Form 10-Q
period 2019-09-30
CROSSFIRST BANKSHARES, INC.
filed 2019-11-12
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-39028

CROSSFIRST BANKSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Kansas		26-3212879
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11440 Tomahawk Creek Parkway
Leawood	KS	66211
(Address of principal executive offices)		(Zip Code)
(913) 312-6822
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CFB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 2019, the registrant had 51,969,203 shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q
Quarter Ended September 30, 2019

Forward-Looking Information

This report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as ‘‘may,’’ ‘‘might,’’ ‘‘should,’’ ‘‘could,’’ ‘‘predict,’’ ‘‘potential,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘continue,’’ ‘‘will,’’ ‘‘anticipate,’’ ‘‘seek,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘strive,’’ ‘‘projection,’’ ‘‘goal,’’ target,’’ ‘‘outlook,’’ ‘‘aim,’’ ‘‘would,’’ ‘‘annualized’’ and ‘‘outlook,’’ or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Such possible events or factors include: changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in our prospectus (File No. 333-232704), dated August 14, 2019, filed with the Securities and Exchange Commission (‘‘SEC’’) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), on August 15, 2019, related to our initial public offering.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$128,126	$216,541
Available for sale securities - taxable	323,531	296,133
Available for sale securities - tax-exempt	409,562	367,545
Premises and equipment, held for sale	—	3,444
Loans, net of allowance for loan losses of $42,995 and $37,826 at September 30, 2019 and December 31, 2018, respectively	3,586,797	3,022,921
Premises and equipment, net	71,314	74,945
Restricted equity securities	16,053	14,525
Interest receivable	15,909	14,092
Foreclosed assets held for sale	2,471	—
Deferred tax asset	7,429	16,316
Goodwill and other intangible assets, net	7,720	7,796
Bank-owned life insurance	65,228	63,811
Other	17,173	9,146
Total assets	$4,651,313	$4,107,215
Liabilities and stockholders’ equity
Deposits
Non-interest bearing	$513,832	$484,284
Savings, NOW and money market	1,922,522	1,714,136
Time	1,221,754	1,009,677
Total deposits	3,658,108	3,208,097
Federal funds purchased and repurchase agreements	49,810	75,406
Federal Home Loan Bank advances	307,804	312,985
Other borrowings	912	884
Interest payable and other liabilities	32,244	19,507
Total liabilities	4,048,878	3,616,879
Stockholders’ equity
Redeemable preferred stock, $0.01 par value, $25 liquidation value:
authorized - 5,000,000 shares, issued - 0 and 1,200,000 shares at September 30, 2019 and December 31, 2018, respectively	—	12
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 51,969,203 and 45,074,322 shares at September 30, 2019 and December 31, 2018, respectively	520	451
Additional paid-in capital	518,816	454,512
Retained earnings	65,282	38,567
Other	(84)	(196)
Accumulated other comprehensive income (loss)	17,901	(3,010)
Total stockholders’ equity	602,435	490,336
Total liabilities and stockholders’ equity	$4,651,313	$4,107,215

See Notes to Consolidated Financial Statements (unaudited)	5

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands except per share data)
Interest Income
Loans, including fees	$49,327	$34,012	$142,319	$89,262
Available for sale securities - Taxable	1,991	2,200	6,646	5,729
Available for sale securities - Tax-exempt	2,969	3,586	8,820	11,622
Deposits with financial institutions	970	723	2,452	2,481
Dividends on bank stocks	272	254	801	718
Total interest income	55,529	40,775	161,038	109,812
Interest Expense
Deposits	18,003	9,999	51,421	26,639
Fed funds purchased and repurchase agreements	74	287	501	628
Advances from Federal Home Loan Bank	1,629	1,468	4,739	4,308
Other borrowings	37	53	112	184
Total interest expense	19,743	11,807	56,773	31,759
Net Interest Income	35,786	28,968	104,265	78,053
Provision for Loan Losses	4,850	3,000	10,550	9,000
Net Interest Income after Provision for Loan Losses	30,936	25,968	93,715	69,053
Non-Interest Income
Service charges and fees (rebates) on customer accounts	72	(100)	441	506
Gain on sale of available for sale securities	34	195	467	608
Impairment of premises and equipment held for sale	—	(171)	(424)	(171)
Gain on sale of loans	49	25	207	618
Income from bank-owned life insurance	476	513	1,416	1,511
Swap fee income, net	1,879	253	2,415	299
ATM and credit card interchange income	476	301	1,312	827
Other non-interest income	226	169	695	690
Total non-interest income	3,212	1,185	6,529	4,888
Non-Interest Expense
Salaries and employee benefits	14,256	12,652	43,296	43,689
Occupancy	2,080	2,132	6,301	6,199
Professional fees	427	766	1,923	2,421
Deposit insurance premiums	302	823	2,020	2,411
Data processing	649	528	1,868	1,470
Advertising	580	527	1,770	1,982
Software and communication	900	630	2,407	1,958
Depreciation and amortization	413	516	1,320	1,306
Other non-interest expense	1,565	1,301	4,858	4,153
Total non-interest expense	21,172	19,875	65,763	65,589
Net Income Before Taxes	12,976	7,278	34,481	8,352
Income tax expense (benefit)	2,592	924	5,308	(904)
Net Income	$10,384	$6,354	$29,173	$9,256
Basic Earnings Per Share(1)	$0.22	$0.15	$0.63	$0.23
Diluted Earnings Per Share(1)	$0.21	$0.15	$0.61	$0.22
(1) Share data has been adjusted to reflect a 2-for-1 stock split effected in the form of a dividend on December 21, 2018.

See Notes to Consolidated Financial Statements (unaudited)	6

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net Income	$10,384	$6,354	$29,173	$9,256
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	5,757	(6,592)	28,084	(22,062)
Less: income tax (benefit)	1,410	(1,620)	6,890	(5,414)
Unrealized gain (loss) on available-for-sale securities, net of income tax (benefit)	4,347	(4,972)	21,194	(16,648)
Reclassification adjustment for realized gains included in income	34	195	467	608
Less: income tax	9	47	115	149
Less: reclassification adjustment for realized gains included in income, net of income tax	25	148	352	459
Other comprehensive income (loss)	4,322	(5,120)	20,842	(17,107)
Comprehensive Income (Loss)	$14,706	$1,234	$50,015	$(7,851)

See Notes to Consolidated Financial Statements (unaudited)	7

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid in	Retained		Comprehensive
	Shares	Amount	Shares(1)	Amount(1)	Capital	Earnings(1)	Other	Income (Loss)	Total
	(Dollars in thousands)
Balance at June 30, 2018	1,200,000	$12	35,496,278	$355	$321,544	$25,778	$(191)	$(4,961)	$342,537
Net income	—	—	—	—	—	6,354	—	—	6,354
Change in unrealized depreciation on available-for-sale securities	—	—	—	—	—	—	—	(5,120)	(5,120)
Issuance of shares	—	—	5,031,110	50	69,733	(25)	—	—	69,758
Issuance of shares from equity-based awards	—	—	—	—	—	—	—	—	—
Retired shares	—	—	(265,908)	(3)	(2,534)	(1,253)	—	—	(3,790)
Preferred dividends declared	—	—	—	—	—	(525)	—	—	(525)
Employee receivables from sale of stock	—	—	—	—	2	—	(1)	—	1
Share-based compensation	—	—	—	—	527	—	—	—	527
Employee stock purchase plan additions	—	—	—	—	38	—	—	—	38
Balance at September 30, 2018	1,200,000	$12	40,261,480	$402	$389,310	$30,329	$(192)	$(10,081)	$409,780

Balance at June 30, 2019	—	$—	45,367,641	$453	$430,347	$54,899	$(83)	$13,579	$499,195
Net income	—	—	—	—	—	10,384	—	—	10,384
Change in unrealized appreciation on available-for-sale securities	—	—	—	—		—	—	4,322	4,322
Issuance of shares	—	—	6,600,245	67	87,154	(1)	—	—	87,220
Issuance of shares from equity-based awards	—	—	1,317	—	(10)	—	—	—	(10)
Employee receivables from sale of stock	—	—	—	—	1	—	(1)	—	—
Share-based compensation	—	—	—	—	1,324	—	—	—	1,324
Employee stock purchase plan additions	—	—	—	—	—	—	—	—	—
Balance at September 30, 2019	—	$—	51,969,203	$520	$518,816	$65,282	$(84)	$17,901	$602,435
(1) Share data has been adjusted to reflect a 2-for-1 stock split effected in the form of a dividend on December 21, 2018.

See Notes to Consolidated Financial Statements (unaudited)	8

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid in	Retained		Comprehensive
	Shares	Amount	Shares(1)	Amount(1)	Capital	Earnings(1)	Other	Income (Loss)	Total
	(Dollars in thousands)
Balance at December 31, 2017	1,200,000	$12	30,686,256	$307	$256,108	$23,950	$(256)	$7,026	$287,147
Net income	—	—	—	—	—	9,256	—	—	9,256
Change in unrealized depreciation on available-for-sale securities	—	—	—	—		—	—	(17,107)	(17,107)
Issuance of shares	—	—	9,557,054	95	132,868	(48)	—	—	132,915
Issuance of shares from equity-based awards	—	—	284,078	3	(1,653)	(1)	—	—	(1,651)
Retired shares	—	—	(265,908)	(3)	(2,534)	(1,253)	—	—	(3,790)
Preferred dividends declared	—	—	—	—	—	(1,575)	—	—	(1,575)
Employee receivables from sale of stock	—	—	—	—	8	—	64	—	72
Share-based compensation	—	—	—	—	4,386	—	—	—	4,386
Employee stock purchase plan additions	—	—	—	—	127	—	—	—	127
Balance at September 30, 2018	1,200,000	$12	40,261,480	$402	$389,310	$30,329	$(192)	$(10,081)	$409,780

Balance at December 31, 2018	1,200,000	$12	45,074,322	$451	$454,512	$38,567	$(196)	$(3,010)	$490,336
Net income		—	—	—	—	29,173	—	—	29,173
Change in unrealized appreciation on available-for-sale securities	—	—	—	—		—	—	20,842	20,842
Issuance of shares	—	—	6,851,213	68	88,869	—	—	—	88,937
Issuance of shares from equity-based awards	—	—	53,668	1	(246)	—	—	—	(245)
Retired shares	(1,200,000)	(12)	(10,000)	—	(30,088)	(55)	—		(30,155)
Preferred dividends declared	—	—	—	—	—	(175)	—	—	(175)
Employee receivables from sale of stock	—	—	—	—	5	—	112	—	117
Share-based compensation	—	—	—	—	3,569	—	—	—	3,569
Employee receivables from sale of stock	—	—	—	—	36	—	—	—	36
Adoption of ASU 2016-01	—	—	—	—	—	(69)	—	69	—
Adoption of ASU 2018-07	—	—	—	—	2,159	(2,159)	—	—	—
Balance at September 30, 2019	—	$—	51,969,203	$520	$518,816	$65,282	$(84)	$17,901	$602,435
(1) Share data has been adjusted to reflect a 2-for-1 stock split effected in the form of a dividend on December 21, 2018.

See Notes to Consolidated Financial Statements (unaudited)	9

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine months ended
	September 30,
	2019	2018
	(Dollars in thousands)
Operating Activities
Net income	$29,173	$9,256
Items not requiring (providing) cash
Depreciation and amortization	4,015	3,299
Provision for loan losses	10,550	9,000
Accretion of discounts and amortization of premiums on securities	4,098	4,134
Equity based compensation	3,606	4,513
(Gain) loss on disposal of fixed assets	64	(4)
Gain on sale of loans	(207)	(618)
Deferred income taxes	2,088	(1,105)
Net increase in bank owned life insurance	(1,416)	(1,511)
Net realized gains on available-for-sale securities	(539)	(608)
Impairment of assets held for sale	424	171
Dividends on FHLB stock	(797)	(713)
Stock dividends on CRA mutual fund	(38)	(34)
Changes in
Interest receivable	(1,817)	(2,105)
Other assets	(7,795)	(170)
Other liabilities	13,261	4,237
Net cash provided by operating activities	54,670	27,742
Investing Activities
Net change in loans	(576,897)	(741,784)
Purchases of available-for-sale securities	(157,492)	(198,214)
Proceeds from maturities of available-for-sale securities	48,658	35,755
Proceeds from sale of available-for-sale securities	63,515	149,271
Purchase of premises and equipment	(649)	(41,268)
Purchase of restricted equity securities	(1,673)	(1,300)
Proceeds from the sale of fixed assets	3,324	1,862
Proceeds from sale of restricted equity securities	941	942
Net cash used in investing activities	(620,273)	(794,736)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts	237,934	456,487
Net increase in time deposits	212,077	46,729
Net increase (decrease) in repurchase agreements and fed funds purchased	(50,596)	77,479
Net increase in federal funds sold	25,000	55,000
Proceeds from line of credit	—	30,000
Repayment of line of credit	—	(30,000)
Proceeds from Federal Home Loan Bank advances	45,000	28,000
Repayment of Federal Home Loan Bank advances	(50,181)	(10,171)
Net repayments of Federal Home Loan Bank line of credit	—	(25,000)

See Notes to Consolidated Financial Statements (unaudited)	10

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine months ended
	September 30,
	2019	2018
	(Dollars in thousands)
Retirement of preferred stock	$(30,000)	$—
Issuance of common shares, net of issuance cost	88,390	132,550
Proceeds from employee stock purchase plan	547	367
Common stock purchased and retired	(155)	(3,790)
Acquisition of common stock for tax withholding obligations	(245)	(1,651)
Net decrease in employee receivables	117	72
Dividends paid on preferred stock	(700)	(1,575)
Net cash provided by financing activities	477,188	754,497
Decrease in Cash and Cash Equivalents	(88,415)	(12,497)
Cash and Cash Equivalents, Beginning of Period	216,541	130,820
Cash and Cash Equivalents, End of Period	$128,126	$118,323
Supplemental Cash Flows Information
Interest paid	$54,998	$31,437
Income taxes paid	1,030	19
Foreclosed assets in settlement of loans	2,471	—
Dividends declared and unpaid on preferred stock	—	525

See Notes to Consolidated Financial Statements (unaudited)	11

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (the ‘‘Company’’), a Kansas corporation, was incorporated in December 2017. Prior to incorporation, the Company was registered as a limited liability company under the name CrossFirst Holdings, LLC. The Company is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiaries, CrossFirst Bank (the ‘‘Bank’’) and CFSA, LLC (“CFSA”), which holds title to certain assets. In addition, CrossFirst Investments, Inc. (‘‘CFI’’) is a wholly-owned subsidiary of the Bank, which holds investments in marketable securities.
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (‘‘GAAP’’). The consolidated financial statements include the accounts of the Company; the Bank, CFI and CFSA. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the six-months ended June 30, 2019 and year ended December 31, 2018 included in the Company’s prospectus, dated August 14, 2019, filed with the Securities and Exchange Commission (‘‘SEC’’) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on August 15, 2019, related to the Company’s initial public offering (the ‘‘IPO Prospectus’’).
In the opinion of management, the interim financial statements include all adjustments all of which are of a normal, recurring nature necessary for the fair presentation of the financial position, results of operations, and cash flows of the Company and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the SEC.
There have been no significant changes in the accounting policies of the Company since June 30, 2019, the most recent date financial statements were provided within the IPO Prospectus.  The information contained in the financial statements and footnotes for the period ended June 30, 2019 included in the Company’s IPO Prospectus should be referred to in connection with these unaudited interim consolidated financial statements.
Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Use of Estimates
The Company has identified accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of the Company’s financial statements to those judgments and assumptions, are critical to an understanding of the Company’s financial condition and results of operations. Actual results could differ from those estimates. The Allowance for Loan and Lease Losses, Investment Securities Impairment, Deferred Tax Asset, and Fair Value of Financial Instruments are particularly susceptible to significant change.
Change in Presentation Due to Stock Split
On December 18, 2018, the Company announced a 2-for-1 stock split, effected in the form of a dividend, effective December 21, 2018. Share data and per share data were retroactively adjusted for the periods presented to reflect the change in capital structure.
Cash Equivalents
The Company had $85.0 million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of September 30, 2019. The reserve required at September 30, 2019 was approximately $63.3 million. In addition, the

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Company is at times required to place cash collateral with a third party as part of its back-to-back swap agreements. At September 30, 2019, approximately $18.2 million was required as cash collateral.
Initial Public Offering
On August 19, 2019, the Company completed its initial public offering of common shares. The Company issued and sold 5,750,000 common shares at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $75.6 million from the initial public offering. In addition, certain selling stockholders participated in the offering and sold an aggregate of 1,261,589 common shares at a public offering price of $14.50 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders.
On September 17, 2019, the underwriters partially exercised their option to purchase additional shares. The Company issued and sold 844,362 common shares at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $11.4 million.
As of September 30, 2019, the Company qualified as an emerging growth company (‘‘EGC’’) under the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’). An EGC may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Amongst the reductions and reliefs, the Company elected to extend the transition period for complying with new or revised accounting standards affecting public companies. This means that the financial statements the Company files or furnishes, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until the Company affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.
Recent Accounting Pronouncements
The Company has implemented the following Accounting Standards Updates (‘‘ASU’’) during 2019:

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-07 - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 2019 Early adoption
Expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, excluding share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments include (1) grants are measured at grant-date fair value of the equity instruments, (2) equity-classified nonemployee share-based payment awards are measured at the grant date,
(3) performance based awards are measured based on the probability of satisfying the performance conditions, and (4) in general, non-employee share-based payment awards will continue to be subject to the requirements of ASC 718 unless modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instrument have been satisfied, and the nonemployee is no longer providing goods or services.

The Company had 216,960 stock-based awards to non-employees as of the implementation date, including 116,960 performance-based restricted stock units. The adoption of the ASU allowed the Company to (i) set the fair market value of the non-employee awards as of the adoption date and (ii) start to expense the performance-based restricted stock units based on the probability of satisfying the performance conditions.

Adoption of ASU 2018-07 required the Company to make a one-time transfer of $2.2 million from retained earnings to additional paid in capital. The Company will record forfeitures as they occur and base fair market values on the expected term, like the Company’s accounting for employee-based awards.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-01 - Financial Instruments-Overall (Subtopic 825-10)	January 2019
Required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

Emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of practicability exceptions in determining the fair value of loans.
The Company transferred $68.7 thousand from accumulated other comprehensive loss to retained earnings in January 2019. There was no impact to the income statement on the adoption date.
ASU 2014-09 - Revenue from Contracts with Customers	January 2019
Amended guidance related to revenue from contracts with customers.

The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Replaced nearly all existing revenue recognition guidance, including industry-specific guidance, established a new control-based revenue recognition model, changed the basis for deciding when revenue is recognized over time or at a point in time, provided new and more detailed guidance on specific topics and expands and improves disclosures about revenue.

The accounting update did not materially impact the financial statements or recognition of revenues.

The update did not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream.

In addition, the Company’s non-interest income is generated by customer transactions or through the passage of time and as a result the pattern or timing of income recognition was not impacted.

The Company has updates to the following ASUs that have not yet been adopted. A complete list of recent, applicable accounting pronouncements was provided in the IPO Prospectus:

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13 Financial Instruments-Credit Losses	The Company expects to implement this standard in 2020; however, the Company is not required to implement this standard until January 2023 if it maintains its EGC status.
Requires an entity to utilize a new impairment model known as the current expected credit loss (’’CECL’’) model to estimate its lifetime expected credit loss and record an allowance that, when deducted from amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.

The Company has established a committee of individuals from applicable departments to oversee the implementation process.

The Company implemented a third-party software solution and completed the software implementation phase of the transition. The software implementation phase included data capture and portfolio segmentation amongst other items.

The Company has completed an initial parallel run using 2019 data and expects to complete a second parallel run using third quarter data during the fourth quarter.

At this time, an estimate of the impact cannot be established as the Company continues to evaluate the inputs into the model. The fourth quarter parallel run may provide a better estimate of the impact to the Company’s financial statements, but the actual impact could be significantly affected by the composition, characteristics and quality of the underlying loan portfolio at the time of adoption.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02 Leases (Topic 842)	The Company expects to implement this standard in 2020; however, the Company is not required to implement this standard until January 2021 if it maintains its EGC status.
Requires lessees and lessors to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.

The update requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach with the option to elect certain practical expedients.

The update will also increase disclosures around leases, including qualitative and specific quantitative measures.

The Company is electing to apply the update as of the beginning of the period of adoption and the Company will not restate comparative periods. The Company also expects to elect certain optional practical expedients.

The Company gathered all potential lease and embedded lease agreements and is evaluating the applicability and impact to the financial statements.

The Company’s current operating leases relate primarily to three branch locations. Based on these current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on its balance sheet, with an immaterial impact to its income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company lease portfolio as of the adoption date.

Note 2:	Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Earnings per Share
Net income	$10,384	$6,354	$29,173	$9,256
Less: preferred stock dividends	—	525	175	1,575
Net income available to common stockholders	$10,384	$5,829	$28,998	$7,681
Weighted average common shares(1)	48,351,553	37,790,614	46,239,021	33,918,540
Earnings per share	$0.22	$0.15	$0.63	$0.23
Dilutive Earnings Per Share
Net income available to common stockholders	$10,384	$5,829	$28,998	$7,681
Weighted average common shares(1)	48,351,553	37,790,614	46,239,021	33,918,540
Effect of dilutive shares(1)	812,996	988,010	842,706	1,133,888
Weighted average dilutive common shares(1)	49,164,549	38,778,624	47,081,727	35,052,428
Diluted earnings per share	$0.21	$0.15	$0.61	$0.22

SARs, RSUs, RSAs, PRSUs, PSSs not included because to do so would be antidilutive(1)	541,556	442,452	507,167	273,180

[1] Share data has been adjusted to reflect a 2-for-1 stock split effected in the form of a dividend on December 21, 2018.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Note 3:	Securities
Available-for-Sale Debt and Equity Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale debt and equity securities consisted of the following:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$158,897	$2,009	$192	$160,714
Collateralized mortgage obligations - GSE residential	147,917	1,002	244	148,675
State and political subdivisions	398,963	21,051	5	420,009
Corporate bonds	1,444	92	—	1,536
Total available-for-sale debt securities	707,221	24,154	441	730,934
Equity securities
Mutual funds	2,179	—	20	2,159
Total equity securities	2,179	—	20	2,159
Total available-for-sale securities	$709,400	$24,154	$461	$733,093

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$131,215	$162	$2,090	$129,287
Collateralized mortgage obligations - GSE residential	154,110	287	1,771	152,626
State and political subdivisions	378,595	3,908	4,445	378,058
Corporate bonds	1,613	70	26	1,657
Total available-for-sale debt securities	665,533	4,427	8,332	661,628
Equity securities
Mutual funds	2,141	—	91	2,050
Total equity securities	2,141	—	91	2,050
Total available-for-sale securities	$667,674	$4,427	$8,423	$663,678

The carrying value of securities pledged as collateral was $36.6 million and $108.6 million at September 30, 2019 and December 31, 2018, respectively.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

The amortized cost and fair value of available-for-sale debt securities at September 30, 2019, by contractual maturity, are shown below:

	September 30, 2019
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$1,411	$157,486	$158,897
Estimated fair value	—	—	1,471	159,243	160,714
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	—	—	2,876	145,041	147,917
Estimated fair value	—	—	3,011	145,664	148,675
State and political subdivisions
Amortized cost	—	3,580	40,410	354,973	398,963
Estimated fair value	—	3,674	43,071	373,264	420,009
Corporate bonds
Amortized cost	—	—	1,444	—	1,444
Estimated fair value	—	—	1,536	—	1,536
Total available-for-sale debt securities
Amortized cost	—	3,580	46,141	657,500	707,221
Estimated fair value	$—	$3,674	$49,089	$678,171	$730,934
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.

The following tables show gross unrealized losses, the number of securities that are in an unrealized loss position, and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$3,988	$4	1	$27,889	$188	5	$31,877	$192	6
Collateralized mortgage obligations - GSE residential	48,851	149	6	9,792	95	10	58,643	244	16
State and political subdivisions	2,952	4	3	146	1	1	3,098	5	4
Corporate bonds	—	—	0	—	—	0	—	—	0
Total temporarily impaired debt securities	$55,791	$157	10	$37,827	$284	16	$93,618	$441	26

Table of Contents	Notes to Unaudited Consolidated Financial Statements

	December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$66,232	$369	10	$44,280	$1,721	11	$110,512	$2,090	21
Collateralized mortgage obligations - GSE residential	4,639	42	1	68,362	1,729	20	73,001	1,771	21
State and political subdivisions	85,181	1,210	68	97,721	3,235	74	182,902	4,445	142
Corporate bonds	723	26	1	—	—	0	723	26	1
Total temporarily impaired debt securities	$156,775	$1,647	80	$210,363	$6,685	105	$367,138	$8,332	185
The unrealized losses on the Company’s investments in state and political subdivisions were caused by interest rate changes and adjustments in credit ratings. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on the Company’s investments in collateralized mortgage-backed securities and corporate bonds were caused by interest rate changes and market assumptions about prepayment speeds.
The Company expects to recover the amortized cost basis over the term of the securities, excluding a previously disclosed impaired security. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired (‘‘OTTI’’) at September 30, 2019.
Gross gains of $506.2 thousand and $2.0 million and gross losses of $39.4 thousand and $1.4 million resulting from sales of available-for-sale securities were realized for the nine-months ended September 30, 2019 and 2018, respectively.
Equity Securities

Equity securities consist of Community Reinvestment Act mutual funds. The fair value of the equity securities was $2.2 million and $2.1 million at September 30, 2019 and December 31, 2018, respectively. Prior to January 1, 2019, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax. A net unrealized loss of $68.7 thousand had been recognized in accumulated other comprehensive income as of December 31, 2018. On January 1, 2019, the unrealized loss was reclassified out of accumulated other comprehensive income and into retained earnings with subsequent changes in fair value being recognized in other non-interest income. The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on available-for-sale equity securities:

	September 30, 2019
	Three months ended	Nine months ended
	(Dollars in thousands)
Net gains recognized during the period on equity securities	$16	$72
Less: net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$16	$72

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Note 4:	Loans and Allowance for Loan Losses
Categories of loans at September 30, 2019 and December 31, 2018 include:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial	$1,312,647	$1,134,414
Energy	396,132	358,283
Commercial real estate	993,153	846,561
Construction and land development	527,582	440,032
Residential real estate	365,435	246,275
Equity lines of credit	22,192	20,286
Consumer installment	21,552	23,528
Gross loans	3,638,693	3,069,379
Less: Allowance for loan losses	42,995	37,826
Less: Net deferred loan fees and costs	8,901	8,632
Net loans	$3,586,797	$3,022,921

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the loan balance is not collectible. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of its ability to collect the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers unclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process and loan categories. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
The following tables summarize the activity in the allowance for loan losses by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer Installment	Total
	(Dollars in thousands)
Three months ended September 30, 2019
Allowance for loan losses
Beginning balance	$22,975	$7,300	$7,533	$2,602	$2,138	$155	$149	$42,852
Provision charged to expense	3,535	1,077	(249)	414	82	5	(14)	4,850
Charge-offs	(1,700)	(3,000)	—	—	—	—	(8)	(4,708)
Recoveries	1	—	—	—	—	—	—	1
Ending balance	$24,811	$5,377	$7,284	$3,016	$2,220	$160	$127	$42,995

Table of Contents	Notes to Unaudited Consolidated Financial Statements

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer Installment	Total
	(Dollars in thousands)
Three months ended September 30, 2018
Allowance for loan losses
Beginning balance	$11,739	$7,957	$6,584	$2,530	$1,103	$170	$114	$30,197
Provision charged to expense	1,102	1,184	315	137	261	4	(3)	3,000
Charge-offs	(97)	—	—	—	—	—	—	(97)
Recoveries	439	—	—	—	—	—	1	440
Ending balance	$13,183	$9,141	$6,899	$2,667	$1,364	$174	$112	$33,540

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer Installment	Total
	(Dollars in thousands)
Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$16,584	$10,262	$6,755	$2,475	$1,464	$159	$127	$37,826
Provision charged to expense	11,166	(2,461)	529	541	756	1	18	10,550
Charge-offs	(2,954)	(3,000)	—	—	—	—	(19)	(5,973)
Recoveries	15	576	—	—	—	—	1	592
Ending balance	$24,811	$5,377	$7,284	$3,016	$2,220	$160	$127	$42,995

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer Installment	Total
	(Dollars in thousands)
Nine months ended September 30, 2018
Allowance for loan losses
Beginning balance	$11,378	$7,726	$4,668	$1,200	$905	$122	$92	$26,091
Provision charged to expense	2,031	2,671	2,231	1,467	459	77	64	9,000
Charge-offs	(681)	(1,256)	—	—	—	(25)	(45)	(2,007)
Recoveries	455	—	—	—	—	—	1	456
Ending balance	$13,183	$9,141	$6,899	$2,667	$1,364	$174	$112	$33,540

Table of Contents	Notes to Unaudited Consolidated Financial Statements

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer Installment	Total
	(Dollars in thousands)
September 30, 2019
Ending balance
Individually evaluated for impairment	$10,398	$854	$343	$—	$219	$—	$—	$11,814
Collectively evaluated for impairment	$14,413	$4,523	$6,941	$3,016	$2,001	$160	$127	$31,181
Allocated to loans:
Individually evaluated for impairment	$66,162	$10,226	$16,544	$—	$2,537	$—	$—	$95,469
Collectively evaluated for impairment	$1,246,485	$385,906	$976,609	$527,582	$362,898	$22,192	$21,552	$3,543,224
Ending balance	$1,312,647	$396,132	$993,153	$527,582	$365,435	$22,192	$21,552	$3,638,693

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer Installment	Total
	(Dollars in thousands)
December 31, 2018
Ending balance
Individually evaluated for impairment	$5,814	$3,108	$473	$—	$5	$—	$—	$9,400
Collectively evaluated for impairment	$10,770	$7,154	$6,282	$2,475	$1,459	$159	$127	$28,426
Allocated to loans:
Individually evaluated for impairment	$78,147	16,250	$15,227	$—	$2,027	$—	$—	$111,651
Collectively evaluated for impairment	$1,056,267	$342,033	$831,334	$440,032	$244,248	$20,286	$23,528	$2,957,728
Ending balance	$1,134,414	$358,283	$846,561	$440,032	$246,275	$20,286	$23,528	$3,069,379

Credit Risk Profile

The Company analyzes its loan portfolio based on an internal rating category (grades 1 - 8), portfolio segment and payment activity. These categories are utilized to develop the associated allowance for loan losses. A description of the loan grades and segments follows:
Loan Grades

•
Pass & Watch (risk rating 1 - 4) - Considered satisfactory. Includes borrowers that generally maintain good liquidity and financial condition or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is programmed and timely repayment is expected.

•
Special Mention (risk rating 5) - Borrowers generally exhibit adverse trends in operations or an imbalanced position in their balance sheet that has not reached a point where repayment is jeopardized. Credits are currently protected but, if left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s credit or lien position at a future date. These credits are not adversely classified and do not expose the Company to enough risk to warrant adverse classification.

•
Substandard (risk rating 6) - Credits generally exhibit a well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•
Doubtful (risk rating 7) - Credits which exhibit weaknesses inherent in a substandard credit with the added characteristic that these weaknesses make collection or liquidation in full highly questionable and improbable based on existing facts, conditions and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.

•	Loss (risk rating 8) - Credits which are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.
Loan Portfolio Segments

•
Commercial - Includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. Repayment is primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

•
Energy - Includes loans to oil and natural gas customers for use in financing working capital needs, exploration and production activities, and acquisitions. The loans in this category are repaid primarily from the conversion of crude oil and natural gas to cash. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

•
Commercial Real Estate - Loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the company’s market areas.

•
Construction and Land Development - Loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the company’s market areas.

•
Residential Real Estate - The loans are generally secured by owner-occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within or outside the company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over many borrowers.

•
Equity Lines of Credit - The loans are revolving lines of credit extended to consumers secured through a first or second mortgage on their personal residence. Repayment is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans may be impacted by economic conditions within the company’s market areas that may impact either property values or a borrower’s personal income.

•
Consumer Installment - The loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment comes from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.

The following tables present the credit risk profile of the Company’s loan portfolio based on an internal rating category (grades 1 - 8), portfolio segment and payment activity:

	Pass & Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2019
Commercial	$1,217,280	$29,350	$66,017	$—	$—	$1,312,647
Energy	378,533	10,342	2,580	4,677	—	396,132
Commercial real estate	976,262	7,529	8,402	960	—	993,153
Construction and land development	527,582	—	—	—	—	527,582
Residential real estate	362,625	273	2,537	—	—	365,435
Equity lines of credit	22,192	—	—	—	—	22,192
Consumer installment	21,552	—	—	—	—	21,552
	$3,506,026	$47,494	$79,536	$5,637	$—	$3,638,693

	Pass & Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2018
Commercial	$1,056,505	$—	$73,824	$4,085	$—	$1,134,414
Energy	339,720	5,376	13,187	—	—	358,283
Commercial real estate	831,290	6,950	7,209	1,112	—	846,561
Construction and land development	440,032	—	—	—	—	440,032
Residential real estate	244,178	70	2,027	—	—	246,275
Equity lines of credit	20,286	—	—	—	—	20,286
Consumer installment	23,528	—	—	—	—	23,528
	$2,955,539	$12,396	$96,247	$5,197	$—	$3,069,379

The Company evaluates the loan risk grading system definitions, portfolio segment definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
September 30, 2019
Commercial	$42,039	$2,785	$1,101	$45,925	$1,266,722	$1,312,647	$—
Energy	7,122	—	5,319	12,441	383,691	396,132	642
Commercial real estate	317	—	93	410	992,743	993,153	—
Construction and land development	12,345	—	—	12,345	515,237	527,582	—
Residential real estate	68	—	2,012	2,080	363,355	365,435	—
Equity lines of credit	—	—	—	—	22,192	22,192	—
Consumer installment	50	—	—	50	21,502	21,552	—
	$61,941	$2,785	$8,525	$73,251	$3,565,442	$3,638,693	$642

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
December 31, 2018
Commercial	$1,040	$—	$4,137	$5,177	$1,129,237	$1,134,414	$—
Energy	1,994	—	9,218	11,212	347,071	358,283	—
Commercial real estate	—	425	2,253	2,678	843,883	846,561	—
Construction and land development	—	—	—	—	440,032	440,032	—
Residential real estate	28	194	—	222	246,053	246,275	—
Equity lines of credit	—	—	—	—	20,286	20,286	—
Consumer installment	—	—	—	—	23,528	23,528	—
	$3,062	$619	$15,608	$19,289	$3,050,090	$3,069,379	$—

Impaired Loans

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. The intent of concessions is to maximize collection.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

The following tables present impaired loans for the periods ended September 30, 2019 and December 31, 2018:

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
September 30, 2019
Loans without a specific valuation
Commercial	$25,770	$25,770	$—
Energy	2,969	2,969	—
Commercial real estate	12,501	12,501	—
Construction and land development	—	—	—
Residential real estate	2,195	2,195	—
Equity lines of credit	—	—	—
Consumer installment	—	—	—
Loans with a specific valuation
Commercial	40,392	40,392	10,398
Energy	7,257	7,257	854
Commercial real estate	4,043	4,043	343
Construction and land development	—	—	—
Residential real estate	342	342	219
Equity lines of credit	—	—	—
Consumer installment	—	—	—
Total
Commercial	66,162	66,162	10,398
Energy	10,226	10,226	854
Commercial real estate	16,544	16,544	343
Construction and land development	—	—	—
Residential real estate	2,537	2,537	219
Equity lines of credit	—	—	—
Consumer installment	—	—	—
	$95,469	$95,469	$11,814

Table of Contents	Notes to Unaudited Consolidated Financial Statements

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
December 31, 2018
Loans without a specific valuation
Commercial	$40,151	$40,151	$—
Energy	2,789	2,789	—
Commercial real estate	7,059	7,059	—
Construction and land development	—	—	—
Residential real estate	1,964	1,964	—
Equity lines of credit	—	—	—
Consumer installment	—	—	—
Loans with a specific valuation
Commercial	37,996	37,996	5,814
Energy	13,461	13,461	3,108
Commercial real estate	8,168	8,168	473
Construction and land development	—	—	—
Residential real estate	63	63	5
Equity lines of credit	—	—	—
Consumer installment	—	—	—
Total
Commercial	78,147	78,147	5,814
Energy	16,250	16,250	3,108
Commercial real estate	15,227	15,227	473
Construction and land development	—	—	—
Residential real estate	2,027	2,027	5
Equity lines of credit	—	—	—
Consumer installment	—	—	—
	$111,651	$111,651	$9,400

The table below shows interest income recognized during the three- and nine-month periods ended September 30, 2019 and September 30, 2018 for impaired loans held at the end of each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Commercial	$386	$402	$862	$1,110
Energy	98	93	324	369
Commercial real estate	200	88	613	291
Construction and land development	—	—	—	—
Residential real estate	8	17	17	52
Equity lines of credit	—	—	—	—
Consumer installment	—	—	—	—
Total interest income recognized	$692	$600	$1,816	$1,822

Table of Contents	Notes to Unaudited Consolidated Financial Statements

The table below shows the average balance of impaired loans during the three- and nine-month periods ended September 30, 2019 and September 30, 2018 by loan category for impaired loans held at the end of each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019
	(Dollars in thousands)
Commercial	$54,410	$27,671	$49,265	$26,849
Energy	13,623	17,683	15,091	18,992
Commercial real estate	16,690	8,055	16,528	8,101
Construction and land development	—	—	—	—
Residential real estate	2,538	2,046	2,354	2,059
Equity lines of credit	—	—	—	—
Consumer installment	—	—	—	—
Total average impaired loans	$87,261	$55,455	$83,238	$56,001

Non-accrual Loans

Nonperforming loans are loans for which the Company does not record interest income. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial	$34,201	$4,781
Energy	4,677	9,219
Commercial real estate	2,680	3,517
Construction and land development	—	—
Residential real estate	2,068	301
Equity lines of credit	—	—
Consumer installment	—	—
Total non-accrual loans	$43,626	$17,818

Troubled Debt Restructurings

Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

The table below presents loans restructured during the three- and nine-months ended September 30, 2019 and 2018, including the post-modification outstanding balance and the type of concession made:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Commercial
- Deferred payment	$—	$—	$—	$61
- Reduction of monthly payment	—	—	994	—
- Extension of maturity date	—	—	30,005	300
Energy
- Reduction of monthly payment	—	—	—	2,972
Commercial real estate
- Reduction of monthly payment	—	—	3,767	—
- Interest rate reduction	—	1,153	—	2,256
Total troubled debt restructurings	$—	$1,153	$34,766	$5,589

As of September 30, 2019 and December 31, 2018, the Company had $896 thousand and $0, respectively, in commitments to borrowers whose terms have been modified in troubled debt restructurings. As of September 30, 2019, the modifications related to the troubled debt restructurings above did not impact the allowance for loan losses because the loans were previously impaired and evaluated on an individual basis or enough collateral was obtained to provide an additional commitment. The restructured loans had a total specific valuation allowance of $8.8 million and $2.4 million as of September 30, 2019 and December 31, 2018, respectively.
The balance of restructured loans is provided below as of September 30, 2019 and December 31, 2018. In addition, the balance of those loans that are in default at any time during the past twelve months at September 30, 2019 and December 31, 2018 is provided below:

	September 30, 2019			December 31, 2018
	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)
	(Dollars in thousands)
Commercial	7	$36,865	$—	6	$5,022	$55
Energy	2	2,969	—	2	3,631	—
Commercial real estate	3	4,947	—	2	1,382	—
Construction and land development	—	—	—	—	—	—
Residential real estate	—	—	—	1	237	—
Equity lines of credit	—	—	—	—	—	—
Consumer installment	—	—	—	—	—	—
Total restructured loans	12	$44,781	$—	11	$10,272	$55
(1) Default is considered to mean 90 days or more past due as to interest or principal.

Note 5:	Derivatives and Hedging
Derivatives not designated as hedges are not speculative and result from a service the Company provides to clients. The Company executes interest rate swaps with customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives

Table of Contents	Notes to Unaudited Consolidated Financial Statements

associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
During the quarter ended September 30, 2019, the Company changed an input associated with the fair market value related to derivatives not designated as hedges. The model utilized to calculate the non-performance risk, also known as the credit valuation adjustment, or CVA, was adjusted from a more conservative default methodology to a review of the historical defaults recognized by the Company. Management believes this change better aligns with the Company’s credit methodology and underwriting standards.
As a result of the change in methodology, the Company increased swap fee income, net by approximately $800 thousand, related to swaps closed on or before June 30, 2019. If no defaults occur for derivatives not designated as hedges, the change in methodology will lower future swap fee income, net by the same amount.
As of September 30, 2019 and December 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	September 30, 2019		December 31, 2018
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	46	$308,960	20	$77,709

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Balance Sheet as of September 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2019	2018	Location	2019	2018
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$13,735	$1,051	Other liabilities	$13,782	$1,136

The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the Statements of Income as swap fee income, net. The effect of the Company’s derivative financial instruments gain and loss are reported on the Statements of Cash Flows within other assets and other liabilities.
The tables below show a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018:

September 30, 2019
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$13,735	$—	$13,735	$—	$—	$13,735
Offsetting of derivative liabilities
Derivatives	$13,782	$—	$13,782	$—	$—	$13,782

Table of Contents	Notes to Unaudited Consolidated Financial Statements

December 31, 2018
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$1,051	$—	$1,051	$72	$—	$979
Offsetting of derivative liabilities
Derivatives	$1,136	$—	$1,136	$72	$—	$1,064

The net presentation above can be reconciled to the tabular disclosure of fair value.
As of September 30, 2019, the Company had minimum collateral posting thresholds with certain of its derivative counter-parties and had posted collateral of $18.2 million. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $13.8 million.

Note 6:	Interest-Bearing Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at September 30, 2019 were as follows:

	September 30, 2019
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$822,439	$216,486	$105,559	$52,055	$25,215	$—	$1,221,754
Fed funds purchased & repurchase agreements	49,810	—	—	—	—	—	49,810
FHLB borrowings	24,000	76,500	16,500	39,704	—	151,100	307,804
Trust preferred securities(1)	—	—	—	—	—	912	912
	$896,249	$292,986	$122,059	$91,759	$25,215	$152,012	$1,580,280
(1) The contract value of the trust preferred securities is $2.5 million and is currently being accreted to the maturity date of 2035.

Note 7:	Change in Accumulated Other Comprehensive Income (AOCI)
Amounts reclassified from AOCI and the affected line items in the consolidated Statements of Income during the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected Line Item in the
	2019	2018	2019	2018	Statements of Income
	(Dollars in thousands)
Unrealized gains on available-for-sale securities	$34	$195	$467	$608	Gain on sale of available for sale securities
Amount reclassified before tax	34	195	467	608
Less: tax effect	9	47	115	149	Income tax expense
Net reclassified amount	$25	$148	$352	$459

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Note 8:	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of September 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.
The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2019 and December 31, 2018 are presented in the following table:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phase-In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2019
Total Capital to Risk-Weighted Assets
Consolidated	$618,407	13.9%	$467,160	10.5%	$467,160	10.5%	N/A	N/A
Bank	567,667	12.8	467,085	10.5	467,085	10.5	$444,843	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	575,412	12.9	378,177	8.5	378,177	8.5	N/A	N/A
Bank	524,672	11.8	378,117	8.5	378,117	8.5	355,875	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	574,500	12.9	311,440	7.0	311,440	7.0	N/A	N/A
Bank	524,672	11.8	311,390	7.0	311,390	7.0	289,148	6.5
Tier I Capital to Average Assets
Consolidated	575,412	12.6	183,152	4.0	183,152	4.0	N/A	N/A
Bank	$524,672	11.5%	$183,109	4.0%	$183,109	4.0%	$228,886	5.0%
December 31, 2018
Total Capital to Risk-Weighted Assets
Consolidated	$521,111	13.5%	$380,873	9.9%	$404,979	10.5%	N/A	N/A
Bank	481,287	12.5	380,369	9.9	404,443	10.5	$385,184	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	483,285	12.5	303,734	7.9	327,840	8.5	N/A	N/A
Bank	443,461	11.5	303,332	7.9	327,406	8.5	308,147	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	453,049	11.7	245,880	6.4	269,986	7.0	N/A	N/A
Bank	443,461	11.5	245,555	6.4	269,629	7.0	250,369	6.5
Tier I Capital to Average Assets
Consolidated	483,285	12.4	155,538	4.0	155,538	4.0	N/A	N/A
Bank	$443,461	11.4%	$155,420	4.0%	$155,420	4.0%	$194,275	5.0%

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Note 9:	Revenue from Contracts with Customers
The Company adopted ASU 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606)’’ and its related amendments as of January 1, 2019 using the modified retrospective approach. The implementation had no material impact on the measurement or recognition of revenue of either current or prior periods.
The categories are selected based on the nature, amount, timing, and uncertainty of revenue and cash flows. The following presents descriptions of revenue categories within the scope of ASU 2014-09 (ASC 606):
Service charges and fees (rebates) on customer accounts - This segment consists of monthly fees for the services rendered on customer deposit accounts, including maintenance charges, overdraft fees, and processing fees. The monthly fee structures are typically based on type of account, volume, and activity. The customer is typically billed monthly and pays the bill from their deposit account. The Company satisfies the performance obligation related to providing depository accounts monthly as transactions are processed and deposit service charge revenue is recorded.
ATM and credit card interchange income - This segment consists of fees charged for use of the Company’s ATMs, as well as, an interchange fee with credit card and debit card service providers. ATM fees and interchange fees are based on the number of transactions, as well as, the underlying agreements. Customers are typically billed monthly. The Company satisfies the performance obligation related to ATM and interchange fees monthly as transactions are processed and revenue is recorded.
International fees - This segment consists of fees earned from foreign exchange transactions and preparation of international documentation. International fees are based on underlying agreements that describe the Company’s performance obligation and the related fee. Customers are typically billed and cash is received once the service or transaction is complete. The Company satisfies the performance obligation related to international fees monthly as transactions are processed and revenue is recorded.
Other fees - This segment consists of numerous, smaller fees such as wire transfer fees, check cashing fees, and check printing fees. Other fees are typically billed to customers on a monthly basis. Performance obligations for other fees are satisfied at the time that the service is rendered.
The following table disaggregates the non-interest income subject to ASU 2014-09 by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Non-interest income subject to ASU 2014-09
Service charges and fees (rebates) on customer accounts	$72	$(100)	$441	$506
ATM and credit card interchange income	476	301	1,312	827
International fees	199	160	506	579
Other fees	12	10	104	30
Total non-interest income from contracts with customers	759	371	2,363	1,942
Non-interest income not subject to ASU 2014-09
Other non-interest income	2,453	814	4,166	2,946
Total non-interest income	$3,212	$1,185	$6,529	$4,888

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Note 10:	Equity-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan. In addition, the Company has an Employee Stock Purchase Plan that was indefinitely suspended effective April 1, 2019. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 2,275,721 shares as of September 30, 2019.
The table below summarizes the stock-based compensation for the three and nine-months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Stock appreciation rights	$446	$220	$977	$1,905
Performance based restricted units and stock	159	28	409	524
Restricted stock units	510	280	1,528	1,957
Restricted stock awards	209	—	656	—
Employee stock purchase plan	—	38	36	127
Total stock-based compensation	$1,324	$566	$3,606	$4,513

Note 11:	Income Tax
A reconciliation of the income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Computed at the statutory rate (21%)	$2,725	$1,529	$7,241	$1,754
Increase (decrease) resulting from
Tax-exempt income	(722)	(860)	(2,147)	(2,754)
Nondeductible expenses	71	87	208	261
State tax credit	—	—	(1,361)	—
State income taxes	566	124	1,526	245
Equity based compensation	(5)	—	(66)	(400)
Other adjustments	(43)	44	(93)	(10)
Actual tax expense (benefit)	$2,592	$924	$5,308	$(904)

Table of Contents	Notes to Unaudited Consolidated Financial Statements

The tax effects of temporary differences related to deferred taxes shown on the consolidated Balance Sheets are presented below:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale	$—	$986
Allowance for loan losses	10,637	9,358
Lease incentive	306	329
Impairment of available for sale securities	498	498
Valuation allowance on real estate	—	396
Loan fees	2,202	2,135
Net operating loss carryover	370	398
Accrued expenses	105	1,927
Deferred compensation	2,317	1,838
Alternative minimum tax credits	—	2,365
State tax credit	3,517	2,506
Other	63	79
	20,015	22,815
Deferred tax liability
Fair market value adjustments - trust preferred securities	(350)	(356)
Net unrealized gain on securities available-for-sale	(5,812)	—
FHLB stock basis	(936)	(739)
Premises and equipment	(4,301)	(5,019)
Other	(1,187)	(385)
	(12,586)	(6,499)
Net deferred tax asset	$7,429	$16,316

Note 12:	Disclosures about Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Recurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		September 30, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$160,714	$—	$160,714	$—
Collateralized mortgage obligations - GSE residential	148,675	—	148,675	—
State and political subdivisions	420,009	—	420,009	—
Corporate bonds	1,536	—	1,536	—
Mutual funds	2,159	—	2,159	—
Derivative assets	13,735	—	13,735	—
Derivative liabilities	$13,782	$—	$13,782	$—

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$129,287	$—	$129,287	$—
Collateralized mortgage obligations - GSE residential	152,626	—	152,626	—
State and political subdivisions	378,058	—	378,058	—
Corporate bonds	1,657	—	1,657	—
Mutual funds	2,050	—	2,050	—
Derivative assets	1,051	—	1,051	—
Derivative liabilities	$1,136	$—	$1,136	$—

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the Company’s accompanying consolidated balance sheets.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Derivatives
Fair value of the interest rate swaps is obtained from independent pricing services based on quoted market prices for similar derivative contracts.
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		September 30, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$40,220	$—	$—	$40,220
Premises and equipment held-for-sale	—	—	—	—
Foreclosed assets held for sale	$2,471	$—	$—	$2,471

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$50,288	$—	$—	$50,288
Premises and equipment held-for-sale	3,444	—	3,444	—
Foreclosed assets held for sale	$—	$—	$—	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets.
Collateral-dependent Impaired Loans, Net of ALLL
The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. The impaired loans had a carrying value of $52.0 million and $59.7 million and were reduced by specific valuation allowance allocations totaling $11.8 million and $9.4 million at September 30, 2019 and December 31, 2018, respectively.
Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Office of the Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by the Office of the Chief Credit Officer. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Office of the Chief Credit Officer by comparison to historical results.
Premises and Equipment Held-for-Sale
The estimated fair value of premises and equipment held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Foreclosed Assets Held-for-Sale
The estimated fair value of foreclosed assets held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$40,220	Market comparable properties	Marketability discount	10% - 15% (12%)
Foreclosed assets held for sale	$2,471	Market comparable properties	Marketability discount	25%

	December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$50,288	Market comparable properties	Marketability discount	10% - 15% (12%)
Foreclosed assets held for sale	$—

The following tables present the estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$128,126	$128,126	$—	$—	$128,126
Available-for-sale securities	733,093	—	733,093	—	733,093
Loans, net of allowance for loan losses	3,586,797	—	—	3,607,276	3,607,276
Restricted equity securities	16,053	—	—	16,053	16,053
Interest receivable	15,909	—	15,909	—	15,909
Derivative assets	13,735	—	13,735	—	13,735
	$4,493,713	$128,126	$762,737	$3,623,329	$4,514,192
Financial Liabilities
Deposits	$3,658,108	$513,832	$—	$3,162,740	$3,676,572
Federal funds purchased and repurchase agreements	49,810	—	49,809	—	49,809
Federal Home Loan Bank advances	307,804	—	311,583	—	311,583
Other borrowings	912	—	2,054	—	2,054
Interest payable	4,643	—	4,643	—	4,643
Derivative liabilities	13,782	—	13,782	—	13,782
	$4,035,059	$513,832	$381,871	$3,162,740	$4,058,443

Table of Contents	Notes to Unaudited Consolidated Financial Statements

	December 31, 2018
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$216,541	$216,541	$—	$—	$216,541
Available-for-sale securities	661,628	—	661,628	—	661,628
Loans, net of allowance for loan losses	3,022,921	—	—	3,027,930	3,027,930
Restricted equity securities	14,525	—	—	14,525	14,525
Interest receivable	14,092	—	14,092	—	14,092
Derivative assets	1,051	—	1,051	—	1,051
	$3,930,758	$216,541	$676,771	$3,042,455	$3,935,767
Financial Liabilities
Deposits	$3,208,097	$484,284	$—	$2,696,212	$3,180,496
Federal funds purchased and repurchase agreements	75,406	—	75,404	—	75,404
Federal Home Loan Bank advances	312,985	—	298,017	—	298,017
Other borrowings	884	—	2,022	—	2,022
Interest payable	2,868	—	2,868	—	2,868
Derivative liabilities	1,136	—	1,136	—	1,136
	$3,601,376	$484,284	$379,447	$2,696,212	$3,559,943

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value categorized within level 2 or level 3 above and not yet disclosed:
Loans
The Company adopted ASU 2016-01 on January 1, 2019. In accordance with its requirements, the fair value of loans as of September 30, 2019 was measured using an exit price notion. Methodologies utilized for this financial statement period are as follows: (i) Income Approach: Fair value is determined based on a discounted cash flow analysis. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk; and (ii) Asset Approach: Fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts. This provides a better indication of value than the contractual income streams as these loans are not performing or exhibit strong signs indicative of non-performance. Fair value has been established in accordance with ASC 820, Fair Value Measurements and Disclosures, and is intended to represent the price that would be received in an orderly transaction between market participants as of the measurement date. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, at least one significant assumption not observable in the market was utilized. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Inputs to these valuation techniques are subjective in nature, involve uncertainties and require significant judgment and therefore cannot be determined with precision. Accordingly, the fair value estimates presented are not necessarily indicative of the amounts to be realized in a current market exchange.
For December 31, 2018, fair value was estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used were based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.
Restricted Equity Securities
Fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Interest Receivable and Payable
The carrying amount approximates fair value. The carrying amount is determined using the interest rate, balance and last payment date.
Deposits
Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The estimated fair value of demand, transaction, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.
Federal Home Loan Bank Advances
Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB.
Fed Funds Purchased and Repurchase Agreements
Fair value for fed funds purchased is book value. Fair value of repurchase agreements estimated by discounting the future cash flows using rates of similar maturities.
Other Borrowings
Fair value of the Company’s line of credit with another financial institution is estimated at book value due to its short-term nature. The estimated fair value for the Trust Preferred Securities is based on current borrowing rates currently available to the Company, considering the size and quality of the credit and liquidity of the debt as a security.

Note 13:	Commitments and Credit Risk
The Company had the following commitments at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to originate loans	$176,598	$190,997
Standby letters of credit	35,699	32,439
Lines of credit	1,255,764	1,174,166
Future lease commitment	19,054	19,054
Total	$1,487,115	$1,416,656

Note 14:	Legal and Regulatory Proceedings
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, result of operations and cash flows of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in The Company’s prospectus (File No. 333-232704) filed with the Securities & Exchange Commission (‘‘SEC’’) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on August 15, 2019, related to The Company’s initial public offering (the ‘‘IPO Prospectus’’). Results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of results to be attained for any other period.
Unless we state otherwise or the context otherwise requires, references in the below section to ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ ‘‘ourselves,’’ ‘‘our company,’’ and the ‘‘Company’’ refer to CrossFirst Bankshares, Inc., a Kansas corporation, its predecessors and its consolidated subsidiaries. References to ‘‘CrossFirst Bank’’ and the ‘‘Bank’’ refer to CrossFirst Bank, a Kansas chartered bank and our wholly-owned consolidated subsidiary.
On December 21, 2018, we effected a two-for-one split of our common stock in the form of a stock dividend, whereby each holder of our common stock received one additional share of common stock for each share owned as of the record date of December 19, 2018. The effect of the stock dividend on outstanding shares and per share figures has been retroactively applied to all periods presented in this Form 10-Q.
Recent Developments

We completed our initial public offering on August 19, 2019 in which we issued and sold 6,594,362 common shares including 844,362 shares pursuant to the underwriters’ partial exercise of their overallotment option. The common shares were sold at an initial public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $87.0 million. The shares began trading on the Nasdaq Global Select Market under the symbol ‘‘CFB.’’
During the third quarter ended September 30, 2019, we accomplished the following:

•	Increased total assets $178.1 million or 4.0% during the quarter to $4.7 billion, driven by a $162.4 million or 4.7% increase in our loan portfolio.

•	Increased quarterly net income $945.0 thousand or 10.0% on a linked quarter basis, resulting in a quarterly return on average assets of 0.89% and return on average equity of 7.58%.

•	Achieved an efficiency ratio of 54.3% during the quarter.

•	Increased diluted earnings per share (‘‘EPS’’) 40% to $0.21 for the quarter from the same period in 2018.

•	Increased year-to-date 2019 diluted EPS to $0.61, an increase of 177% from the same period in 2018.

Selected Financial Data (unaudited)

Selected financial data for and as of our previous five quarters and for and as of the nine-months ended September 30, 2019 and 2018 is presented below:

	Third	Second	First	Fourth	Third	Nine Months Ended
	Quarter	Quarter	Quarter	Quarter	Quarter	September 30,
	2019	2019	2019	2018	2018	2019	2018
Per Common Share Data
Basic earnings per share	$0.22	$0.21	$0.20	$0.22	$0.15	$0.63	$0.23
Diluted earnings per share	0.21	0.20	0.20	0.22	0.15	0.61	0.22
Book value per share	11.59	11.00	10.63	10.21	9.43	11.59	9.43
Tangible book value per share(1)	$11.44	$10.83	$10.46	$10.04	$9.24	$11.44	$9.24
Selected Operating Ratios
Yield on securities - tax equivalent(2)	3.19%	3.42%	3.59%	3.61%	3.58%	3.40%	3.62%
Yield on loans	5.53	5.66	5.75	5.56	5.35	5.64	5.25
Yield on interest-earning assets(2)	5.00	5.18	5.25	5.08	4.81	5.14	4.65
Cost of interest-bearing deposits	2.26	2.33	2.30	2.04	1.72	2.30	1.59
Cost of total deposits	1.94	1.99	1.96	1.70	1.42	1.96	1.35
Cost of funds	1.94	1.99	1.96	1.72	1.46	1.96	1.40
Net interest margin(2)	3.24	3.35	3.46	3.51	3.44	3.35	3.34
Return on average assets	0.89	0.86	0.91	1.06	0.70	0.89	0.37
Non-GAAP core operating return on average assets(3)	0.89	0.89	0.78	0.67	0.72	0.86	0.53
Return on average equity	7.58	7.78	7.98	9.03	6.68	7.76	3.51
Non-GAAP core operating return on average equity(4)	7.58	8.04	6.79	5.59	6.83	7.48	5.38
Non-interest expense to average assets	1.82	2.00	2.20	2.06	2.20	2.00	2.61
Efficiency ratio(5)	54.29	60.09	64.20	60.18	65.91	59.36	79.08
Non-GAAP core operating efficiency ratio(6)	54.29	59.40	64.20	62.61	65.54	59.13	72.24
Non-GAAP tax equivalent efficiency ratio(7)	53.43	59.10	63.10	59.02	64.31	58.38	76.82
Non-interest-bearing deposits to total deposits	14.05	14.28	14.36	15.10	17.99	14.05	17.99
Loans to deposits	99.23%	96.74%	96.40%	95.41%	97.49%	99.23%	97.49%
Credit Quality Ratios
Allowance for loan losses to total loans	1.18%	1.24%	1.22%	1.23%	1.22%	1.18%	1.22%
Nonperforming assets to total assets	1.00	1.18	0.36	0.43	0.35	1.00	0.35
Nonperforming loans to total loans	1.22	1.45	0.40	0.58	0.48	1.22	0.48
Allowance for loan losses to nonperforming loans	97.12	85.20	307.27	212.30	256.65	97.12	256.65
Net charge-offs (recoveries) to average loans(8)	0.53%	—%	0.09%	0.03%	(0.05)%	0.21%	0.09%

	Third	Second	First	Fourth	Third	Nine Months Ended
	Quarter	Quarter	Quarter	Quarter	Quarter	September 30,
	2019	2019	2019	2018	2018	2019	2018
Capital Ratios
Total stockholders’ equity to total assets	12.95%	11.16%	11.26%	11.94%	11.03%	12.95%	11.03%
Tier 1 leverage ratio	12.57	10.87	11.15	12.43	11.39	12.57	11.39
Common equity tier 1 capital ratio	12.91	11.02	11.23	11.75	10.55	12.91	10.55
Tier 1 risk-based capital ratio	12.93	11.04	11.23	12.53	11.38	12.93	11.38
Total risk-based capital ratio	13.90%	12.04%	12.20%	13.51%	12.32%	13.90%	12.32%
(1) Tangible common stockholders’ equity and tangible book value per share are non-GAAP financial measures. The most directly comparable GAAP measure is stockholders’ equity and book value per share. See ’’GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(2) Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.
(3) Non-GAAP core operating income and non-GAAP core operating return on average assets are non-GAAP financial measures. The most directly comparable measure under GAAP is net income and return on average assets, respectively. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(4) Non-GAAP core operating return on average equity is a non-GAAP financial measure. The most directly comparable GAAP financial measure is return on average equity. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(5) We calculate efficiency ratio as non-interest expense divided by the sum of net interest income and non-interest income.
(6) Non-GAAP core operating efficiency ratio is a non-GAAP financial measure. The most directly comparable GAAP financial measure is the efficiency ratio. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(7) Non-GAAP tax equivalent efficiency ratio is a non-GAAP financial measure. The most directly comparable measure is the efficiency ratio. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(8) Interim periods are annualized

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Non-GAAP financial measures are used by management to evaluate our performance. The non-GAAP financial measures that we discuss should not be considered in isolation or as a substitute for the most directly comparable financial measures calculated in accordance with GAAP. Moreover, the way we calculate these non-GAAP financial measures may differ from that of other companies reporting measures with similar names.
We calculate ‘‘non-GAAP core operating income’’ as net income adjusted to remove non-recurring or non-core income and expense items related to:

•
Restructuring charges associated with the transition of our former CEO - In connection with the departure of our former CEO in the second quarter of 2018, we incurred restructuring charges related to the acceleration of certain stock-based compensation and employee costs, some of which were adjusted in the fourth quarter of 2018.

•
Impairment charges associated with two buildings that were held-for-sale - We acquired a larger corporate headquarters to accommodate our business needs that eliminated the need for two smaller support buildings. The two smaller support buildings had been acquired recently and were extensively remodeled, which resulted in a difference between book and market value for those assets. We sold one of the buildings in 2018 and the other in the second quarter of 2019.

•	State tax credits - As a result of the purchase and improvement of our new corporate headquarters we received state tax credits.
The most directly comparable GAAP financial measure for non-GAAP core operating income is net income.
We calculate ‘‘non-GAAP core operating return on average assets’’ as non-GAAP core operating income (as defined above) divided by average assets. The most directly comparable GAAP financial measure is return on average assets, which is calculated as net income divided by average assets.

We calculate ‘‘non-GAAP core operating return on average equity’’ as non-GAAP core operating income (defined above) less preferred dividends divided by average common equity. The most directly comparable GAAP financial measure is return on average equity, which is calculated as net income less preferred dividends divided by average common equity.
We calculate ‘‘non-GAAP core operating efficiency ratio’’ as non-interest expense adjusted to remove non-recurring non-interest expenses as defined under non-GAAP core operating income divided by the sum of net interest income and non-interest income adjusted to remove non-recurring non-interest income as defined under non-GAAP core operating income. The most directly comparable GAAP financial measure is the efficiency ratio.
Management believes that non-GAAP core operating income, non-GAAP core operating return on average assets, non-GAAP core operating return on average equity and non-GAAP core operating efficiency ratio remove events that are not recurring and not part of core business activities and are useful analytical tools for investors to compare periods excluding these non-recurring or non-core income and charges.
The following table reconciles, as of the dates set forth below, net income to non-GAAP core operating income, non-GAAP core operating return on average assets, non-GAAP core operating return on average equity and non-GAAP core operating efficiency ratio:

	Three Months Ended					Nine Months Ended
	September	June	March	December	September
	30,	30,	31,	31,	30,	September 30,
	2019	2019	2019	2018	2018	2019	2018
	(Dollars in thousands)
Non-GAAP core operating income:
Net Income	$10,384	$9,439	$9,350	$10,334	$6,354	$29,173	$9,256
Add: restructuring charges	—	—	—	(815)	—	—	5,548
Less: tax effect(1)	—	—	—	(210)	—	—	1,591
Restructuring charges, net of tax	—	—	—	(605)	—	—	3,957
Add: fixed asset impairments	—	424	—	—	171	424	171
Less: tax effect(2)	—	109	—	—	44	109	44
Fixed asset impairments, net of tax	—	315	—	—	127	315	127
Add: state tax credit(3)	—	—	(1,361)	(3,129)	—	(1,361)	—
Non-GAAP core operating income	$10,384	$9,754	$7,989	$6,600	$6,481	$28,127	$13,340
(1) Represents the tax impact of the adjustments above at a tax rate of 25.73%, plus a permanent tax benefit associated with stock-based grants that were exercised prior to our former CEO’s departure.
(2) Represents the tax impact of the adjustments above at a tax rate of 25.73%.
(3) No tax effect.

	Three Months Ended					Nine Months Ended
	September	June	March	December	September
	30,	30,	31,	31,	30,	September 30,
	2019	2019	2019	2018	2018	2019	2018
	(Dollars in thousands)
Non-GAAP core operating return on average assets:
Non-GAAP core operating income	$10,384	$9,754	$7,989	$6,600	$6,481	$28,127	$13,340
Average assets	4,610,958	4,402,002	4,168,243	3,884,642	3,588,876	4,395,356	3,363,230
Return on average assets	0.89%	0.86%	0.91%	1.06%	0.70%	0.89%	0.37%
Non-GAAP core operating return on average assets	0.89%	0.89%	0.78%	0.67%	0.72%	0.86%	0.53%
Non-GAAP core operating return on average equity:
Non-GAAP core operating income	$10,384	$9,754	$7,989	$6,600	$6,481	$28,127	$13,340
Less: preferred dividends	—	—	175	525	525	175	1,575
Non-GAAP core operating income available to common stockholders	10,384	9,754	7,814	6,075	5,956	27,952	11,765
Average common equity	$543,827	$486,880	$466,506	$430,881	$346,025	$499,354	$292,589
Return on average equity	7.58%	7.78%	7.98%	9.03%	6.68%	7.76%	3.51%
Non-GAAP core operating return on average equity	7.58%	8.04%	6.79%	5.59%	6.83%	7.48%	5.38%

Non-GAAP core operating efficiency ratio
Non-interest expense	$21,172	$21,960	$22,631	$20,166	$19,875	$65,763	$65,589
Less: restructuring charges	—	—	—	(815)	—	—	5,548
Non-GAAP non-interest expense (numerator)	21,172	21,960	22,631	20,981	19,875	65,763	60,041
Net interest income	35,786	34,874	33,605	32,315	28,968	104,265	78,053
Non-interest income	3,212	1,672	1,645	1,195	1,185	6,529	4,888
Add: fixed asset impairments	—	424	—	—	171	424	171
Non-GAAP operating revenue (denominator)	$38,998	$36,970	$35,250	$33,510	$30,324	$111,218	$83,112
Efficiency ratio	54.29%	60.09%	64.20%	60.18%	65.91%	59.36%	79.08%
Non-GAAP core operating efficiency ratio	54.29%	59.40%	64.20%	62.61%	65.54%	59.13%	72.24%
We calculate ‘‘tangible common stockholders’ equity’’ as total stockholders’ equity less goodwill and other intangible assets and preferred stock. The most directly comparable GAAP financial measure is total stockholders’ equity.
We calculate ‘‘tangible book value per share’’ as tangible common stockholders’ equity (as defined above) divided by the number of shares of our common stock outstanding at the end of the relevant period. The most directly comparable GAAP financial measure is book value per share.
Management believes that tangible stockholders’ equity and tangible book value per share are important to many investors in the marketplace who are interested in changes from period to period in our stockholders’ equity, exclusive of changes in intangible assets. The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible stockholders’ equity and presents tangible book value per share compared to book value per share:

	Period Ended
	September	June	March	December	September
	30,	30,	31,	31,	30,
	2019	2019	2019	2018	2018
	(Dollars in thousands except per share data)
Tangible common stockholders’ equity:
Stockholders’ equity	$602,435	$499,195	$480,514	$490,336	$409,780
Less: goodwill and other intangible assets	7,720	7,745	7,770	7,796	7,821
Less: preferred stock	—	—	—	30,000	30,000
Tangible common stockholders’ equity	$594,715	$491,450	$472,744	$452,540	$371,959
Tangible book value per share:
Tangible common stockholders’ equity	$594,715	$491,450	$472,744	$452,540	$371,959
Shares outstanding at end of period	51,969,203	45,367,641	45,202,370	45,074,322	40,261,480
Book value per share	$11.59	$11.00	$10.63	$10.21	$9.43
Tangible book value per share	$11.44	$10.83	$10.46	$10.04	$9.24
We calculate ‘‘Non-GAAP tax equivalent efficiency ratio’’ as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. Management believes the tax equivalent efficiency ratio provides a better understanding of our efficiency ratio because it gives effect for our tax-exempt security strategy.
The following table reconciles, as of the dates set forth below, the efficiency ratio compared to the tax-equivalent efficiency ratio:

	Three Months Ended					Nine Months Ended
	September	June	March	December	September
	30,	30,	31,	31,	30,	September 30,
	2019	2019	2019	2018	2018	2019	2018
	(Dollars in thousands)
Non-GAAP Tax Equivalent Efficiency Ratio:
Non-interest expense (Numerator)	$21,172	$21,960	$22,631	$20,166	$19,875	$65,763	$65,589
Net interest income	35,786	34,874	33,605	32,315	28,968	104,265	78,053
Tax equivalent interest income	624	612	616	658	753	1,852	2,440
Net interest income - tax equivalent	36,410	35,486	34,221	32,973	29,721	106,117	80,493
Non-interest income	3,212	1,672	1,645	1,195	1,185	6,529	4,888
Total tax-equivalent income (Denominator)	$39,622	$37,158	$35,866	$34,168	$30,906	$112,646	$85,381
Efficiency Ratio	54.29%	60.09%	64.20%	60.18%	65.91%	59.36%	79.08%
Non-GAAP Tax Equivalent Efficiency Ratio	53.43%	59.10%	63.10%	59.02%	64.31%	58.38%	76.82%

Results of Operations

Summary

The Company’s results of operations depend substantially on net interest income and non-interest income. Other factors contributing to the Company’s results of operations include its non-interest expense, such as salaries and employee benefits, occupancy and equipment and other miscellaneous operating expenses. The components of the Company’s results of operations were as follows for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
	(Dollars in thousands)
Net interest income	$35,786	$28,968	23.5%	$104,265	$78,053	33.6%
Provision for loan losses	4,850	3,000	61.7	10,550	9,000	17.2
Non-interest income	3,212	1,185	171.1	6,529	4,888	33.6
Non-interest expense	21,172	19,875	6.5	65,763	65,589	0.3
Income taxes	2,592	924	180.5	5,308	(904)	(687.2)
Net income	$10,384	$6,354	63.4%	$29,173	$9,256	215.2%
Preferred dividends	—	525	(100.0)	175	1,575	(88.9)
Net income available to common shareholders	$10,384	$5,829	78.1%	$28,998	$7,681	277.5%
Non-GAAP core operating income(1)	$10,384	$6,481	60.2%	$28,127	$13,340	110.8%

(1) Non-GAAP core operating income is a non-GAAP financial measure. The most directly comparable measure under GAAP is net income. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Net Interest Income

We present and discuss net interest income on a tax-equivalent basis below. A tax-equivalent basis makes all income taxable at the same rate. For example, $100 of tax-exempt income would be presented as $126.58, an amount that, if taxed at the statutory federal income tax rate of 21% would yield $100. We believe a tax-equivalent basis provides for improved comparability between the various earning assets. The following table presents, for the period indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates paid:

	Three Months Ended
	September 30,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$335,045	$2,263	2.68%	$304,937	$2,454	3.19%
Securities - tax-exempt(1)	392,644	3,592	3.63	447,333	4,338	3.85
Federal funds sold	16,315	89	2.16	20,674	110	2.10
Interest-bearing deposits in other banks	171,913	881	2.03	132,585	613	1.84
Gross loans, net of unearned income(2)(3)	3,540,707	49,327	5.53	2,523,107	34,012	5.35
Total interest-earning assets(1)	4,456,624	$56,152	5.00%	3,428,636	$41,527	4.81%
Allowance for loan losses	(43,327)			(31,716)
Other non-interest-earning assets	197,661			191,956
Total assets	$4,610,958			$3,588,876
Interest-bearing liabilities
Transaction deposits	$134,987	$386	1.13%	$56,072	$33	0.24%
Savings and money market deposits	1,743,575	9,553	2.17	1,450,397	6,139	1.68
Time deposits	1,276,571	8,064	2.51	801,416	3,827	1.89
Total interest-bearing deposits	3,155,133	18,003	2.26	2,307,885	9,999	1.72
FHLB and short-term borrowings	345,794	1,703	1.95	397,252	1,772	1.77
Trust preferred securities, net of fair value adjustments	904	37	16.06	868	36	16.21
Non-interest-bearing deposits	535,467	—	—	491,942	—	—
Cost of funds	4,037,298	$19,743	1.94%	3,197,947	$11,807	1.46%
Other liabilities	29,833			14,904
Stockholders’ equity	543,827			376,025
Total liabilities and stockholders’ equity	$4,610,958			$3,588,876
Net interest income(1)		$36,409			$29,720
Net interest spread(1)			3.06%			3.35%
Net interest margin(1)			3.24%			3.44%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $43.6 million and $12.5 million as of September 30, 2019 and 2018, respectively.
(3) Loan interest income includes loan fees of $2.4 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

	Nine Months Ended
	September 30,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$334,272	$7,447	2.98%	$273,525	$6,447	3.15%
Securities - tax-exempt(1)	378,651	10,672	3.77	484,090	14,062	3.88
Federal funds sold	18,714	345	2.46	18,782	281	2.00
Interest-bearing deposits in other banks	135,030	2,107	2.09	174,740	2,200	1.68
Gross loans, net of unearned income(2)(3)	3,373,118	142,319	5.64	2,275,039	89,262	5.25
Total interest-earning assets(1)	4,239,785	$162,890	5.14%	3,226,176	$112,252	4.65%
Allowance for loan losses	(41,329)			(29,607)
Other non-interest-earning assets	196,900			166,661
Total assets	$4,395,356			$3,363,230
Interest-bearing liabilities
Transaction deposits	$127,785	$1,139	1.19%	$53,995	$101	0.25%
Savings and money market deposits	1,616,558	27,326	2.26	1,381,291	15,658	1.52
Time deposits	1,249,219	22,956	2.46	809,550	10,880	1.80
Total interest-bearing deposits	2,993,562	51,421	2.30	2,244,836	26,639	1.59
FHLB and short-term borrowings	366,708	5,240	1.91	381,166	5,020	1.76
Trust preferred securities, net of fair value adjustments	895	112	16.74	860	100	15.47
Non-interest-bearing deposits	508,888	—	—	402,850	—	—
Cost of funds	3,870,053	$56,773	1.96%	3,029,712	$31,759	1.40%
Other liabilities	22,762			10,929
Stockholders’ equity	502,541			322,589
Total liabilities and stockholders’ equity	$4,395,356			$3,363,230
Net interest income(1)		$106,117			$80,493
Net interest spread(1)			3.18%			3.25%
Net interest margin(1)			3.35%			3.34%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $43.6 million and $12.5 million as of September 30, 2019 and 2018, respectively.
(3) Loan interest income includes loan fees of $6.6 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Changes in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest-bearing liabilities, as well as, changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to: (i) changes in volume (change in volume times old rate); (ii) changes in rates (change in rate times old volume); and (iii) changes in rate/volume (change in rate times the change in volume).

	Three Months Ended			Nine Months Ended
	September 30, 2019 over 2018			September 30, 2019 over 2018
	Average Volume	Yield/Rate	Net Change(2)	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$227	$(418)	$(191)	$1,364	$(364)	$1,000
Securities - tax-exempt(1)	(509)	(237)	(746)	(3,000)	(390)	(3,390)
Federal funds sold	(24)	3	(21)	(1)	65	64
Interest-bearing deposits in other banks	199	69	268	(562)	469	(93)
Gross loans, net of unearned income	14,136	1,179	15,315	45,980	7,077	53,057
Total interest income(1)	14,029	596	14,625	43,781	6,857	50,638
Interest Expense
Transaction deposits	97	256	353	277	761	1,038
Savings and money market deposits	1,397	2,017	3,414	3,024	8,644	11,668
Time deposits	2,728	1,509	4,237	7,209	4,867	12,076
Total interest-bearing deposits	4,222	3,782	8,004	10,510	14,272	24,782
FHLB and short-term borrowings	(241)	172	(69)	(195)	415	220
Trust preferred securities, net of fair value adjustments	1	—	1	4	8	12
Total interest expense	3,982	3,954	7,936	10,319	14,695	25,014
Net interest income(1)	$10,047	$(3,358)	$6,689	$33,462	$(7,838)	$25,624

(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Three months ended September 30, 2019 over 2018
For the three months ended September 30, 2019, net interest income increased $6.7 million or 22.5% from the same period in the prior year. Net interest income improved as a result of a $1.0 billion or 30.0% increase in average interest-earning assets offset by a 20 basis point decline in our net interest margin (‘‘NIM’’).
For the three months ended September 30, 2019, NIM was 3.24% compared to 3.44% in 2018. The declining margin was attributable to a rising interest rate environment in the third quarter of 2018 compared to two rate cuts by the Federal Open Market Committee (‘‘FOMC’’) in the third quarter of 2019. As a result, we experienced higher cost of funds as interest-bearing deposits repriced slower than our loan portfolio. The margin on gross loans, net of unearned income increased 18 basis points from 5.35% to 5.53% while the Company’s cost of funds increased 48 basis points from 1.46% to 1.94%. Changes in the yield and rate of interest-earning assets and interest-bearing liabilities decreased net interest income by $3.4 million.
Average volume for the three months ended September 30, 2019 compared to 2018 improved net interest income by $10.0 million. Average interest-earning assets were driven by a $1.0 billion or 40.3% increase in average loans. The growth in loans was primarily supported by a $847.2 million or 36.7% increase in interest-bearing deposits and a $43.5 million or 8.8% increase in non-interest-bearing deposits.

Nine months ended September 30, 2019 over 2018
For the nine-months ended September 30, 2019, net interest income increased $25.6 million or 31.8% from the same period in the prior year. Net interest income was driven by a $1.0 billion or 31.4% increase in average interest-earning assets. NIM increased 1 basis point as a result of four rate increases by the FOMC from March 2018 to December 2018, offset by two rate declines by the FOMC in July and September of 2019.
For the nine-months ended September 30, 2019, NIM was 3.35% compared to 3.34% in 2018. The yield on loans, net of unearned income increased 39 basis points to 5.64%, increasing interest income by $7.1 million offset by an increase in the cost of interest-bearing deposits of 71 basis points resulting in a $14.3 million increase in interest expense. While our margin improved, the overall impact of interest rates decreased net interest income by $7.8 million. Average volume for the nine-months ended September 30, 2019 compared to 2018 improved net interest income by $33.5 million. Average loans increased $1.1 billion or 48.3%, while average interest-bearing deposits increased $748.7 million or 33.4%. Net interest income reflects the Company’s strong balance sheet growth and maintenance of NIM.
As of September 30, 2019, approximately $223.8 million of time deposits mature in the fourth quarter at an average interest rate of 2.51%. An additional $331.2 million of time deposits mature during the first quarter of 2020 at an average interest of 2.67%.
Impact of Transition Away from LIBOR
The Company has loans, derivative contracts, and other financial instruments that directly or indirectly depend on LIBOR to establish an interest rate and/or value. This included $1.1 billion in loans tied to LIBOR as of September 30, 2019. LIBOR is expected to cease on December 31, 2021. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, loans, securities, and derivatives indexed to LIBOR that mature after December 31, 2021 may be impacted. As a result, the Company established an internal committee to evaluate potential substitutions and the related financial impact to the Company.
Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level that reflects management’s assessment of the collectability of the loan portfolio. Net charge-offs (recoveries) represent a reduction (addition) to the allowance for loan losses for loans we believe are no longer collectible. The provision for loan losses was as follows for the periods shown:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Provision for loan losses	$4,850	$3,000	$1,850	61.7%	$10,550	$9,000	$1,550	17.2%

The allowance for loan losses as of September 30, 2019 was $43.0 million compared to $33.5 million as of September 30, 2018. The increase of $9.5 million or 28.2% was primarily due to an increase in our loan portfolio as well as an increase in non-performing loans, partially offset by a reduction in the energy portfolio’s qualitative factors. The allowance as a percentage of loans was 1.18% at September 30, 2019 compared to 1.22% at September 30, 2018.

Non-Interest Income

The components of non-interest income were as follows for the periods shown:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Service charges and fees (rebates) on customer accounts	$72	$(100)	$172	NA	$441	$506	$(65)	(12.8)%
Gain on sale of available for sale securities	34	195	(161)	(82.6)%	467	608	(141)	(23.2)
Impairment of premises and equipment held for sale	—	(171)	171	(100.0)	(424)	(171)	(253)	NA
Gain on sale of loans	49	25	24	96.0	207	618	(411)	(66.5)
Income from bank-owned life insurance	476	513	(37)	(7.2)	1,416	1,511	(95)	(6.3)
Swap fee income, net	1,879	253	1,626	642.7	2,415	299	2,116	707.7
ATM and credit card interchange income	476	301	175	58.1	1,312	827	485	58.6
Other non-interest income	226	169	57	33.7	695	690	5	0.7
Total non-interest income	$3,212	$1,185	$2,027	171.1%	$6,529	$4,888	$1,641	33.6%

The changes in non-interest income were driven by the following:
Swap Fee Income, Net
Swap fee income, net includes both swap fees from the execution of new swaps and the credit valuation adjustment (‘‘CVA’’). During the quarter, the Company added several large swaps, resulting in $1.1 million of swap fees compared to $272.7 thousand of fees from several, smaller swaps in the third quarter of 2018. Year-to-date 2019 swap fee activity totaled $2.4 million compared to $335.9 thousand in the prior year. The back-to-back swap program increased in activity during 2019 as a result of attractive market conditions.
In addition, the increase included a change in the CVA methodology during the third quarter of 2019. Prior to the third quarter, a more conservative default methodology was used to account for non-performance risk. The Company moved to a review of historical defaults and internal credit analysis performed by the Company. The result was an increase to non-interest income of approximately $800 thousand related to swaps entered in previous quarters.
ATM and Credit Card Interchange Income
Increased income was driven by the expansion of our credit card program to our new and existing customers.
Service Charges and Fees on Customer Accounts
This category includes a rebate program implemented in the second quarter of 2018 that attracted additional funding for the Bank and account analysis fees that continue to grow with our customer base.
Gain on Sale of Available for Sale Securities
The Company sold $63.5 million and $149.3 million of securities for the nine months ended 2019 and 2018, respectively. The sales were a strategic decision by management to capitalize on attractive market conditions, balance taxable and tax-free municipal securities, and redeploy the proceeds into higher yielding loans.
Impairment of Premises and Equipment Held for Sale
During the second quarter of 2019, the Company sold its remaining assets held-for-sale. The assets sold for approximately $2.9 million resulting in an additional impairment of $424.4 thousand.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Salary and employee benefits	$14,256	$12,652	$1,604	12.7%	$43,296	$43,689	(393)	(0.9)%
Occupancy	2,080	2,132	(52)	(2.4)	6,301	6,199	102	1.6
Professional fees	427	766	(339)	(44.3)	1,923	2,421	(498)	(20.6)
Deposit insurance premiums	302	823	(521)	(63.3)	2,020	2,411	(391)	(16.2)
Data processing	649	528	121	22.9	1,868	1,470	398	27.1
Advertising	580	527	53	10.1	1,770	1,982	(212)	(10.7)
Software and communication	900	630	270	42.9	2,407	1,958	449	22.9
Depreciation and amortization	413	516	(103)	(20.0)	1,320	1,306	14	1.1
Other non-interest expense	1,565	1,301	264	20.3	4,858	4,153	705	17.0
Total non-interest expense	$21,172	$19,875	$1,297	6.5%	$65,763	$65,589	$174	0.3%

The changes in non-interest income were driven by the following:
Salary and Employee Benefits
Quarterly salary and employee benefit costs increased as a result of a rise in headcount in 2019 and a $758.2 thousand increase in equity-based compensation expense. Year-to-Date salary and employee benefit costs decline was driven by a $5.5 million management restructuring charge due to the transition of our former CEO in 2018, partially offset by a net increase of 15 employees between September 30, 2018 and 2019 to support our growth strategy.
Deposit Insurance Premiums
During 2018, the Deposit Insurance Fund Reserve Ratio exceeded the statutorily required minimum reserve ratio. As a result, the Company received a $664.1 thousand assessment credit. The credit resulted in lower costs on both a quarter-to-date and year-to-date basis from the prior year. Credits will be applied until the excess is exhausted. Excluding the credit, the deposit insurance premium increased approximately $143.0 thousand during the third quarter of 2019 compared to the same period in 2018. The FDIC uses a risk-based premium system to calculate the quarterly fee. Between 2018 and 2019 our rate was impacted by our strong asset growth and changes to our loan mix.
Professional Fees
The professional fees decrease was driven by a reduction in recruitment costs from the prior year as a result of management’s strategic initiative to reduce the use of consultants. In addition, the Company saw a reduction in external consulting fees as we finalized our IPO plans.
Software and Communication
Software and communication costs increased during 2019 as a result of our continued strategy to invest in technologies that are expected to increase operating efficiency in the short and long-term.
Data Processing
Data processing includes our core system provided by a third-party and other operational support systems. Our customer base, transaction volume and asset size increased, resulting in higher data processing costs.

Advertising
Quarterly advertising costs increased from the previous year as the Company continued its rebranding process. Year-to-date advertising costs declined as a result of management’s strategic initiative to improve the efficiency and effectiveness of the Company’s targeted advertising.
Other non-interest expense
Other non-interest expense included an increase in commercial card costs that continue to increase as we grow our customer base. In addition, the Company had an increase in operational loan costs due to increased loan volume, types of loans originated or renewed and events related to foreclosed assets. Other non-interest expense also saw an increase in insurance costs due to our transition from a private to public company.
Income Taxes

Income tax expense (benefit) was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Income tax expense (benefit)	$2,592	$924	$1,668	180.5%	$5,308	$(904)	$6,212	NA
Effective tax rate	20.0%	12.7%			15.4%	(10.8)%

Our income tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits, and permanent tax differences from equity-based compensation.
The $6.2 million increase between year-to-date September 30, 2018 and 2019 primarily relates to our $26.1 million increase in income before income taxes and a $334.0 thousand decline in permanent benefits associated with equity-based compensation that was partially offset by a $1.4 million state tax credit recorded in the first quarter of 2019. The state tax credit related to our purchase and improvement of our corporate headquarters.
Analysis of Financial Condition

Balance Sheet Summary

The following table summarizes select components of the Company’s Balance Sheet:

	As of		Change
	September 30, 2019	December 31, 2018	$	%
	(Dollars in thousands)
Total assets	$4,651,313	$4,107,215	$544,098	13.2%
Cash and cash equivalents	128,126	216,541	(88,415)	(40.8)
Available-for-sale securities	733,093	663,678	69,415	10.5
Gross loans, net of unearned income	3,629,792	3,060,747	569,045	18.6
Total deposits	3,658,108	3,208,097	450,011	14.0
Federal funds purchased and repurchase agreements	49,810	75,406	(25,596)	(33.9)
Federal Home Loan Bank advances	307,804	312,985	(5,181)	(1.7)
Total stockholders’ equity	$602,435	$490,336	$112,099	22.9%

Assets grew primarily from loan growth, as well as, an increase in available-for-sale securities. Loan growth was driven by increases in commercial, commercial real estate, and residential real estate loans. During 2019, the Company purchased $157.5 million of securities, primarily made up of mortgage backed securities and tax-exempt municipal securities, which was offset by $112.2 million of sales, maturities, and pay downs. Purchases of available-for-sale securities during the third quarter were hampered by the current interest rate environment. The Company remains committed to identifying and purchasing high-quality securities with an appropriate yield. Increases in assets were offset by a reduction in cash and cash equivalents, which was part of a strategic decision to move assets to higher yielding areas.
Our increase in assets was funded primarily from an increase in total deposits that raised the loan to deposit ratio to 99.2% as of September 30, 2019. The increase in total deposits included a $212.1 million increase in time deposits and a $144.1 million increase in money market and savings deposits. The time deposit increase was driven by short-term, competitive rates that are expected to mature over the next two quarters. In addition to our increase in deposits, the Company successfully completed an initial public offering during the third quarter of 2019 and was the primary reason for the increase in total stockholders’ equity.
Security Portfolio

The Company’s investment portfolio is governed by the investment policy that sets objectives, limits, and liquidity requirements among other items. The investment strategy is generally updated annually in coordination with an investment advisor. The portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of the Company’s investment portfolio is to optimize earnings, manage credit risk, ensure adequate liquidity, manage interest rate risk, meet pledging requirements, and meet regulatory capital requirements. The investment portfolio is generally comprised of government sponsored entity securities and U.S. state and political subdivision securities; limits are set on all types of securities.

As of September 30, 2019, available-for-sale investments totaled $733.1 million, a $69.4 million increase from December 31, 2018 and a $28.3 million or 4.0% increase from June 30, 2019. The increase in investment securities was part of management’s strategy to manage liquidity and optimize income. For additional information, see ‘‘Note 3 - Securities’’ in the notes to unaudited consolidated financial statements.
Loan Portfolio

Loans consisted of the following as of the dates indicated:

	September 30, 2019		December 31, 2018		September 30, 2019 vs. December 31, 2018
	Amount	% of Gross Loans	Amount	% of Gross Loans	$ increase (decrease)	% increase (decrease)
	(Dollars in thousands)
Commercial	$1,312,647	36.1%	1,134,414	36.9%	$178,233	15.7%
Energy	396,132	10.9	358,283	11.7	37,849	10.6
Commercial real estate	993,153	27.3	846,561	27.6	146,592	17.3
Construction and land development	527,582	14.5	440,032	14.3	87,550	19.9
Residential real estate	365,435	10.0	246,275	8.0	119,160	48.4
Equity lines of credit	22,192	0.6	20,286	0.7	1,906	9.4
Consumer installment	21,552	0.6	23,528	0.8	(1,976)	(8.4)
Gross loans	3,638,693	100.0%	3,069,379	100.0%	569,314	18.5
Less: Allowance for loan losses	42,995		37,826		5,169	13.7
Less: Net deferred loan fees and costs	8,901		8,632		269	3.1
Net loans	$3,586,797		$3,022,921		$563,876	18.7%

As of September 30, 2019, gross loans increased $569.3 million or 18.5% from December 31, 2018 and increased $162.4 million or 4.7% on a linked quarter basis. The increase from December 31,2018 included $178.2 million in commercial loans. Our commercial portfolio remains well diversified with health care remaining our largest industry category at 12%.

Commercial real estate was the second largest segment for growth during the first nine-months of 2019. Approximately 73% of the commercial real estate portfolio is located within the states of Kansas, Missouri, Oklahoma, and Texas, with Texas, our largest state concentration, representing 40% of the portfolio as of September 30, 2019. The commercial real estate portfolio remains well diversified. Retail is the largest segment in our real estate loan portfolio, representing 15% of the portfolio.
Our energy portfolio increased from year-end 2018 but declined as a percentage of our total portfolio from 11.7% at December 31, 2018 to 10.9% at September 30, 2019. The Company continues to identify and attract strong energy credits, but currently expects to see less activity in the fourth quarter of 2019.
Residential real estate growth was driven by developing relationships within our markets.
Allowance for Loan Losses (‘‘ALLL’’)

The ALLL is an amount required to cover net loan charge-offs plus the amount considered necessary by the Bank’s management to maintain the balance in the allowance at a level adequate to absorb expected loan losses in the existing loan portfolio. The ALLL is evaluated on at least a quarterly basis. We use a loan grading system and portfolio segmentation to group the portfolio. Each group is evaluated and adjusted for changes in historical trends that may impact the segment. The ALLL at September 30, 2019, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date.
The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for loan losses:

	September 30, 2019		December 31, 2018
	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
	(Dollars in thousands)
Commercial	$24,811	57.7%	16,584	43.9%
Energy	5,377	12.5%	10,262	27.1%
Commercial real estate	7,284	16.9%	6,755	17.9%
Construction and land development	3,016	7.0%	2,475	6.5%
Residential real estate	2,220	5.2%	1,464	3.9%
Equity lines of credit	160	0.4%	159	0.4%
Consumer installment	$127	0.3%	127	0.3%
Gross loans	$42,995	100.0%	37,826	100.0%

Activity in the allowance for loan losses is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30, 2019
	2019	2018	2019	2018
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$42,852	$30,197	$37,826	$26,091
Provision for loan losses	4,850	3,000	10,550	9,000
Charge-offs:
Commercial	(1,700)	(97)	(2,954)	(681)
Energy	(3,000)	—	(3,000)	(1,256)
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Residential real estate	—	—	—	—
Equity lines of credit	—	—	—	(25)
Consumer installment	(8)	—	(19)	(45)
Total charge-offs	(4,708)	(97)	(5,973)	(2,007)
Recoveries:
Commercial	1	439	15	455
Energy	—	—	576	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Residential real estate	—	—	—	—
Equity lines of credit	—	—	—	—
Consumer installment	—	1	1	1
Total recoveries	1	440	592	456
Net (charge-offs) recoveries	(4,707)	343	(5,381)	(1,551)
Balance at end of period	$42,995	$33,540	$42,995	$33,540
Allowance for loan losses to total loans	1.18%	1.22%	1.18%	1.22%
Allowance for loan losses to nonperforming loans	97.1	256.7	97.1	256.7
Net charge-offs (recoveries) to average loans(1)	0.53%	(0.05)%	0.21%	0.09%
(1) Interim periods annualized

For the quarter ended September 30, 2019, the Company charged off $1.7 million related to a previously disclosed non-performing commercial loan. In addition, the Company charged off $3.0 million related to one oil exploration and production credit.
Our ALLL as of September 30, 2019 increased $9.5 million or 28.2% from September 30, 2018 and increased $142.5 thousand or less than 1% from June 30, 2019. Year-over-year, the ALLL has increased primarily from the growth of our loan portfolio and an increase in our impaired loans, offset by a reduction in the energy portfolio’s qualitative factors. On a linked quarter basis, our ALLL was impacted by $4.7 million in net charge-offs, a decline in our reserve required for our impaired loans, and a reduction in qualitative factors impacting our commercial and energy portfolios. As a result, the Company took a $4.9 million provision during the third quarter of 2019. Our ALLL to total loans declined 6 basis points to 1.18% as our loan portfolio continued to grow.

Nonperforming Assets and Other Asset Quality Metrics

Nonperforming assets include:

i.
Nonperforming loans - includes non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings (‘‘TDRs’’) that are not performing in accordance with their modified terms;

ii.	Foreclosed assets held for sale;

iii.	Repossessed assets

iv.	Impaired securities
The table below summarizes our nonperforming assets and related ratios as of the dates indicated:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Non-accrual loans	$43,626	$50,044	$13,018	$17,818	$12,625
Loans past due 90 days or more and still accruing	642	238	—	—	443
Total nonperforming loans	44,268	50,282	13,018	17,818	13,068
Foreclosed assets held for sale	2,471	2,471	2,471	—	—
Impaired securities	—	—	—	—	—
Total nonperforming assets	$46,739	$52,753	$15,489	$17,818	$13,068
Nonperforming assets to total assets	1.00%	1.18%	0.36%	0.43%	0.35%
Nonperforming loans to total loans	1.22%	1.45%	0.40%	0.58%	0.48%
September 30, 2019 nonperforming assets to total assets increased 65 basis points from the prior year driven by one commercial loan restructured in the second quarter of 2019 and subsequently placed on non-accrual. On a linked quarter basis, our September 30, 2019 nonperforming assets to total assets declined from 1.18% at June 30, 2019 to 1.00%.
Other asset quality metrics management reviews include loans past due 30 - 89 days and classified loans. The Company defines classified loans as loans categorized as substandard, doubtful or loss. The definitions of substandard, doubtful and loss see ‘‘Note 4 - Loans and Allowance for Loan Losses’’ in the notes to unaudited consolidated financial statements. The following table summarizes our loans past due 30 - 89 days, classified assets and related ratios:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$61,941	$15,967	$30,450	$3,062	$19,838
60 - 89 days past due	2,785	7,640	616	619	6,505
Total 30 - 89 days past due	$64,726	$23,607	$31,066	$3,681	$26,343
Loans 30 - 89 days past due to loans	1.78%	0.68%	0.95%	0.12%	0.96%
Classified Loans
Substandard	$79,536	$79,190	$92,450	$96,247	$48,845
Doubtful	5,637	9,115	5,083	5,197	5,502
Loss	—	—	—	—	—
Total classified loans	$85,173	$88,305	$97,533	$101,444	$54,347
Classified Loans / (Total Capital + ALLL)	13.2%	16.3%	18.7%	19.2%	12.3%

During the quarter ended, September 30, 2019 the Company experienced a $45.9 million increase in loans past due 30 to 59 days from $16.0 million to $61.9 million. The increase was driven by one commercial loan restructured during the second quarter of 2019 and subsequently placed on non-accrual, as well as, one construction and land development loan that was in the process of being renewed.
The Company's classified assets has trended down $16.3 million or 16.0% since December 31, 2018. The decline in classified assets is a combination of charge-offs, primarily from commercial and energy loans, and changes to loan risk ratings due to borrower improvements.
Deposits and Other Borrowings

Deposits and other borrowings are used to support our asset growth. Our strong asset growth requires us to place a greater emphasis on both interest and non-interest-bearing deposits. We attract and retain deposits by aggressively setting our deposit rates within our markets. Other borrowings supplement our core deposit strategy.
At September 30, 2019, our deposits totaled $3.7 billion, an increase of $450.0 million or 14.0% from December 31, 2018 and an increase of $74.0 million or 2.1% since June 30, 2019. Deposit growth was driven by competitive interest rates within our markets.
Other borrowings include repurchase agreements, fed funds purchased, FHLB borrowings, and our trust preferred security. At September 30, 2019, other borrowings totaled $358.5 million, a $30.7 million or 7.9% decline from December 31, 2018 and a $6.6 million decrease from June 30, 2019. The decline in other borrowings was driven by strong deposit growth and the successfully completed initial public offering.
Liquidity

The objective of the Company’s liquidity policy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of its clients while attempting to achieve adequate earnings for its stockholders. The liquidity position is monitored continuously by the Company’s finance department.
Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third party sources. Our on-balance sheet and off-balance sheet liquidity resources consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
On-balance sheet
Cash and cash equivalents	$109,961	$216,541
Unpledged securities available-for-sale	696,519	552,950
Total on-balance sheet liquidity	806,480	769,491
Off-balance sheet
FHLB available funds	157,302	68,704
Federal Reserve available funds	285,187	286,397
Other available funds	105,000	95,000
Total off-balance sheet liquidity	547,489	450,101
Total liquidity	$1,353,969	$1,219,592
On-balance sheet liquidity as a percent of assets	17.3%	18.8%
Total liquidity as a percent of assets	29.1%	29.7%

Table of Contents	Notes to Unaudited Consolidated Financial Statements

Contractual Obligations

The following table presents our significant contractual cash obligations to third parties, debt and lease agreements and service obligations as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Payments Due by Period
	Less than 1 Year	1 to 2 Years	2 to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Time deposits	$822,439	$216,486	$182,832	$—	$1,221,757
Fed funds purchased & repurchase agreements	49,810	—	—	—	49,810
FHLB borrowings and line of credit	24,000	76,500	56,204	151,100	307,804
Trust preferred security	—	—	—	2,500	2,500
Operating leases	1,718	1,564	4,607	6,479	14,368
Total	$897,967	$294,550	$243,643	$160,079	$1,596,239

	December 31, 2018
	Payments Due by Period
	Less than 1 Year	1 to 2 Years	2 to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Time deposits	$444,824	$287,451	$267,856	$9,546	$1,009,677
Fed funds purchased & repurchase agreements	75,406	—	—	—	75,406
FHLB borrowings and line of credit	44,000	45,000	72,885	151,100	312,985
Trust preferred security	—	—	—	2,500	2,500
Operating leases	1,876	1,633	4,812	7,450	15,771
Total	$566,106	$334,084	$345,553	$170,596	$1,416,339

Capital Resources and Off-Balance Sheet Arrangements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of September 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject. For additional information, see ‘‘Note 8 - Regulatory Matters’’ in the notes to unaudited consolidated financial statements.
The Company is subject to off-balance sheet risk in the normal course of business to meet the needs of its clients that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. These off-balance sheet arrangements include commitments to fund loans, standby letters of credit, and a previously disclosed future lease obligation in Kansas City, Missouri.

The following is a summary of our off-balance sheet commitments as of the dates presented:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to fund C&I loans	$507,195	$597,534
Other loan commitments	925,167	767,629
Standby letters of credit	35,699	32,439
Lease agreements	19,054	19,054
Total	$1,487,115	$1,416,656

Critical Accounting Policies

The Company identified several accounting policies that are critical to an understanding of our financial condition and results of operations. In addition, these policies require difficult, subjective or complex judgments and assumptions that create potential sensitivity of our financial statements to those judgments and assumptions. These policies relate to the allowance for loan and lease losses, investment securities impairment, deferred tax assets, and the fair value of financial instruments. A discussion of these policies can be found in the section captioned ‘‘Critical Accounting Policies’’ in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the IPO Prospectus. There have been no changes in the Company’s application of critical accounting policies since June 30, 2019.
Recent Accounting Pronouncements
The Company had the following updates to recent accounting pronouncements during the quarter. For additional information on accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies. A complete list of recent, applicable accounting pronouncements was provided in the Company’s IPO Prospectus.
ASU 2016-13, Financial Instruments - Credit Losses - The Company established a committee of individuals from applicable departments to oversee the implementation process. The committee chose a third-party software solution. By the third quarter of 2019, the Company completed the software implementation phase of the transition. The software implementation phase included data capture and portfolio segmentation amongst other items. The Company completed a parallel run using 2019 data and expects to complete a second parallel run using third quarter data during the fourth quarter of 2019. At this time an estimate of the impact to the Company’s financial statements is not known, but the impact could be significantly affected by the composition, characteristics and quality of the underlying loan portfolio at the time of adoption.
ASU 2016-02, Leases (Topic 842) - The Company plans to apply the update as of the beginning of the period of adoption and is not planning to restate comparative periods. The Company expects to elect certain optional practical expedients. The Company gathered all potential lease and embedded lease agreements and is evaluating the applicability and impact to the financial statements. Current operating leases relate primarily to three branch locations. Based on these current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on our balance sheet, with an immaterial impact on the income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company’s lease portfolio as of the adoption date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary component of market risk is interest rate volatility. Managing interest rate risk is a key element of the Company’s balance sheet management. Interest rate risk is the risk that net interest margin will erode over time due to changing market conditions. Many factors can cause margins to erode: (i) lower loan demand; (ii) increased competition for funds; (iii) weak pricing policies; (iv) balance sheet mismatches and (v) changing liquidity demands. The objective is to maximize income while minimizing interest rate risk. The Company manages its sensitivity position using its interest rate risk policy. The management of interest rate risk is a three-step process and involves: (i) measuring the interest rate risk position; (ii) policy constraints; and (iii) strategic review and implementation.
Our exposure to interest rate risk is managed by the Bank’s Funds Management Committee (‘‘FMC’’) in accordance with policies approved by the Bank’s board of directors. The FMC uses a combination of three systems to measure the balance sheet’s interest rate risk position. Because each system serves a different purpose and provides a different perspective, the three systems in combination are expected to provide a better overall result than a single system alone. The three systems include: (i) gap reports; (ii) earnings simulation; and (iii) economic value of equity. The FMC’s primary tools to change the interest rate risk position are: (i) investment portfolio duration; (ii) deposit and borrowing mix; and (iii) on balance sheet derivatives.
The FMC evaluates interest rate risk using a rate shock method and rate ramp method. In a rate shock analysis, rates change immediately and the change is sustained over the time horizon. In a rate ramp analysis, rate changes occur gradually over time. The following tables summarize the simulated changes in net interest income and fair value of equity over a 12-month horizon using a rate shock and rate ramp method as of the dates indicated:

Hypothetical Change in Interest Rate - Rate Shock
	September 30, 2019		September 30, 2018
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in fair value of equity	Percent change in net interest income	Percent change in fair value of equity
+300	12.0%	(2.6)%	10.3%	(8.3)%
+200	8.6	(0.4)	7.1	(4.6)
+100	4.7	0.5	3.8	(0.8)
Base	—	—	—	—
-100	(5.0)	0.1	(4.2)	(1.1)
-200	(11.3)%	1.2%	(6.2)%	0.3%

Hypothetical Change in Interest Rate - Rate Ramp
	September 30, 2019	September 30, 2018
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in net interest income
+300	7.4%	4.9%
+200	5.1	3.4
+100	2.6	1.7
Base	—	—
-100	(2.8)	(1.8)
-200	(6.2)%	(3.6)%

The hypothetical change in net interest income as of September 30, 2019 in a down or up 100 basis point shock is mainly due to approximately 67% of earning assets repricing or maturing over the next 12 months. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans to total loans was 71.5%. The amount of adjustable loans causes the Company to see an increase in net interest income in a rising rate environment and a decline in net interest income in a declining rate environment.

The models the Company uses include assumptions regarding interest rates and balance changes.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, among other factors.

Table of Contents	Notes to Unaudited Consolidated Financial Statements

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (‘‘Exchange Act’’)) as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our business, financial condition, results of operations, cash flows or growth prospects. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

ITEM 1A. RISK FACTORS

There were no material changes from the risks disclosed in the Risk Factors section of the IPO Prospectus (File No. 333-232704), dated August 14, 2019, filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on August 15, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2019 and prior to September 13, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold an aggregate of 5,883 shares of our common stock to current employees at a weighted average exercise price of $17.00 per share pursuant to our partner share purchase program for aggregate cash consideration of $100.0 thousand. The shares were issued pursuant to an exemption under Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, to information about us.

During the quarter ended September 30, 2019 and prior to September 13, 2019 (the date of the filing of our registration statement on Form S-8), we issued 31,575 stock settled appreciation rights (‘‘SSARs’’) under our 2018 Equity Incentive Plan at a weighted average exercise price of $14.41 per unit. The SSARs vest in seven equal annual installments commencing in August 2020 and expire in August 2029.

In addition, during the quarter ended September 30, 2019 and prior to the filing of our Form S-8, we issued and sold to our employees an aggregate of 1,317 shares of common stock upon the exercise of SSARs issued under our 2018 Equity Incentive Plan at a weighted-average exercise price of $8.25 and a $17.00 price of the underlying security. The Company withheld an aggregate of 599 shares of common stock subject to such SSARs for payment of the exercise price and satisfaction of the aggregate tax withholding obligations in connection with the exercises of certain of those SSARs.

The SSARs and the common stock issuable upon the exercise of such SSARs were issued under the 2018 Equity Incentive Plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, to information about us.

Use of Proceeds from our Initial Public Offering of Common Stock

On August 19, 2019, we completed our IPO, in which we sold 6,594,362 shares of common stock, including 844,362 shares pursuant to the underwriters' overallotment option, at price to the public of $14.50 per share. We received aggregate net proceeds of $87.0 million, net of underwriting discounts and commissions of $6.2 million and offering expenses paid by us of approximately $2.4 million subject to certain cost reimbursements. The offering has terminated. We distributed $50 million of the proceeds to our wholly-owned subsidiary, CrossFirst Bank, to support its growth. The balance of the proceeds for the offering was held at the Company and used for general corporate purposes. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. We did not receive any proceeds from the sale of shares by the selling stockholders.

All the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-232704), which was declared effective by the SEC on August 14, 2019. Pursuant to the Registration Statement, we registered an aggregate of 7,855,951 shares of our common stock, inclusive of the underwriters’ option to purchase additional shares and the shares to be offered by selling stockholders. Keefe, Bruyette & Woods, A Stifel Company, Raymond James & Associates, Inc. and Stephens Inc. acted as joint book-running managers for the offering, and Sandler O’Neill + Partners, L.P. acted as co-manager of the offering.
There has been no material change in the planned use of the proceeds of the initial public offering as described in our IPO Prospectus (File No. 333-232704) filed with the SEC on August 15, 2019, pursuant to Rule 424(b) of the Securities Act. The Company intends to use the net proceeds from the offering to support our growth, organically or through mergers and acquisitions, and for general corporate purposes. As previously disclosed, the Company is currently considering using a portion of the net proceeds for the opening of a second smaller full-service branch in the Dallas MSA, in addition to consistently evaluating other strategic opportunities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Board of Directors of the Company has established May 12, 2020 as the date of the Company’s 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). The time and location of the 2020 Annual Meeting will be specified in the Company’s 2020 proxy statement.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1	Amended Employment Agreement with George F. Jones, Jr. dated May 1, 2018†	S-1	10.1	July 18, 2019
10.2	Second Amendment to Employment Agreement with George F. Jones, Jr. dated March 20, 2019†	S-1	10.2	July 18, 2019
10.3	Third Amendment to Employment Agreement with George F. Jones, Jr. dated May 1, 2019†	S-1	10.3	July 18, 2019
10.4	Employment Agreement with David O’Toole dated May 1, 2015†	S-1	10.4	July 18, 2019
10.5	First Amendment to Employment Agreement with David O’Toole dated March 19, 2019†	S-1	10.5	July 18, 2019
10.6	Employment Agreement with Mike Maddox dated May 1, 2015†	S-1	10.6	July 18, 2019
10.7	First Amendment to Employment Agreement with Mike Maddox dated March 19, 2019†	S-1	10.7	July 18, 2019
10.8	Employment Agreement with Amy Fauss dated June 29, 2016†	S-1	10.8	July 18, 2019
10.9	First Amendment to Employment Agreement with Amy Fauss dated March 15, 2019†	S-1	10.9	July 18, 2019
10.10	Employment Agreement with Tom Robinson dated May 1, 2015†	S-1	10.10	July 18, 2019
10.11	First Amendment to Employment Agreement with Tom Robinson dated March 18, 2019†	S-1	10.11	July 18, 2019
10.12	Chairman Emeritus Agreement with Ron Baldwin dated April 26, 2018†	S-1	10.12	July 18, 2019
10.13	RSU Award Agreement with George F. Jones, Jr. dated February 28, 2019†	S-1	10.13	July 18, 2019
10.14	Performance Share Award Agreement with George F. Jones, Jr. dated February 28, 2019†	S-1	10.14	July 18, 2019
10.15	2018 Omnibus Equity Incentive Plan†	S-1	10.15	July 18, 2019
10.16	Form of Legacy RSU - New Market Founders Award†	S-1	10.16	July 18, 2019
10.17	Form of Legacy EIP 2018 RSU Award Agreement†	S-1	10.17	July 18, 2019
10.18	Form of Legacy SAR Award Agreement†	S-1	10.18	July 18, 2019
10.19	Form of EEIP Legacy RSU Award Agreement†	S-1	10.19	July 18, 2019
10.20	Form of RSU Award Agreement†	S-1	10.20	July 18, 2019
10.21	Form of 2019 RSU Award Agreement†	S-1	10.21	July 18, 2019
10.22	Form of 2019 Performance Share Award Agreement†	S-1	10.22	July 18, 2019
10.23	Form of Director Restricted Stock Award†	S-1	10.23	July 18, 2019
10.24	Form of Indemnification Agreement†	S-1	10.24	July 18, 2019
10.25	Director Deferred Fee Program†	S-1	10.25	July 18, 2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.26	Stock Appreciation Rights Plan†	S-1	10.26	July 18, 2019
10.27	Form of SAR Award Agreement†	S-1	10.27	July 18, 2019
10.28	Annual Incentive Plan†	S-1	10.28	July 18, 2019
12.01	Subsidiaries of CrossFirst Bankshares, Inc.	S-1	21.1	July 18, 2019
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed Herewith
**Furnished Herewith
† Indicates a management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

November 12, 2019	/s/ David O’Toole
David O’Toole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

