Form 10-K
period 2019-12-31
CROSSFIRST BANKSHARES, INC.
filed 2020-03-10
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______  to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

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

The Registrant closed the initial public offering of its Common Stock on August 19, 2019. Accordingly, as of June 30, 2019, there was no public trading market for the Registrant’s Common Stock.

As of March 6, 2020, the registrant had 52,098,062 shares of common stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to its 2020 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable mergers and acquisitions and integrating merged and acquired companies;

•
business and economic conditions, particularly those affecting our market areas in Kansas, Missouri, Oklahoma and Texas including a decrease in or the volatility of oil and gas prices or agricultural commodity prices within the region;

•	the geographic concentration of our markets in Kansas, Missouri, Oklahoma and Texas;

•	concentrations of loans secured by real estate and energy located in our market areas;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;

•	borrower and depositor concentration risks;

•	our ability to maintain our reputation;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance;

•	reinvestment risks associated with a significant portion of our loan portfolio maturing in one year or less;

•	our ability to attract, hire and retain qualified management personnel;

•	our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;

•	fluctuations in interest rates and the fair value of our investment securities, which could have an adverse effect on our profitability;

•	competition from banks, credit unions and other financial services providers;

•	our ability to maintain sufficient liquidity and capital;

•	system failures, service denials, cyber-attacks and security breaches;

•	our ability to maintain effective internal control over financial reporting;

•	employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•	costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;

•	severe weather, acts of god, acts of war or terrorism;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank and Wall Street Consumer Protection Act (‘‘Dodd-Frank Act’’) and other regulations relating to banking, consumer protection, securities and tax matters;

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of initiatives of the current administration;

•	risks associated with our common stock; and

•	other factors that are discussed in the section entitled “Risk Factors,” beginning on page 15.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, no forward-looking statements should be relied upon, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Terminology
The acronyms and abbreviations identified below are used throughout the document including in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements. You may find it helpful to refer back to this page as you read this report.

Abbreviation	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
ALLL	Allowance for Loan and Lease Losses
AML	Anti-Money Laundering
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update
Bank	CrossFirst Bank (subsidiary of CrossFirst Bankshares, Inc.)
BASEL III	Basel III Regulatory Capital Reforms
BBA	British Bankers’ Association
BHCA	Bank Holding Company Act of 1956, as amended
BOLI	Bank-Owned Life Insurance
BSA	Bank Secrecy Act
CBLR	Community Bank Leverage Ratio
CD	Certificate of Deposit
CDARS	The Certificate of Deposit Account Registry Service
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1
CFI	CrossFirst Investments (subsidiary of CrossFirst Bank)
CFPB	Consumer Financial Protection Bureau
CFSA	CFSA, LLC (subsidiary of CrossFirst Bankshares, Inc.)
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CVA	Credit Valuation Allowance
Company	CrossFirst Bankshares, Inc. (consolidated)
DIF	Deposit Insurance Fund of the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Consumer Protection Act
DOJ	U.S. Department of Justice
ECOA	Equal Credit Opportunity Act
EGC	Emerging Growth Company
EGRRCPA	The Economic Growth, Regulatory Relief, and Consumer Protection Act
ESPP	Employee Stock Purchase Plan
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board

Abbreviation	Description
FICO	Financing Corporation
FIRREA	Financial Institutions Reform Recovery and Enforcement Act of 1989
FOMC	Federal Open Market Committee
FMC	Funds Management Committee
GAAP	Generally Accepted Accounting Principles
HOEPA	The U.S. Home Ownership and Equity Protection Act of 1994
IPO	Initial Public Offering
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offered Rate
MSA	Metropolitan Statistical Area
NIM	Net Interest Margin
NOW	Negotiable Order of Withdrawal
OCI	Other Comprehensive Income
OFAC	Office of Foreign Assets Control
OSBCK	Office of the State Bank Commissioner of Kansas
OTTI	Other Than Temporary Impairment
Our Markets
Our markets include locations in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas and (vii) Frisco, Texas (est. 2020)

PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PBE	Public Business Entity
PBSA	Performance-Based Stock Awards
QCBO	Qualifying Community Banking Organization
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
TDR	Troubled Debt Restructuring
SSAR	Stock Settled Appreciation Right

CrossFirst Bankshares, Inc.
2019 Form 10-K Annual Report

Part I

ITEM 1.	BUSINESS
Our Company
CrossFirst Bankshares, Inc., a Kansas corporation and registered bank holding company, is the holding company for CrossFirst Bank (“Bank”). (the “Company’’) was initially formed as a limited liability company, CrossFirst Holdings, LLC, on September 1, 2008 to become the holding company for the Bank and converted to a corporation in 2017. The Bank was established as a Kansas state-chartered bank in 2007 and provides a full suite of financial services to businesses, business owners, professionals, and their personal networks throughout our five primary markets located in Kansas, Missouri, Oklahoma, and Texas.
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
Our Initial Public Offering
We completed our initial public offering on August 19, 2019. Our common stock is listed on the Nasdaq Global Select Market under the symbol “CFB.”
Growth History
Since opening our first branch in 2007, we have grown organically primarily by establishing seven offices, attracting new clients and expanding our relationships with existing clients, as well as through two strategic acquisitions.
The data below presents the growth of key areas of our business for the past five years and the related compound annual growth rate:

	2015 to 2019	As of December 31,
	Compound Annual Growth Rate	2019	2018	2017	2016	2015
	(Dollars in thousands)
Available-for-sale securities	13%	$741,634	$663,678	$703,581	$593,012	$460,542
Gross loans (net of unearned income)	40	3,852,244	3,060,747	1,996,029	1,296,886	992,726
Total assets	33	4,931,233	4,107,215	2,961,118	2,133,106	1,574,346
Noninterest-bearing deposits	43	521,826	484,284	290,906	198,088	123,430
Total deposits	32%	$3,923,759	$3,208,097	$2,303,364	$1,694,301	$1,294,812
Our Strategy
Since inception, our strategy has been to build the most trusted bank serving our markets, which we believe has driven value for our stockholders. We remain focused on robust growth and are equally focused on building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:

•	Continue organic growth;

•	Selectively pursue opportunities to expand through acquisitions or new market development;

•	Improve profitability and operating efficiency;

•	Attract and develop talent;

•	Maintain a branch-lite business model with strategically placed locations; and

•	Leverage technology to enhance the client experience and improve profitability.

Products and Services
The Bank operates as a regional bank providing a broad offering of deposit and lending products to commercial and consumer clients in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas; and (vii) Frisco, Texas (opening in 2020) (collectively, “Our Markets”). We focus mainly on delivering products and services to small and middle market commercial businesses and affluent consumers. We believe that this is a client segment that is underserved by larger bank competitors in Our Markets.
We offer cash and treasury management solutions to our clients to help build and maintain our commercial relationships.
We focus on the following loan categories: (i) commercial loans, including specialized verticals in enterprise value lending and tribal nations lending; (ii) commercial real estate loans; (iii) construction and development loans, including home builder lending; (iv) 1-4 family real estate loans; (v) energy loans; and (vi) consumer loans.
We offer deposit banking products including: (i) personal and business checking and savings accounts; (ii) international banking services; (iii) treasury management services; (iv) money market accounts; (v) certificates of deposits; (vi) negotiable order of withdrawal accounts; (vii) automated teller machine access; and (viii) mobile banking.
Markets
We are headquartered in Leawood, Kansas. We operate two additional branches in the Kansas City metropolitan area. We also operate one branch in each of the following markets: Dallas, Texas; Frisco, Texas; Oklahoma City, Oklahoma; Tulsa, Oklahoma; and Wichita, Kansas.
Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, securities firms, insurance companies, third-party payment processors, financial technology (Fintech) companies, and other financial intermediaries. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.
Employees
As of December 31, 2019, the Company employed 357 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Supervision and Regulation
The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete. Please refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict future changes or the effects, if any, that these changes could have on our business or our revenues.
General
We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the State Bank Commissioner of Kansas, the Federal Reserve, the Federal Deposit Insurance Corporation (‘‘FDIC’’) and the Consumer Financial Protection Bureau (‘‘CFPB’’). Furthermore, tax laws administered by the Internal Revenue Service (‘‘IRS’’) and state and local taxing authorities, accounting rules developed by the Financial Accounting Standards Board (‘‘FASB’’), securities laws administered by the Securities and Exchange Commission (‘‘SEC’’) and state securities authorities and Anti-Money Laundering (‘‘AML’’) laws enforced by the U.S. Department of the Treasury also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, clients and the Deposit Insurance Fund of the FDIC (‘‘DIF’’) rather than for stockholders.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses.
Regulatory Capital Requirements
The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. In 2013, the federal bank regulatory agencies issued final rules (the ‘‘Basel III Capital Rules’’) establishing a new comprehensive capital framework for banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act.
The Basel III Capital Rules became effective on January 1, 2015. The Basel III Capital Rules require the Company and the Bank to comply with four minimum capital standards: (i) a tier 1 leverage ratio of at least 4.0%; (ii) a CET1 to risk-weighted assets of at least 4.5%; (iii) a tier 1 capital to risk-weighted assets of at least 6.0%; and (iv) a total capital to risk-weighted assets of at least 8.0%. CET1 capital is generally comprised of common stockholders’ equity and retained earnings subject to applicable regulatory adjustments. Tier 1 capital is generally comprised of CET1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. We are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as additional tier 1 capital. Total capital includes tier 1 capital (CET1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in tier 2 capital is the allowance for loan and lease losses (‘‘ALLL’’) limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (‘‘AOCI’’) up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale securities). The Bank has elected to exercise the AOCI opt-out. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
The Basel III Capital Rules also establish a ‘‘capital conservation buffer’’ of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 and is now fully implemented. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.
The Basel III minimum capital ratios as applicable to the Bank and to the Company in 2019 are summarized in the table below:

	Basel III Minimum For Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio With Capital Conservation Buffer
Total risk based capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 risk based capital (tier 1 to risk-weighted assets)	6.00	2.50	8.50
Common equity tier 1 risk based capital (CET1 to risk-weighted assets)	4.50	2.50	7.00
Tier 1 leverage ratio (tier 1 to average assets)	4.00%	—%	4.00%
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain Commercial Real Estate (‘‘CRE’’) mortgages.
Additional aspects of the Basel III Capital Rules’ risk-weighting requirements that are relevant to the Company and the Bank include:

•
assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);

•
assigning a 150% risk weight to all exposures that are non-accrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the previous risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and

•
applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carry backs that are not deducted from CET1 capital (increased from 100% under the previous risk-based capital rules).

As of December 31, 2019, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules.
The Economic Growth, Regulatory Relief, and Consumer Protection Act (‘‘EGRRCPA’’) directs the federal banking agencies to develop a specified Community Bank Leverage Ratio, the ratio of a bank’s equity capital to its consolidated assets of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules.
The final rule is effective January 1, 2020, and banking organizations can use the CBLR for purposes of filing call reports commencing with the first quarter of 2020 (i.e., as of March 31, 2020). A ‘‘Qualifying Community Banking Organization’’ (‘‘QCBO’’) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	a CBLR greater than 9%;

•	total consolidated assets of less than $10 billion;

•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

•	total trading assets and trading liabilities of 5% or less of total consolidated assets.
A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The CBLR is generally calculated in accordance with the regulations for calculating the Tier 1 leverage ratio under the regulatory capital framework discussed above and below, with certain specified exceptions. As of December 31, 2019, we did not qualify as a QCBO.
Prompt Corrective Action
The Federal Deposit Insurance Act requires federal banking agencies to take ‘‘prompt corrective action’’ with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: ‘‘well-capitalized,’’ ‘‘adequately-capitalized,’’ ‘‘under-capitalized,’’ ‘‘significantly under-capitalized,’’ and ‘‘critically under-capitalized.’’ A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. In order to be a ‘‘well-capitalized’’ depository institution, a bank must maintain a CET1 risk-based capital ratio of 6.5% or more, a tier 1 risk-based capital ratio of 8% or more, a total risk-based capital ratio of 10% or more and a leverage ratio of 5% or more (and is not subject to any order or written directive specifying any higher capital ratio). At each successively lower capital category, a bank is subject to increased restrictions on its operations.
As of December 31, 2019, the Bank met the requirements for being deemed ‘‘well-capitalized’’ for purposes of the prompt corrective action regulations and was not otherwise subject to any order or written directive specifying any higher capital ratios.
Enforcement Powers of Federal and State Banking Agencies
The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties.
The Company
General
As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (‘‘BHCA’’ ). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

Acquisitions, Activities and Change in Control
The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or a bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all of the assets of any additional bank or bank holding company.
Federal law also prohibits any person or company from acquiring ‘‘control’’ of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. ‘‘Control’’ is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.
Permitted Activities
The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be ‘‘so closely related to banking as to be a proper incident thereto.’’
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.
Source of Strength
Bank holding companies, such as the Company, are required by statute to serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to their insured depository institution subsidiaries in the event of financial distress. Under the source of strength requirement, the Company could be required to provide financial assistance to the Bank should it experience financial distress. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The regulators may require these and other actions in support of controlled banks even if such action is not in the best interests of the bank holding company or its stockholders.
Safe and Sound Banking Practices
Bank holding companies and their nonbanking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.
Dividend Payments, Stock Redemptions and Repurchases
The Company’s ability to pay dividends to its stockholders is affected by both general corporate law considerations and the regulations and policies of the Federal Reserve applicable to bank holding companies, including the Basel III Capital Rules. Generally, a Kansas corporation may declare and pay dividends upon the shares of its capital stock either out of its surplus, as defined in and computed in accordance with K.S.A. 17-6404 and 17-6604, and amendments thereto, or in case there is not any surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, or both. If the capital of the corporation, computed in accordance with K.S.A. 17-6404 and 17-6604, and amendments thereto, is diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, then no dividends may be paid out of such net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.
It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of their net worth if they would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.
The Bank
General
The Bank is a Kansas state-chartered bank and is not a member bank of the Federal Reserve. As a Kansas state-chartered bank, the Bank is subject to the examination, supervision and regulation by the Office of the State Bank Commissioner of Kansas (‘‘OSBCK’’), the chartering authority for Kansas banks, and by the FDIC. The Bank is also subject to certain regulations of the CFPB.
The OSBCK supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency, and periodically examines the Bank’s operations and financial condition and compliance with federal law. In addition, the Bank’s deposit accounts are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, and the FDIC has certain enforcement powers over the Bank.
Depositor Preference
In the event of the ‘‘liquidation or other resolution’’ of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to that insured depository institution.
Brokered Deposit and Deposit Rate Restrictions
Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits, only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Under-capitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits and are subject to a deposit rate cap, pursuant to which the institutions would be prohibited from paying in excess of 75 basis points above published national deposit rates unless the FDIC determined that the institutions’ local market rate was above the national rate. As of December 31, 2019, the Bank was eligible to accept brokered deposits without a waiver from the FDIC and was not subject to the deposit rate cap.
Deposit Insurance
As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 1.5 basis points to 40 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity.
Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rule-making. As a result, the Bank’s FDIC deposit insurance premiums could increase or decrease. During the year ended December 31, 2019, the Bank paid $2 million in FDIC deposit insurance premiums.

Audit Reports
Since the Bank is an insured depository institution with total assets of $1 billion or more, financial statements prepared in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’), management’s certifications signed by the Company's and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted to the FDIC and OSBCK. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the Bank (or, as explained below, the Company) have an independent audit committee, consisting of outside directors who are independent of management of the Company and the Bank. The audit committee must include at least two members with experience in banking or related financial management, must have access to outside counsel and must not include representatives of large clients. Certain insured depository institutions with total assets of less than $5 billion, or $5 billion or more and a composite CAMELS (i.e., capital adequacy, assets, management capability, earnings, liquidity, sensitivity) rating of 1 or 2, may satisfy these audit committee requirements if its holding company has an audit committee that satisfies these requirements. The Company’s audit committee satisfies these requirements.
Financing Corporation (‘‘FICO’’) Assessments
In addition to paying basic deposit insurance assessments, insured depository institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former FHLB Board to re-capitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8 billion that mature in 2017 through 2019 (of which approximately $1 billion matured in 2017 and approximately $5 billion matured in 2018). Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2019, the Bank paid $10 thousand in FICO assessments.
Examination Assessments
Pursuant to the Kansas Banking Code, the expense of every regular examination, together with the expense of administering the banking and savings and loan laws, including salaries, travel expenses, supplies and equipment are paid by the banks and savings and loan associations of Kansas, which are generally allocated among them based on total asset size. During the year ended December 31, 2019, the Bank paid examination assessments to the OSBCK totaling $293 thousand.
Capital Requirements
Banks are generally required to maintain minimum capital ratios. For a discussion of the capital requirements applicable to the Bank, see ‘‘Regulatory Capital Requirements’’ above.
Bank Reserves
The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily Negotiable Order of Withdrawal (‘‘NOW’’) and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve ‘‘discount window’’ as a secondary source of funds if the institution meets the Federal Reserve’s credit standards.
Dividend Payments
A primary source of funds for the Company is dividends from the Bank. The Bank is not permitted to pay a dividend to the Company under certain circumstances, including if the Bank is under-capitalized under the prompt corrective action framework or if the Bank fails to maintain the required capital conservation buffer. The Kansas Banking Code also places restrictions on the declaration of dividends by the Bank to the Company. No dividend may be paid from the capital stock account of the Bank. The current dividends of the Bank may only be paid from undivided profits after deducting losses. Before declaring any cash dividend from undivided profits, the Bank’s board of directors must ensure that the surplus fund equals or exceeds the capital stock account. If the surplus fund is less than the capital stock account, the Bank’s board of directors may transfer 25% of the net profits of the Bank, since the last preceding dividend from undivided profits, to the surplus fund, except no additional transfers are required once the surplus fund equals or exceeds the capital stock account. Any other dividend (whether in cash or other property) from the Bank to the Company requires the prior approval of the OSBCK.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2019.

Transactions with Affiliates
The Bank is subject to Sections 23A and 23B of the Federal Reserve Act (the ‘‘Affiliates Act’’) and the Federal Reserve’s implementation of Regulation W. An affiliate of a bank under the Affiliates Act is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company, the Bank and any nonbank subsidiaries will be subject to a number of restrictions. The amount of loans or extensions of credit which the Bank may make to nonbank affiliates, or to third parties secured by securities or obligations of the nonbank affiliates, are substantially limited by the Affiliates Act. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.
Loans to Directors, Executive Officers and Principal Stockholders
The authority of the Bank to extend credit to its directors, executive officers and principal stockholders, including their immediate family members and corporations and other entities they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act.
Limits on Loans to One Borrower
As a Kansas state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Kansas state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the capital of the bank. Certain types of loans are exempt from the lending limits, including loans fully secured by segregated deposits held by the bank or bonds or notes of the United States. A Kansas state-chartered bank may lend an additional amount if the loan is fully secured by certain types of real estate. In addition to the single borrower limitation described above, loans to a borrower and its subsidiaries generally may not exceed 50% of the capital of the bank. The Bank’s legal lending limit to any one borrower was $145 million as of December 31, 2019.
Safety and Soundness Standards/Risk Management
The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
Community Reinvestment Act
The Community Reinvestment Act (‘‘CRA’’) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.
The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of ‘‘outstanding’’ to a low of ‘‘substantial noncompliance.’’ The Bank had a CRA rating of ‘‘satisfactory’’ as of its most recent CRA assessment.

Anti-Money Laundering and the Office of Foreign Assets Control Regulation
The Company and the Bank must comply with the requirements of the Bank Secrecy Act (‘‘BSA’’). The BSA was enacted to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, drug trafficking, money laundering, and other crimes. Since its passage, the BSA has been amended several times. These amendments include the Money Laundering Control Act of 1986, which made money laundering a criminal act, as well as the Money Laundering Suppression Act of 1994, which required regulators to develop enhanced examination procedures and increased examiner training to improve the identification of money laundering schemes in financial institutions. The USA Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (‘‘PATRIOT Act’’), substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing. The regulations include significant penalties for non-compliance. Likewise, Office of Foreign Assets Control (‘‘OFAC’’) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Concentrations in Commercial Real Estate
Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from CRE is one area of regulatory concern. The CRE Concentration Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. If a concentration is present, management must employ heightened risk management practices that address the following key elements: (i) board and management oversight and strategic planning; (ii) portfolio management; (iii) development of underwriting standards; (iv) risk assessment and monitoring through market analysis and stress testing; and (v) maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a ‘‘statement on prudent risk management for commercial real estate lending’’ reminding financial institutions of developing risk management practices. See also ‘‘Risk Factors—We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow’’ on page 19 of this Form 10-K.
Consumer Financial Services
The Bank is subject to federal and state consumer protection statutes and regulations promulgated under those laws, including, without limitation, regulations issued by the Consumer Financial Protection Bureau, or CFPB. These laws and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions.
Incentive Compensation Guidance
The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to incentive compensation for all banks with more than $1 billion in assets, those rules have not yet been finalized. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.
The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding ‘‘say-on-pay’’ vote in their proxy statement by which stockholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as ‘‘say-on-golden parachute’’ vote). Other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the SEC adopted rules prohibiting the listing of any equity security of a company that does not have a compensation committee consisting solely of independent directors, subject to certain exceptions. In addition, the Dodd-Frank Act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. Those rules, however, have not yet been finalized. Additionally, the Company is an emerging growth company (‘‘EGC’’) under the JOBS Act and therefore subject to reduced disclosure requirements related to, among other things, executive compensation.
Financial Privacy
The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.
Impact of Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
New Banking Reform Legislation
Key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as ‘‘qualified mortgages’’ for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for certain banks with less than $10 billion in assets as described above regarding the final rule for the community bank leverage ratio; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.
Other Pending and Proposed Legislation
Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general may be proposed or introduced before the U.S. Congress, the Kansas Legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.
Website Access to Company Reports
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.investors.crossfirstbankshares.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, results of operations or cash flows in future periods. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may adversely affect our business, financial condition, results of operations, cash flows or share price in the future.
Risks Relating to Our Business and Market
A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations, which primarily consist of lending money to clients in the form of loans and borrowing money from clients in the form of deposits, are sensitive to general business and economic conditions in the United States, generally, and in Kansas, Missouri, Oklahoma, and Texas in particular. If the U.S. economy weakens, or if the economies of Kansas, Missouri, Oklahoma or Texas weaken, our growth and profitability from our lending and deposit operations could be constrained. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years, there has been a gradual improvement in the U.S. economy and the economies of the states in which we operate, as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the impact such actions and other policies of the current administration may have on economic and market conditions. In addition, concerns about the performance of international economies can impact the economy and financial markets here in the United States. For example, the recent outbreak of the coronavirus is disrupting global supply chains, which could adversely impact our customers and their customers, which in turn could impact their ability to make loan payments.
If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained.
Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on commercial, mortgage and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is also significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates are concerns for businesses, consumers and investors in the U.S. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and are difficult to predict. Adverse economic conditions and governmental policy responses to such conditions could have a material adverse effect on our business, financial position, results of operations, and growth prospects.
Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.
Our profitability depends in substantial part on our net interest income. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates could affect our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates.
Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans and other assets, on our balance sheet. Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of any underlying property that serves as collateral for such loans may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonaccrual loans would have an adverse impact on net interest income.
If short-term interest rates remain at low levels for a prolonged period, and if longer term interest rates fall, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This could have a material adverse effect on our net interest income and our results of operations. The ratio of variable- to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to certificates of deposit (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. The composition of our rate sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our earnings. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.
We may not be able to implement aspects of our growth strategy, which may adversely affect our ability to maintain our historical earnings trends.
We may not be able to sustain our growth at the rate we have enjoyed during the past several years. Our growth over the past several years has been driven primarily by new market expansion, a strong commercial and real estate lending market in our market areas and our ability to identify and attract high caliber experienced banking talent. A downturn in local economic market conditions, a failure to attract and retain high performing personnel, heightened competition from other financial services providers, and an inability to attract core funding and quality lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such may have a negative effect on our business, financial condition, and results of operations. In addition, we may become more susceptible to risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting and credit monitoring procedures, maintaining an adequate allowance, controlling concentrations and complying with regulatory or accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.
We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.
Our business strategy includes evaluating potential strategic opportunities to grow through de novo branching. As part of this strategy, we are in the process of opening of a second, smaller, full-service branch in the Dallas Metropolitan Statistical Area (‘‘MSA’’). De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.
We may grow through mergers or acquisitions, which may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our stockholders.
As part of our growth strategy, we may pursue mergers and acquisitions of banks and nonbank financial services companies within or outside our principal market areas. Although we occasionally identify and explore specific merger and acquisition opportunities as part of our ongoing business practices, we have no present agreements or commitments to merge with or acquire any financial institution or any other company, and we may not find suitable merger or acquisition opportunities in the future. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering merger and acquisition opportunities. Accordingly, attractive merger and acquisition opportunities may not be available to us. If we fail to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks, it could materially harm our business, financial condition and results of operations.

Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, management, products and services, technologies, existing contracts, accounting processes and personnel of the target;

•	not realizing the anticipated synergies of the combined businesses or incurring costs in excess of what we anticipated;

•	difficulties in supporting and transitioning clients of the target;

•	diversion of financial and management resources from existing operations;

•	assumption of nonperforming loans;

•
the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	entering new markets or areas in which we have limited or no experience;

•	potential loss of key personnel and clients from either our business or the target’s business;

•	failure to obtain required regulatory approvals or satisfy conditions imposed by regulatory authorities;

•	assumption of unanticipated problems or latent liabilities of the target;

•	incurring costs in excess of what we anticipate; and

•	inability to generate sufficient revenue to offset acquisition costs.
Mergers and acquisitions frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. The failure to obtain these regulatory approvals for potential future strategic acquisitions could impact our business plans and restrict our growth.
New lines of business, services, products or product enhancements may subject us to additional risks.
From time to time, we may implement or acquire new lines of business or offer new services, products or product enhancements within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing, implementing and marketing new lines of business, services, products and product enhancements, we may invest significant time and resources. We may misjudge the level of resources or expertise appropriate to make new lines of business or products successful or to realize their expected benefits. We may not achieve target timetables for the introduction and development of new lines of business, services, products and product enhancements, and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or offerings of new products, product enhancements or services.
Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, products, product enhancements or services could have a material adverse effect on our business, results of operations and financial condition. We introduced Enterprise Value Lending through our Kansas City market, Tribal Nations Lending through our Tulsa market and Home Builder Lending in our Dallas market. These products and services are relatively new and, if not managed effectively, could subject us to additional risks.

Uncertainty relating to the London Inter-Bank Offered Rate (‘‘LIBOR’’) calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
Regulators and law enforcement agencies in a number of countries are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (‘‘BBA’’) in connection with the calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements, we may incur additional expenses in effecting the transition, and we may be subject to disputes or litigation with clients over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. At December 31, 2019, $1 billion of our loans were tied to LIBOR.
The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2019, 2018 and 2017, the fair value of our investment securities portfolio was approximately $742 million, $664 million and $704 million, respectively. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital markets. These and other factors could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have an adverse effect on our business, results of operations and financial condition.
We could suffer material credit losses if we do not appropriately manage our credit risk.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. There is no assurance that our loan approval and credit risk monitoring procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, financial condition, and results of operations.
We have credit exposure to the energy industry.
We have credit exposure to the energy industry in each of our primary markets and across the United States. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil or gas prices or the failure of oil or gas prices to rise in the future, could adversely affect our business, financial condition, and results of operations. In addition to our direct exposure to energy loans, we also have indirect exposure to energy prices, as some of our non-energy clients’ businesses are directly affected by volatility within the oil and gas industry and energy prices and otherwise are dependent on energy-related businesses. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit, and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts, such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in markets with significant dependence on the energy industry, all of which could have an adverse effect on our business, financial condition and results of operations.

We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow.
As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the ‘‘CRE Concentration Guidance’’) with respect to a financial institution’s concentrations in CRE lending activities. This guidance was issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. This guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ CRE lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total capital and reserves; or (ii) total CRE loans as defined in the guidance, or Regulatory CRE, represent 300% or more of the institution’s total capital and reserves, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. The FDIC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
As of December 31, 2019, we had approximately $3 billion of commercial purpose loans which include general commercial, energy and CRE loans, representing approximately 72% of our gross loan portfolio. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.
Accordingly, a downturn in the real estate market or the general economy could heighten our risk related to commercial purpose loans, particularly CRE loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial purpose loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial purpose loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial purpose loans could have a material adverse impact on our financial condition and results of operations.
Because a portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
Adverse developments affecting real estate values, particularly in the markets in which we operate, could increase the credit risk associated with our real estate loan portfolio (both commercial real estate and owner occupied). Real estate values may experience periods of fluctuation, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance, which could adversely affect our business, financial condition and results of operations.

Our largest loan relationships make up a significant percentage of our total loan portfolio.
As of December 31, 2019, our 25 largest borrowing relationships ranged from approximately $34 million to $88 million (including unfunded commitments) and totaled approximately $1 billion in total commitments (representing, in the aggregate, 26% of our total outstanding commitments as of December 31, 2019). Our five largest borrowers, based on total commitments, accounted for 8% of total commitments as of December 31, 2019. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
A portion of our loan portfolio is comprised of participation and syndicated transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.
As of December 31, 2019, we had $99 million of purchased loan participations from other financial institutions and a combination of shared national credits and syndications purchased totaling $296 million. Although we historically have underwritten these loan participations and syndicated loans consistent with our general underwriting criteria, these loans may have a higher risk of loss than loans we originate and administer. With respect to loan participations in which we are not the lead lender and in syndicated transactions (including shared national credits) in which other lenders serve as the agent bank, we rely in part on the lead lender or the agent, as the case may be, to monitor the performance of the loan. Moreover, our decision regarding the classification of such a loan and loan loss provisions associated with such a loan is made in part based upon information provided by the lead lender or agent bank. A lead lender or agent bank also may not monitor such a loan in the same manner as we would for loans that we originate and administer. If our underwriting or monitoring of these loans is not sufficient, our nonperforming loans may increase and our earnings may decrease.
Our levels of nonperforming assets could increase, which would adversely affect our results of operations and financial condition, and could result in losses in the future.
As of December 31, 2019, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms) totaled $44 million and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $48 million. However, we can give no assurance that our nonperforming assets will continue to remain at low levels and we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways and returns on assets and equity, and in addition, our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss.
These nonperforming assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be distracting to the performance of their other responsibilities. If we were to experience increases in nonperforming assets, our net interest income may be negatively impacted as interest income is not recorded on our nonperforming assets and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as returns on assets and equity.
Our allowance may not be adequate to cover actual loan losses.
A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2019, our allowance as a percentage of total loans was 1.48% and our allowance as a percentage of nonperforming loans was 128.54%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.
In June 2016, the Financial Accounting Standards Board decided to change how banks estimate losses in the allowance calculation, and it issued ASU 2016-13, Financial Instruments-Credit Losses. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new Current Expected Credit Losses (‘‘CECL’’) model that will become effective for us, as an EGC, for the first interim and annual reporting periods beginning after December 15, 2022. Under the new CECL model, we will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.
Management is currently evaluating the impact of these changes to our financial position and results of operations. The allowance is a material estimate of ours, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date.
The small- to medium-sized businesses to whom we lend may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
Our business development and marketing strategies result in us serving the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact Kansas, Missouri, Oklahoma, Texas or the specific markets in these states in which we operate and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.
We rely on our senior management team and may have difficulty identifying, attracting and retaining necessary personnel, which may divert resources and limit our ability to execute our business strategy and successfully grow our business.
Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated personnel at every level. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. The loss of senior management without qualified successors who can execute our strategy could have an adverse impact on our business, financial condition and results of operations. In addition, we must successfully manage transition and replacement issues that may result from the departure or retirement of members of our management team. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incenting and retaining skilled personnel may continue to increase. We need to continue to identify, attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must identify, attract and retain qualified banking personnel to continue to grow our business. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. If we are unable to hire and retain qualified personnel or successfully address management succession issues, we may be unable to successfully execute our business strategy and manage our growth. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

We rely on short-term funding, which can be adversely affected by local and general economic conditions.
As of December 31, 2019, approximately $3 billion, or 68%, of our deposits consisted of demand, savings, money market, and transaction accounts (including negotiable order of withdrawal accounts). The approximately $1 billion remaining balance of deposits consisted of certificates of deposit, of which approximately $925 million, or 24% of our total deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and noninterest-bearing accounts are relatively stable sources of funds. Historically, a majority of nonbrokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these clients are, however, interest rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.
Our largest deposit relationships currently make up a significant percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.
At December 31, 2019, our 30 largest depositors accounted for 25% of our total deposits and our five largest depositors accounted for 11% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related client groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations.
Under applicable regulations, if the Bank were no longer ‘‘well-capitalized,’’ the Bank would not be able to accept brokered deposits without the approval of the FDIC and would be subject to a deposit rate cap, pursuant to which the Bank would be prohibited from paying in excess of 75 basis points above published national deposit rates unless the FDIC determined that the Bank’s local market rate was above the national rate. The imposition of a deposit rate cap may require the Bank to reduce its deposit rates, which would likely cause the loss of depositors.
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition.
Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. We have a concentration of large depositors which increases our liquidity risk.
The Bank’s primary funding source is client deposits. In addition, the Bank has historically had access to advances from the Federal Home Loan Bank, the Federal Reserve Bank of Kansas City, discount window and other wholesale sources, such as internet-sourced deposits and brokered deposits to fund operations. The Bank also acquires brokered deposits, internet subscription certificates of deposit, and reciprocal deposits through the Promontory Interfinancial Network (‘‘Promontory’’ or ‘‘the Promontory network’’). The reciprocal deposits include both the Certificate of Deposit Account Registry Service and Insured Cash Sweep program. The Bank is a member of the Promontory network which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250 thousand. Promontory allows institutions to break large deposits into smaller amounts and place them in a network of other Promontory institutions to ensure full FDIC insurance is gained on the entire deposit. Although the Bank has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through deposits, borrowings, the sale of loans, securities and other sources could have a substantial negative effect on liquidity.
Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory actions against us. The Bank’s ability to borrow or attract and retain deposits in the future could be adversely affected by the Bank’s financial condition or regulatory restrictions, or impaired by factors that are not specific to it, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of loan and securities collateral and counterparties could adjust discount rates applied to such collateral at the lender’s discretion.
The FRB or FHLB could restrict or limit the Bank’s access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of fed funds. Liquidity also may be affected by the Bank’s unfunded commitments to extend credit. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences.
Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations, and could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.
Our historical growth rate and performance may not be indicative of our future growth or financial results and our ability to continue to grow is dependent upon our ability to effectively manage the increases in scale of our operations.
We may not be able to sustain our historical rate of growth or grow our business at all. We have benefited from the recent low interest rate environment, which has provided us with better net interest margins which we use to grow our business. Higher rates may compress our margins and may impact our ability to grow. Additionally, we may not be able to maintain historical levels of expenses. As a public company, we expect that we will incur additional expenses, commit significant resources, hire additional staff and provide additional management oversight for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support growth. Consequently, our historical results of operations will not necessarily be indicative of our future operations.
We have historically experienced rapid growth and our continuing business strategy focuses upon continuing such rapid growth. Our ability to succeed in this environment of rapid growth is dependent upon our ability to scale our operations, including various internal processes.
We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
Our business strategy calls for continued growth.We may need to raise additional capital in the future to support our continued growth and to maintain our required regulatory capital levels. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital, and we would have to compete with those institutions for investors. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our growth may be constrained if we are unable to raise additional capital as needed. Furthermore, if we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.
We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.
Competition in the banking industry generally, and in our primary markets specifically, is intense. Competitors include banks as well as other financial services providers, such as savings and loan institutions, brokerage firms, credit unions, mortgage banks, and other financial intermediaries. In particular, our competitors include larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, achieve larger economies of scale, offer a wider array of banking services, make larger investments in technologies needed to attract and retain clients, and conduct extensive promotional and advertising campaigns. If we are unable to offer competitive products and services as quickly as our larger competitors, our business may be negatively affected.
Additionally, we may be disproportionately affected by the continually increasing costs of compliance with new banking and other regulations. Banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader client base than us. Larger competitors may also be able to offer better lending and deposit rates to clients, and could increase their competition as we become a public company and our growth becomes more visible. If our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate markets since they often have a broader geographic area and their loan portfolio is often more diversified.
We face growing competition from so-called ‘‘online businesses’’ with few or no physical locations, including financial technology companies, online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as ‘‘disintermediation,’’ could result in the loss of fee income, as well as the loss of client deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, results of operations and financial condition.
We also compete against community banks, credit unions and nonbank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small- to medium-sized businesses that we target. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.
Many of our clients also hold equity interests in us and to the extent such clients determine to cease their ownership relationship with us, they may also decide to limit or terminate their client relationship with us.
Many of our clients also hold equity interests in us. To the extent such clients determine to cease their equity ownership relationship with us, they may also decide to limit or terminate their client relationship with us. Our client relationships may decrease if our clients reduce their ownership positions.
Our risk management framework may not be effective in mitigating risks or losses to us, and we may incur losses due to ineffective risk management processes and strategies.
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including credit, market, liquidity, interest rate, operational, reputation, business, and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.
We are required to make significant judgments, assumptions and estimates in the preparation of our financial statements and our judgments, assumptions and estimates may not be accurate.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider ‘‘critical’’ because they require judgments, assumptions, and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions, and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies.
In particular, we will be required to certify our compliance with Section 404(a) of the Sarbanes-Oxley Act beginning with our next annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an EGC and elect additional transitional relief available to EGCs, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that annual report on Form 10-K.
We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.
Failure to keep pace with technological change could adversely affect our business.
Advances and changes in technology could significantly affect our business, financial condition, results of operations, and future prospects. We face many challenges, including the increased demand for providing clients access to their accounts and the systems to perform banking transactions electronically. Our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis to meet these demands.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our clients.
Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse impact on our business, financial condition, results of operations or cash flows. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to cybersecurity risks and potential security breaches associated with our internet-based systems and online commerce security, and therefore we may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents and we may experience harm to our reputation and liability exposure from security breaches.
We conduct a portion of our business over the Internet. We rely heavily upon data processing, including loan servicing and deposit processing, software, communications and information systems from a number of third parties to conduct our business. In addition, our business involves the storage and transmission of clients’ proprietary information and security breaches could expose us to a risk of loss or misuse of such information, litigation and potential liability.
In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients and other third parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber attacks can cause significant increases in operating costs, including the costs of compensating clients for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems. Additionally, we provide international wire transfer and other international services, which subject us to associated risks, including risks of increased difficulties recovering transferred funds in the event of fraud or otherwise.

Third-party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events; furthermore, we could be subjected to an unauthorized takeover of one or more of our corporate accounts and subjected to unauthorized transfers. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access, and other unforeseen events. Undiscovered data corruption could render our client information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe we are in compliance with all applicable privacy and data security laws, an incident could put our client confidential information at risk.
We have been the target of data and cyber security attacks and may experience attacks in the future. While we have not experienced a material cyber-incident or security breach that has been successful in compromising our data or systems to date, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. Although we monitor and modify, as necessary, our protective measures in response to the perpetual evolution of known cyber-threats and devote significant resources to maintain, regularly update and backup our systems and processes that are designed to protect the security of our systems, we may not be able to anticipate, or effectively implement preventative measures against, all cyber attacks.
A breach in the security of any of our information systems, or other cyber-incident, could have an adverse impact on, among other things, our revenue, ability to attract and maintain clients and our reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection or related to remediation. Furthermore, our clients could incorrectly blame us and terminate their account with us for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability, all of which could have a material adverse effect on our business, financial condition and results of operations.
We rely on client, counterparty and third-party information, which subjects us to risks if that information is not accurate or is incomplete.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the client information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all client information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.
We are subject to certain operating risks related to employee error and client, employee and third party misconduct, which could harm our reputation and business.
Employee error or employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, it could have a material adverse effect on our business, financial condition and results of operations.

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses.
As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, clients and other third parties targeting us and our clients or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud. In addition, we may be required to make significant capital expenditures in order to modify and enhance our protective measures or to investigate and remediate fraudulent activity. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, the occurrence of fraudulent activity could damage our reputation, disrupt our business, increase our costs and cause losses in the future.
Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
We depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, loan and deposit processing, and other processing services from third-party service providers. If these third-party service providers experience financial, operational or technological difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.
We follow a relationship-based operating model and negative public opinion could damage our reputation and adversely impact our earnings.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.
If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.
We rely on a combination of copyright, trademark, trade secret laws, and confidentiality provisions to establish and protect our intellectual property rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm.
We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors, may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful.
The loss of intellectual property protection or the inability to obtain rights with respect to third party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

We may be exposed to risk of environmental liabilities or failure to comply with regulatory requirements with respect to properties to which we take title.
In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These properties may also be subject to various other federal, state or local regulatory requirements, such as the Americans with Disabilities Act. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant expenditures.
If we ever become subject to significant environmental liabilities or costs or fail to comply with regulatory requirements with respect to these properties, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. The ultimate judgments or settlements in any litigation or investigation could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
Financial counterparties expose the Company to risks.
We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions and engage in other activities with financial counterparties that are customary to our industry. Many of these transactions expose us to counterparty credit, liquidity and/or reputational risk in the event of default by the counterparty, or negative publicity or public complaints, whether real or perceived, about one or more financial counterparties, or the financial services industry in general. Although we seek to manage these risks through internal controls and procedures, we may experience loss or interruption of business, damage to our reputation, or incur additional costs or liabilities as a result of unforeseen events with these counterparties. Any financial cost, liability or reputational damage could have a material adverse effect on our business, which in turn, could have a material adverse effect on our financial condition and results of operations.
Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.
Severe weather, including tornadoes, droughts, hailstorms and other natural disasters, pandemics, such as the recent outbreak of the coronavirus, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our markets could be disrupted by both the evacuation of large portions of the population as well as damage or lack of access to our banking and operation facilities. While we have not experienced such an event to date, other severe weather or natural disasters, pandemics, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Regulatory Environment
We are subject to extensive regulation, which increases the cost and expense of compliance and could limit or restrict our activities, which in turn may adversely impact our earnings and ability to grow.
We operate in a highly regulated environment and are subject to regulation, supervision and examination by a number of governmental regulatory agencies, including, with respect to the Bank, the FDIC and the OSBCK and, with respect to the Company, the Federal Reserve. Regulations adopted by these agencies, which are generally intended to provide protection for depositors, clients and the DIF, rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Following examinations, we may be required, among other things, to change our asset valuations or the amounts of required loan loss allowances or to restrict our operations, as well as increase our capital levels, which could adversely affect our results of operations.
The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the time frame that is expected, or at all, which could result in additional uncertainty for our business.
We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients.
Current and past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. For example, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
President Donald Trump issued an executive order directing the review of existing financial regulations. The Trump administration has also indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. Certain aspects of current or proposed regulatory or legislative changes, including laws applicable to the financial industry and federal and state taxation, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations.
In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business. The Tax Cuts and Jobs Act of 2017 (‘‘2017 Tax Act’’), enacted in the fourth quarter of 2017, may impact the profitability of our business activities, require more oversight or change certain of our business practices, and could expose us to additional costs, including increased compliance costs. The 2017 Tax Act could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth.
Many of our new activities and growth plans require regulatory approvals, and failure to obtain them may restrict our growth.
As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal and state regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal and state banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.
The Federal Reserve may require the Company to commit capital resources to support the Bank.
As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the ‘‘source of strength’’ doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, even if the Company would not ordinarily do so and even if such contribution is to its detriment or the detriment of its stockholders. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank.
Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the bank holding company’s general unsecured creditors, including the holders of its indebtedness. Thus, any borrowing that must be incurred by the Company in order to make a required capital injection to the Bank becomes more difficult and expensive and will adversely impact our financial condition, results of operations and future prospects.
The Financial Institutions Reform Recovery and Enforcement Act of 1989 (‘‘FIRREA’’) grants the FDIC broad authority to charge off any losses caused by a failing bank subsidiary to the capital of a non-failing affiliated bank. Moreover, any bank operating under the Company’s common control could be required by the FDIC to contribute capital to a failing affiliate bank within the Company’s control group. This is known as FIRREA’s ‘‘cross-guarantee’’ provision. The Company currently has one bank subsidiary.
The Company and the Bank are subject to stringent capital requirements that may limit our operations and potential growth.
The Company and the Bank are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.
In order to be a ‘‘well-capitalized’’ depository institution under prompt corrective action standards (but without taking into account the capital conservation buffer requirement described below), a bank must maintain a CET1 risk-based capital ratio of 6.5% or more, a tier 1 risk-based capital ratio of 8.0% or more, a total risk-based capital ratio of 10.0% or more and a leverage ratio of 5.0% or more (and is not subject to any order or written directive specifying any higher capital ratio). The failure to meet the established capital requirements under the prompt corrective action framework could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating the Bank’s FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. In addition, an inability to meet the capital requirements under the Basel III would prevent us from being able to pay certain discretionary bonuses to our executive officers and dividends to our stockholders. Due to the completed phase-in of a capital conservation buffer requirement, the Company and the Bank must effectively maintain a CET1 capital ratio of 7.0% or more, a tier 1 risk-based capital ratio of 8.5% or more, a total risk-based capital ratio of 10.5% or more and, for the Bank, a leverage ratio of 5.0% or more and for the Company, a leverage ratio of 4.0% or more. Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments and other factors will decrease our capital, thereby reducing the level of the applicable ratios.
Our failure to remain well-capitalized for bank regulatory purposes could affect client and investor confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, our ability to make acquisitions, and our business, results of operations and financial condition. If we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted. If we were restricted in the amount of interest that we could pay on our deposits, we could fail to maintain levels of deposits consistent with our business plan.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
Our deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Bank regulatory agencies periodically examine our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.
Our regulators periodically examine our business, including our compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we were, or our management was, in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin ‘‘unsafe or unsound’’ practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties against us, our officers or directors, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s FDIC deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.
Monetary policy and other economic factors could affect our profitability adversely.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We face a risk of noncompliance and enforcement action with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The BSA, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice (‘‘DOJ’’), the Drug Enforcement Administration and the IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC, which involve sanctions for dealing with certain persons or countries. If our policies, procedures and systems are deemed deficient, or if the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Although, as of the date of this prospectus, we have not been subject to any fines or penalties, and we believe we have not suffered any material business or reputational harm, as a result of violations of anti-money laundering laws and regulations, there is no assurance that we will not be subject to such fines, penalties or losses or harm in the future.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to ‘‘opt out’’ of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators, states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of client or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.
Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
We face increased risk under the terms of the CRA as we accept additional deposits in new geographic markets.
Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as ‘‘Outstanding,’’ ‘‘Satisfactory,’’ ‘‘Needs to Improve’’ or ‘‘Substantial Noncompliance.’’ The Bank had a CRA rating of ‘‘Satisfactory’’ as of its most recent CRA assessment. The regulatory agency’s assessment of an institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. As we accept additional deposits in new geographic markets, we will be required to maintain an acceptable CRA rating, which may be difficult.

We are subject to certain restrictions related to interstate banking and branching, including restrictions on interstate deposits.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the ‘‘Interstate Act’’), together with the Dodd-Frank Act, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. As discussed in this Annual Report on Form 10-K, the Bank operates branches in Missouri, Oklahoma and Texas, in addition to its home state of Kansas. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production, and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition, the purpose of which is to ensure that interstate branches do not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.
The prohibition on establishing interstate branches for the purpose of deposit production, and the corresponding regulatory loan-to-deposit restrictions, could limit our ability to establish branches outside Kansas. We believe that the Bank’s operations in Missouri, Oklahoma and Texas are in compliance with the Interstate Act and that the Bank is reasonably helping to meet the credit needs of the communities served by the Bank’s branches in such states. If, however, the FDIC were to determine that the Bank is not reasonably helping to meet the credit needs of the communities served by the Bank’s branches in such states or the Bank otherwise fails to satisfy the requirements of the Interstate Act, then the FDIC could require the Bank’s branches to be closed in such states or not permit the Bank to open new branches in such states.
We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act (‘‘ECOA’’) and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The DOJ, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our compliance with fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, restrictions on expansion activity and restrictions on entering new business lines, which could negatively impact our reputation, business, financial condition and results of operations.
We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.
Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994 prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in the U.S. Home Ownership and Equity Protection Act of 1994 (‘‘HOEPA.’’) In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as ‘‘high-cost’’ loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.
Regulatory agencies and consumer advocacy groups have asserted claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.
Anti-discrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, have taken the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals).
These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, have focused greater attention on ‘‘disparate impact’’ claims. The U.S. Supreme Court has confirmed that the ‘‘disparate impact’’ theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs may continue to apply it to both the Fair Housing Act and ECOA in the context of mortgage lending and servicing. To the extent that the ‘‘disparate impact’’ theory continues to apply, we are faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.
In addition to reputational harm, violations of the ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees, and civil money penalties.
Risks Related to Our Common Stock
The price of our common stock could fluctuate.
The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly or annual results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry generally;

•	conditions in the banking industry such as credit quality and monetary policies;

•	perceptions in the marketplace regarding us or our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	domestic and international economic factors unrelated to our performance;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.
In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and be a distraction to management.
Kansas law and the provisions of our articles of incorporation and bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.
Kansas corporate law and provisions of our articles of incorporation and our bylaws could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our stockholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our articles of incorporation and bylaws and other statutory and regulatory provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.
Future equity issuances could result in dilution, which could cause the price of our shares of common stock to decline.
We are generally not restricted from issuing additional shares of stock, up to the 200,000,000 shares of voting common stock and 5,000,000 shares of preferred stock authorized in our articles of incorporation. In addition, we may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to issue additional shares of our common stock, or securities convertible into shares of our common stock, for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock.
Our articles of incorporation authorize us to issue up to 5,000,000 shares of one or more series of preferred stock. Our Board of Directors has the power to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, conversion rights, preferences over our voting common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.
Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, and other factors deemed relevant by our Board of Directors. If declared, dividends will be payable to the holders of shares of our common stock on a pro rata basis in accordance with their shares held. If preferred shares are issued, such shares may be entitled to priority over the common shares as to dividends. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common stockholders. Other than the stock dividend provided to our stockholders pursuant to our recent two-for-one stock split, we have no history of paying dividends to holders of our common stock.
The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The Federal Reserve is authorized to determine under certain circumstances related to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. If required payments on our debt obligations are not made, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.
We are a bank holding company and our only source of cash, other than further issuances of securities, is distributions from our wholly-owned subsidiaries.
We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, would be dividends received from our wholly-owned subsidiaries. Furthermore, our wholly-owned subsidiaries are not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of our wholly-owned subsidiaries and various business considerations. As is the case with all financial institutions, the profitability of our wholly-owned subsidiaries is subject to the fluctuating cost and availability of money, changes in interest rates and economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that our wholly-owned subsidiaries may pay to the Company without regulatory approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters is located at 11440 Tomahawk Creek Parkway, Leawood, Kansas. Including our headquarters building, we operate seven full-service banking centers located in: Leawood, Kansas; Wichita, Kansas; Kansas City, Missouri; Oklahoma City, Oklahoma; Tulsa, Oklahoma and Dallas, Texas. We established a new lease in Frisco, Texas in the first quarter of 2020. We own our headquarters building, our banking centers in Wichita, Kansas, and Oklahoma City, Oklahoma and we lease the remainder of our locations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management does not believe any present litigation or the resolution thereof will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers and the executive officers of the Bank, including their names, ages and positions:

Name	Age as of March 1, 2020	Position(s)
George F. Jones, Jr.	75	President and Chief Executive Officer of the Company
David O’Toole	69	Chief Financial Officer and Chief Investment Officer of the Company and Chief Financial Officer of the Bank
Mike Maddox	50	President and Chief Executive Officer of the Bank
W. Randall Rapp	55	Chief Credit Officer of the Bank
Amy Fauss	52	Chief Operating Officer of the Bank
Tom Robinson	61	Chief Risk Officer of the Company
Aisha Reynolds	43	General Counsel and Corporate Secretary of the Company and the Bank
George F. Jones, Jr.—Director of the Company and of the Bank; President and Chief Executive Officer of the Company. Mr. Jones has served as President and Chief Executive Officer of the Company since May 2018. Mr. Jones joined the Company as Vice-Chairman in May 2016, after retiring from Texas Capital Bank, N.A. at the end of 2013, and served as Vice-Chairman of the Company until May 2018. Mr. Jones has over 40 years of experience in the banking industry. Mr. Jones was a founding executive of Texas Capital Bancshares, Inc., a bank holding company, and served as President of Texas Capital Bancshares, Inc. from 2007 until 2013 and Chief Executive Officer from 2007 until 2013. Mr. Jones served as the Chief Executive Officer of Texas Capital Bank, N.A. from its inception in December 1998 until 2013 and served as President of Texas Capital Bank, N.A. from December 1998 to October 2008. Mr. Jones previously held key management roles with Texas American Bank, Dallas, as president & Chief Executive Officer (‘‘CEO’’) and vice president and manager of financial institutions with Mercantile National Bank, Dallas. Mr. Jones is a graduate of the University of North Texas with a degree in Business Administration and of the Graduate School of Banking at Southern Methodist University. Mr. Jones served on the board of the Federal Reserve Bank of Dallas and was a member of the Audit Committee. Mr. Jones has served on the board of CrossFirst Bank since 2016. He also serves on the board of directors and as chairman of the Audit Committee and Compensation Committee of Caliber Home Loans, Inc., Dallas, Texas. Mr. Jones was selected to serve on our Board of Directors because of his significant banking leadership experience. Mr. Jones’ employment agreement also grants him a right to be appointed as a director of the Company.
David L. O’Toole—Director of the Company and of the Bank; Chief Financial Officer and Chief Investment Officer of the Company; Chief Financial Officer of the Bank. Mr. O’Toole has served as Chief Financial Officer of the Company and the Bank since 2008 and Chief Investment Officer of the Company since 2009. In addition to his roles with the Company and the Bank, Mr. O’Toole has served as President of CrossFirst Investments, Inc. since 2010. Mr. O’Toole previously served as President for CrossFirst Advisors from 2008 until 2016. Mr. O’Toole was a co-founder of a bank consulting and accounting firm that grew in national prominence and served more than 500 financial institutions. He was Managing Partner of the company for approximately ten years and led the firm’s M&A practice where he was involved with nearly 100 bank purchase or sale transactions. Mr. O’Toole graduated from Fort Hays State University in 1973, and is a former member of the Kansas City Chapter of the Association for Corporate Growth and The Executive Committee KC. He has served on numerous boards of directors of banks and private companies, including the Continental Airlines, Inc. travel agency advisory board. Mr. O’Toole has served on the board of CrossFirst Bank since 2007. Mr. O’Toole’s current board positions include the Company, the Bank and The Ali Kemp Educational (“T.A.K.E.”) Foundation. Mr. O’Toole was selected to serve on our Board of Directors because of his significant experience in accounting, finance, banking and general business. Mr. O’Toole’s employment agreement also grants him a right to be appointed as a director of the Company and the Bank.
Mike Maddox—Director of the Company and of the Bank; President and Chief Executive Officer of the Bank. Mr. Maddox has served as President and Chief Executive Officer of the Bank since November 28, 2008. Prior to joining the Bank, he was a Regional President for Intrust Bank. In this role, he managed the bank’s operations in Northeast Kansas. Mr. Maddox has over 18 years of banking experience. Mr. Maddox attended the University of Kansas from which he received a business degree in 1991 and a law degree in 1994. While at KU, Mr. Maddox was a four-year basketball letterman and a member of the KU team that won the National Championship in 1988. Mr. Maddox completed the Graduate School of Banking at the University of Wisconsin - Madison in 2003. Mr. Maddox is a member of the Economic Development Board of Johnson County. He also serves on the Kansas City Civic Council. He has served on the board of CrossFirst Bank since 2008. Mr. Maddox was selected to serve on our Board of Directors because of his significant banking leadership experience. Mr. Maddox’s employment agreement also grants him a right to be appointed as a director of the Company and the Bank.

W. Randall Rapp—Chief Credit Officer of the Bank. Mr. Rapp has served as the Chief Credit Officer of the Bank since April 2019. Prior to joining the Bank, Mr. Rapp held various positions at Texas Capital Bank, N.A. from March 2000 until March 2019, including serving as Executive Vice President and Chief Credit Officer from May 2015 until March 2019, and as a Senior Credit Officer from 2013 until May 2015. He has more than 30 years of experience in credit and banking. Mr. Rapp holds a BBA in Accounting from The University of Texas at Austin and an MBA in Finance from Texas Christian University. He is also a licensed CPA.
Amy Fauss—Chief Operating Officer of the Bank. Ms. Fauss is an accomplished banking professional with more than twenty years of experience in operations. She has served as the Chief Operating Officer of the Bank since December 2009. She previously served as Executive Vice President and Chief Operating Officer of Solutions Bank, where she directed all aspects of daily operations. Her experience also includes senior management positions at Hillcrest Bank and Citizens-Jackson County Bank. Ms. Fauss holds a Bachelor of Science degree in Finance from Central Missouri State University and an MBA from University of Missouri – Kansas City. She has also completed the Graduate School of Banking at the University of Wisconsin - Madison.
Tom Robinson—Chief Risk Officer of the Company. Mr. Robinson has served as the Chief Risk Officer of the Company since January 2019. Mr. Robinson served as the Chief Credit Officer of the Bank from December 2011 until March 2019. He has more than thirty years of experience in credit and banking. Prior to joining the Bank in December 2011, Mr. Robinson served as the Chief Lending Officer for Morrill & Janes Bank and Trust Company, a unit of Morrill Bancshares, Inc. Mr. Robinson holds a Bachelor of Science degree in Finance and Economics from Iowa State University. He completed the Executive Education Program in Leadership Development at the University of Virginia Darden Graduate School of Business Administration and is a graduate of the Graduate School of Banking at Colorado University – Boulder.
Aisha Reynolds—General Counsel and Corporate Secretary of the Company and the Bank. Ms. Reynolds has served as General Counsel and Corporate Secretary of the Company since August 2018. Prior to joining the Company, she was Vice President, Securities and Governance for DST Systems, Inc., a global provider of technology-based information processing and servicing solutions, from August 2015 through June 2018. She served as Commercial Counsel for Compass Minerals International, Inc., a minerals provider, from August 2014 through August 2015. Ms. Reynolds served as Counsel – Securities and Finance for Sprint Corporation, a telecommunications company, from September 2010 through August 2014. Prior to joining Sprint, Ms. Reynolds was an associate at the law firm of Stinson LLP. She received her law degree from Washington University in St. Louis.
Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CFB’’ with 927 holders of record at December 31, 2019.
Use of Proceeds
On August 14, 2019, our Registration Statement on Form S-1 (File No. 333-232704) was declared effective by the SEC for our initial public offering ("IPO") pursuant to which we sold an aggregate of 6,594,362 shares of our common stock at a price to the public of $14.50 per share. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 15, 2019 pursuant to Rule 424(b).
Stock Performance
Our book value per share for the periods indicated were:

	As of December 31,
	2019	2018	2017	2016	2015
Book value per share	$11.58	$10.21	$8.38	$7.34	$6.61
The following table shows the price per share of the Company’s common stock since our IPO:

	Price per Share in 2019
	High	Low
Stock Price	$15.50	$11.11

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock from August 15, 2019 (the date that our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019 compared to an overall stock market index (Russell 2000 Index) and two peer group indices (KBW Nasdaq Regional Banking Index and SNL U.S. Bank $5 billion to $10 billion Index) for the same period. The indices are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on August 15, 2019. The performance graph represents past performance and should not be considered to be an indication of future performance.

	August 15, 2019	December 31, 2019
CrossFirst Bankshares, Inc.	$100.00	$99.45
Russell 2000 Index	$100.00	$114.85
KBW Nasdaq Regional Banking Index	$100.00	$116.94
SNL U.S. Bank $5 billion to $10 billion Index	$100.00	$118.57
The performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed "soliciting material" or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate such information by reference into such a filing.
Dividends
We have not declared or paid any cash dividends on our common stock and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. Instead, we anticipate that our earnings in the foreseeable future will be retained to support our operations and finance the growth and development of our business. Any future determination to pay dividends on our common stock will be made by our Board of Directors and will depend upon our results of operations, our financial condition, capital requirements, general economic conditions, regulatory and contractual restrictions, our business strategy, our ability to service any equity or debt obligations senior to our common stock and other factors that our Board of Directors deems relevant. We are not obligated to pay dividends on our common stock and are subject to restrictions on paying dividends on our common stock.
Our principal source of funds to pay dividends on our common stock would be dividends received from our wholly-owned subsidiaries. Furthermore, our wholly-owned subsidiaries are not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of our wholly-owned subsidiaries and various business considerations. As is the case with all financial institutions, the profitability of our wholly-owned subsidiaries is subject to the fluctuating cost and availability of money, changes in interest rates and economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that our wholly-owned subsidiaries may pay to the Company without regulatory approval.

Sale of Unregistered Securities
During the year ended December 31, 2019 and prior to September 13, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold an aggregate of 17,648 shares of our common stock to current employees at a weighted average exercise price of $17.00 per share pursuant to our partner share purchase program for aggregate cash consideration of $300 thousand. The shares were issued pursuant to an exemption under Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, to information about us.
During the year ended December 31, 2019 and prior to September 13, 2019 (the date of the filing of our registration statement on Form S-8), we granted 94,157 Stock Settled Appreciation Rights (‘‘SSARs’’) under our 2018 Equity Incentive Plan at a weighted average exercise price of $15.13 per unit. The SSARs vest in seven equal annual installments commencing on the first anniversary of the grant date and expire in 10 years.
In addition, during the year ended December 31, 2019 and prior to September 13, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees an aggregate of 21,723 shares of common stock upon the exercise of SSARs issued under our 2018 Equity Incentive Plan at a weighted average exercise price of $7.15 and a $14.18 weighted average common stock price of the underlying security. The Company withheld an aggregate of 9,725 shares of common stock subject to such SSARs for payment of the exercise price and satisfaction of the aggregate tax withholding obligations in connection with the exercises of certain of those SSARs.
During the year ended December 31, 2019 and prior to September 13, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees an aggregate of 14,530 shares of common stock upon the vesting of Restricted Stock Units (‘‘RSUs’’) issued under our 2018 Equity Incentive Plan at a $17.00 price of the underlying security. The Company withheld an aggregate of 5,470 shares of common stock subject to such RSUs for payment of the exercise price and satisfaction of the aggregate tax withholding obligations in connection with the vesting of those RSUs.
The SSARs, RSUs and the common stock issuable upon the exercise of such SSARs were issued under the 2018 Equity Incentive Plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, to information about us.
During the year ended December 31, 2019 and prior to September 13, 2019, we issued and sold an aggregate of 45,203 shares of common stock to current employees at a weighted average common stock price of $12.11 per share under our Employee Stock Purchase Plan for aggregate cash consideration of $547 thousand. The shares were issued pursuant to an exemption under Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, to information about us.
During the year ended December 31, 2019 and prior to September 13, 2019, we issued and sold an aggregate of 194,000 shares of common stock to investors who held 194,000 warrants at an exercise price of $5.00 per share for aggregate cash consideration of $970 thousand.  The shares were issued only to accredited investors and were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA
On December 21, 2018, we effected a two-for-one split of our common stock in the form of a stock dividend, whereby each holder of our common stock received one additional share of common stock for each share owned as of the record date of December 19, 2018. The effect of the stock dividend on outstanding shares and per share figures has been retroactively applied to all periods presented in this Form 10-K.
You should read the following financial data in conjunction with the other information contained in this 10-K, including under ‘‘Risk Factors,’’ ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures,’’ ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in the financial statements and related notes included elsewhere in this 10-K.

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$216,218	$156,880	$97,816	$69,069	$54,116
Interest expense	74,774	46,512	22,998	15,016	11,849
Net interest income	141,444	110,368	74,818	54,053	42,267
Provision for loan losses	29,900	13,500	12,000	6,500	5,975
Noninterest income	8,715	6,083	3,679	3,407	2,365
Noninterest expense	87,648	85,755	62,089	40,587	30,562
Income before taxes	32,611	17,196	4,408	10,373	8,095
Income tax expense (benefit)	4,138	(2,394)	(1,441)	62	626
Net income	28,473	19,590	5,849	10,311	7,469
Preferred stock dividends	175	2,100	2,100	2,100	2,066
Net income available to common stockholders	28,298	17,490	3,749	8,211	5,403
Non-GAAP core operating income(1)	$27,427	$19,940	$9,716	$10,311	$7,469
Balance Sheet Data:
Cash and cash equivalents	$187,320	$216,541	$130,820	$155,972	$79,418
Available-for-sale securities	741,634	663,678	703,581	593,012	460,542
Gross loans (net of unearned income)	3,852,244	3,060,747	1,996,029	1,296,886	992,726
Allowance for loan losses	56,896	37,826	26,091	20,786	15,526
Goodwill and other intangibles	7,694	7,796	7,897	7,998	8,100
Total assets	4,931,233	4,107,215	2,961,118	2,133,106	1,574,346
Noninterest-bearing deposits	521,826	484,284	290,906	198,088	123,430
Total deposits	3,923,759	3,208,097	2,303,364	1,694,301	1,294,812
Borrowings and repurchase agreements	373,664	388,391	357,837	216,709	112,430
Preferred stock, liquidation value	—	30,000	30,000	30,000	30,000
Total stockholders’ equity	$601,644	$490,336	$287,147	$214,837	$160,004
Share and Per Share Data:
Basic earnings per share	$0.59	$0.48	$0.12	$0.39	$0.29
Diluted earnings per share	0.58	0.47	0.12	0.39	0.28
Book value per share	11.58	10.21	8.38	7.34	6.61
Tangible book value per share(2)	$11.43	$10.04	$8.12	$7.02	$6.20
Weighted average common shares outstanding - basic	47,679,184	36,422,612	30,086,530	20,820,784	18,640,678
Weighted average common shares outstanding - diluted	48,576,135	37,492,567	30,963,424	21,305,874	19,378,290
Shares outstanding at end of period	51,969,203	45,074,322	30,686,256	25,194,872	19,661,718

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected Ratios:
Return on average assets	0.63%	0.56%	0.24%	0.56%	0.53%
Non-GAAP core operating return on average assets(3)	0.61	0.57	0.40	0.56	0.53
Return on average common equity	5.38	5.34	1.53	5.51	4.60
Non-GAAP core operating return on average common equity(4)	5.18	5.45	3.11	5.51	4.60
Yield on earning assets - tax equivalent(5)	5.04	4.77	4.37	4.08	4.14
Yield on securities - tax equivalent(5)	3.35	3.62	3.85	3.63	3.72
Yield on loans	5.52	5.34	4.89	4.60	4.62
Cost of funds	1.90	1.49	1.06	0.91	0.94
Cost of interest-bearing deposits	2.21	1.71	1.12	0.96	1.01
Cost of total deposits	1.89	1.44	0.99	0.87	0.91
Net interest margin - tax equivalent(5)	3.31	3.39	3.40	3.24	3.27
Noninterest expense to average assets	1.95	2.45	2.53	2.21	2.17
Efficiency ratio(6)	58.37	73.64	79.10	70.64	68.48
Non-GAAP core operating efficiency ratio - tax equivalent(7)	57.25	67.68	72.33	66.04	64.66
Noninterest-bearing deposits to total deposits	13.30	15.10	12.63	11.69	9.53
Loans to deposits	98.18%	95.41%	86.66%	76.54%	76.67%
Credit Quality Ratios:
Allowance for loan losses to total loans	1.48%	1.23%	1.30%	1.60%	1.56%
Nonperforming assets to total assets	0.97	0.43	0.18	0.20	0.08
Nonperforming loans to total loans	1.15	0.58	0.27	0.33	0.12
Allowance for loan losses to nonperforming loans	128.54	212.30	481.68	493.14	1,336.38
Net charge-offs to average loans	0.31	0.07	0.44	0.11	0.04
Loans 30 - 89 days past due to loans	0.18	0.12	0.90	0.36	0.02
Classified loans / (total capital + ALLL)	13.20%	19.21%	13.25%	18.92%	20.51%

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Capital Ratios:
Total stockholders’ equity to total assets	12.20%	11.94%	9.70%	10.07%	10.16%
Tier 1 leverage ratio	12.06	12.43	9.71	10.48	9.72
Common equity tier 1 capital ratio	12.20	11.75	8.62	9.78	8.50
Tier 1 risk-based capital ratio	12.22	12.53	9.70	11.38	10.70
Total risk-based capital ratio	13.43%	13.51%	10.65%	12.51%	11.82%
(1) We calculate ‘‘non-GAAP core operating income’’ as net income adjusted to remove non-recurring or non-core income and expense items related to restructuring charges associated with our CEO transition, impairment charges associated with two buildings that were held-for-sale, state tax credits and a one-time charge to income related to the 2017 Tax Act. Non-GAAP core operating income is a non-GAAP financial measure. The most directly comparable measure under GAAP is net income. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(2) We calculate ‘‘tangible book value per share’’ as total stockholders’ equity less goodwill and intangible assets and preferred stock divided by the number of outstanding shares of our common stock at the end of the relevant period. Tangible book value per share is a non-GAAP financial measure. The most directly comparable GAAP measure is book value per share. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(3) We calculate ‘‘non-GAAP core operating return on average assets’’ as non-GAAP core operating income (defined above) divided by average assets. Non-GAAP core operating return on average assets is a non-GAAP financial measure. The most directly comparable GAAP financial measure is return on average assets. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(4) We calculate ‘‘non-GAAP core operating return on average common equity’’ as non-GAAP core operating income (defined above) less preferred dividends divided by average common equity. Non-GAAP core operating return on average common equity is a non-GAAP financial measure. The most directly comparable GAAP financial measure is return on average common equity. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

(5) Tax-exempt income is calculated on a tax equivalent basis. Tax-exempt income includes municipal securities, which are exempt from federal taxation. A tax rate of 21% is used for fiscal year 2018 and 2019 and a tax rate of 35% is used for fiscal years 2017 and prior.

(6) We calculate efficiency ratio as noninterest expense divided by the sum of net interest income and noninterest income.
(7) We calculate ‘‘non-GAAP core operating efficiency ratio - tax-equivalent’’ as noninterest expense adjusted to remove non-recurring noninterest expenses as defined under non-GAAP core operating income divided by the sum of net interest income on a tax equivalent basis and noninterest income adjusted to remove non-recurring noninterest income as defined under non-GAAP core operating income. Non-GAAP core operating efficiency ratio - tax equivalent is a non-GAAP financial measure. The most directly comparable GAAP financial measure is the efficiency ratio. See ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures’’ for a reconciliation of this measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
This section includes a discussion on the financial condition and results of operations of CrossFirst Bankshares, Inc. and its subsidiaries for the past three years. Tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. You should read the following financial data in conjunction with the other information contained in this 10-K, including under ‘‘Risk Factors,’’ ‘‘GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures,’’ and in the financial statements and related notes included elsewhere in this 10-K. The page locations of specific sections that we refer to are presented in the table of contents to this section.
Our Company
CrossFirst Bankshares, Inc., a Kansas corporation and registered bank holding company, is the holding company for CrossFirst Bank. The Company was initially formed as a limited liability company, CrossFirst Holdings, LLC, on September 1, 2008 to become the holding company for the Bank and converted to a corporation in 2017. The Bank was established as a Kansas state-chartered bank in 2007 and provides a full suite of financial services to businesses, business owners, professionals and their personal networks throughout our five primary markets located in Kansas, Missouri, Oklahoma and Texas.
Growth History
Since opening our first branch in 2007, we have grown organically primarily by establishing seven offices, attracting new clients and expanding our relationships with existing clients, as well as through two strategic acquisitions.
The data below presents the growth of key areas of our business for the past five years and the related compound annual growth rate:

	2015 to 2019	As of December 31,
	Compound Annual Growth Rate	2019	2018	2017	2016	2015
	(Dollars in thousands)
Available-for-sale securities	13%	$741,634	$663,678	$703,581	$593,012	$460,542
Gross loans (net of unearned income)	40	3,852,244	3,060,747	1,996,029	1,296,886	992,726
Total assets	33	4,931,233	4,107,215	2,961,118	2,133,106	1,574,346
Noninterest-bearing deposits	43	521,826	484,284	290,906	198,088	123,430
Total deposits	32%	$3,923,759	$3,208,097	$2,303,364	$1,694,301	$1,294,812
Our Strategy
Since inception, our strategy has been to build the most trusted bank serving our markets, which we believe has driven value for our stockholders. We remain focused on robust growth and are equally focused on building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:

•	Continue organic growth;

•	Selectively pursue opportunities to expand through acquisitions or new market development;

•	Improve profitability and operating efficiency;

•	Attract and develop talent;

•	Maintain a branch-lite business model with strategically placed locations; and

•	Leverage technology to enhance the client experience and improve profitability.
2019 Highlights:
We completed our IPO on August 19, 2019 in which we issued and sold 6,594,362 common shares including 844,362 shares pursuant to the underwriters’ partial exercise of their overallotment option. The common shares were sold at an initial public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of approximately $87 million. The shares began trading on the Nasdaq Global Select Market under the symbol ‘‘CFB.’’

Balance Sheet Growth

•	Approached $5 billion in total assets as of December 31, 2019, an increase of $824 million or 20% from year-end 2018.

•	Gross loans, net of unearned income totaled nearly $4 billion as of December 31, 2019, an increase of $791 million or 26% from the prior year, driven by organic growth.

•	Deposits increased $716 million or 22% from December 31, 2018 to $4 billion as of December 31, 2019, which resulted in a slight increase to our loan-to-deposit ratio to 98%.

•	Book value per share was $11.58 at December 31, 2019 compared to $10.21 at December 31, 2018 driven by earnings and our successful IPO.
Operating and Financial Performance

•
Full year 2019 net income of $28.5 million compared to $19.6 million in 2018, a year-over-year increase of $9 million or 45%. The improvement was the result of a $31 million increase in net interest income and a $3 million increase in noninterest income, partially offset by a $2 million increase in operating expenses, a $16 million increase in the provision and a $7 million increase in income tax expense.

•	Earnings per share (diluted) was $0.58 for the fiscal year ended December 31, 2019 compared to $0.47 in 2018, a year-over-year increase of 23%.

•
Achieved efficiency ratios of 56% and 58% for the quarter and fiscal year ended December 31, 2019, respectively, compared to efficiency ratios of 60% and 74% for the quarter and fiscal year ended December 31, 2018, respectively.

•	Tax equivalent net interest margin declined 8 basis points from 3.39% at December 31, 2018 to 3.31% at December 31, 2019 driven by the declining rate environment.
Credit Quality

•
Nonperforming assets to total assets was 0.97% as of December 31, 2019 compared to 0.43% for the year ended December 31, 2018. The rise in nonperforming assets was driven primarily by one nonperforming commercial credit relationship.

•
The allowance for loan losses to total loans ratio increased to 1.48% at December 31, 2019 from 1.23% at December 31, 2018. The increase was a result of: (i) an increase to the required reserve for impaired loans, including a commercial loan relationship in which the borrower's business and value of the underlying collateral significantly deteriorated during the year; (ii) loan growth; and (iii) changes to credit risk within the loan portfolio after net charge-offs.

•	Net charge-offs were $11 million for the year ended December 31, 2019 compared to $2 million in the prior year. Current year charge-offs were driven by two commercial loans and one energy loan.
Discussion and Analysis - Results of Operations
Net Interest Income
Our profitability depends in substantial part on our net interest income. Net interest income is the difference between the amounts received on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income is impacted by internal and external factors including:

•	Changes in the volume, rate, and mix of interest-earning assets and interest-bearing liabilities;

•	Changes in competition, federal economic, monetary and fiscal policies and economic conditions; and

•	Changes in credit quality.
We present and discuss net interest income on a tax-equivalent basis below. A tax-equivalent basis makes all income taxable at the same rate. For example, $100 of tax-exempt income would be presented as $126, an amount that, if taxed at the statutory federal income tax rate of 21% would yield $100. We believe a tax-equivalent basis provides for improved comparability between the various earning assets.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Tax-equivalent net interest income was $144 million for the year ended December 31, 2019, an increase of $30 million or 27% from the prior year due to asset growth. Our net interest margin declined 8 basis points to 3.31% from the prior year as our loans repriced more quickly than our cost of funds in the down rate environment.
Tax-equivalent interest income increased $59 million or 37% from the prior year. Average loan growth of $1 billion increased interest income by $57 million, while the loan yield improved 18 basis points to 5.52% and resulted in $5 million in interest income. Loan yields in 2019 improved from 2018 due to variable rate assets indexed to market rates that had increased during 2018 before starting a gradual decline in 2019.
Interest expense increased $28 million or 61% from 2018. The increase was driven by interest-bearing deposit growth of $763 million to support our asset growth, resulting in a $15 million increase in interest expense and a 50 basis point increase in the cost of interest-bearing deposits that resulted in a $14 million increase in interest expense. The rise in the cost of interest-bearing deposits was driven by market competition, changes in the interest rate environment and short-term time deposits opened during 2019.
We anticipate a significant number of time deposits will reprice downward during the first quarter of 2020. In addition, the Company shortened the duration of interest-bearing liabilities during the fourth quarter of 2019 and added some additional short-term brokered funds to the balance sheet to manage interest rate risk.
Year Ended December 31, 2018 vs. Year Ended December 31, 2017
Tax-equivalent net interest income was $114 million for the year ended December 31, 2018, an increase of $33 million or 41% from the year ended December 31, 2017. Our net interest margin declined one basis point during the same period as improved yields on loans were offset by increases in deposit costs and a reduction in the tax equivalent yield on tax-exempt securities due to the reduction in the federal income tax rate.
Tax-equivalent interest income was driven by $897 million in average loan growth and an increase in interest rates. Loan yield improved 45 basis points, driven by four rate increases made by the Federal Open Market Committee (‘‘FOMC’’) during the year and changes in our mixture of loans and securities. The tax-equivalent yield on tax-exempt securities was impacted by the federal income tax rate change that lowered the tax rate from a maximum of 35.0% to 21.0% between 2017 and 2018. The impact of the tax rate change was a decline in tax equivalent interest income of $2 million in 2018.
The increase in interest expense was the result of a $640 million increase in average interest-bearing deposits in order to support our loan growth. We also increased our average other borrowings by $113 million, which resulted in an additional $2 million of interest expense. Interest expense was also impacted by rate increases due to the rising interest rate environment and competition within our markets.
Impact of Transition Away from LIBOR
The Company has loans, derivative contracts, and other financial instruments that directly or indirectly depend on LIBOR to establish an interest rate and/or value. This included $1 billion in loans tied to LIBOR as of December 31, 2019. LIBOR is expected to cease on December 31, 2021. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, loans, securities, and derivatives indexed to LIBOR that mature after December 31, 2021 may be impacted. As a result, the Company established an internal committee to evaluate potential substitutions and the related financial impact to the Company.

The following table presents, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid:

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest Income / Expense	Yield / Rate(4)	Average Balance	Interest Income / Expense	Yield / Rate(4)	Average Balance	Interest Income / Expense	Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$330,051	$9,627	2.92%	$281,709	$8,952	3.18%	$202,323	$5,602	2.77%
Securities - tax-exempt(1)	390,908	14,533	3.72	459,231	17,856	3.89	488,828	20,978	4.29
Federal funds sold	15,195	364	2.40	16,377	339	2.07	263	3	1.03
Interest-bearing deposits in other banks	139,538	2,689	1.93	159,279	2,757	1.73	133,027	1,427	1.07
Gross loans, net of unearned income(2)(3)	3,468,079	191,527	5.52	2,435,424	130,075	5.34	1,538,926	75,245	4.89
Total interest-earning assets(1)	4,343,771	$218,740	5.04%	3,352,020	$159,979	4.77%	2,363,367	$103,255	4.37%
Allowance for loan losses	(42,015)			(30,921)			(26,069)
Other noninterest-earning assets	198,008			173,556			115,499
Total assets	$4,499,764			$3,494,655			$2,452,797
Interest-bearing liabilities
Transaction deposits	$146,109	$1,742	1.19%	$56,321	$175	0.31%	$45,030	$108	0.24%
Savings and money market deposits	1,676,417	35,385	2.11	1,410,727	23,405	1.66	1,007,568	9,934	0.99
Time deposits	1,243,304	30,541	2.46	835,595	15,792	1.89	610,333	8,634	1.41
Total interest-bearing deposits	3,065,830	67,668	2.21	2,302,643	39,372	1.71	1,662,931	18,676	1.12
FHLB and short-term borrowings	366,577	6,959	1.90	395,825	7,004	1.77	282,552	4,215	1.49
Trust preferred securities, net of fair value adjustments	899	147	16.34	864	136	15.69	832	107	12.89
Noninterest-bearing deposits	512,142	—	—	425,243	—	—	224,480	—	—
Cost of funds	3,945,448	$74,774	1.90%	3,124,575	$46,512	1.49%	2,170,795	$22,998	1.06%
Other liabilities	25,708			12,634			6,808
Stockholders’ equity	528,608			357,446			275,194
Total liabilities and stockholders’ equity	$4,499,764			$3,494,655			$2,452,797
Net interest income(1)		$143,966			$113,467			$80,257
Net interest spread(1)			3.14%			3.28%			3.31%
Net interest margin(1)			3.31%			3.39%			3.40%
(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21% in 2019 and 2018 and 35% in 2017.
(2) Gross loans, net of unearned income includes nonaccrual loans of $40 million, $18 million, and $5 million as of December 31, 2019, 2018, and 2017, respectively.
(3) Loan interest income includes loan fees of $9 million, $7 million, and 4 million in 2019, 2018, and 2017, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Changes in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as, changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to: (i) changes in volume (change in volume times old rate); (ii) changes in rates (change in rate times old volume); and (iii) changes in rate/volume (change in rate times the change in volume):

	For the Years Ended December 31,
	2019 over 2018			2018 over 2017
	Average Volume	Yield/Rate	Net Change(2)	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$1,449	$(774)	$675	$2,432	$918	$3,350
Securities - tax-exempt(1)	(2,568)	(755)	(3,323)	(1,229)	(1,893)	(3,122)
Federal funds sold	(26)	51	25	331	5	336
Interest-bearing deposits in other banks	(365)	297	(68)	323	1,007	1,330
Gross loans, net of unearned income	56,927	4,525	61,452	47,350	7,480	54,830
Total interest income(1)	55,417	3,344	58,761	49,207	7,517	56,724
Interest Expense
Transaction deposits	564	1,003	1,567	31	36	67
Savings and money market deposits	4,911	7,069	11,980	5,005	8,466	13,471
Time deposits	9,115	5,634	14,749	3,724	3,434	7,158
Total interest-bearing deposits	14,590	13,706	28,296	8,760	11,936	20,696
FHLB and short-term borrowings	(538)	493	(45)	1,899	890	2,789
Trust preferred securities, net of fair value adjustments	5	6	11	4	25	29
Total interest expense	14,057	14,205	28,262	10,663	12,851	23,514
Net interest income(1)	$41,360	$(10,861)	$30,499	$38,544	$(5,334)	$33,210

(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21% in 2019 and 2018 and 35% in 2017.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Provision for Loan Losses
For the year ended December 31, 2019, the provision for loan losses increased $16 million or 121% from the prior year. The change in the allowance for loan losses was driven by our loan growth, deterioration of a credit relationship, and an increase in nonperforming assets. A full discussion regarding changes to the allowance for loan and lease losses (‘‘ALLL’’) can be found within the Allowance for Loan Losses section below. The allowance as a percentage of loans was 1.48% at December 31, 2019 compared to 1.23% at December 31, 2018.
For the year ended December 31, 2018, the provision for loan losses increased $2 million or 13% from 2017. The change in the allowance for loan losses was driven by our loan growth and an increase in nonperforming assets, partially offset by a reduction in the energy portfolio’s qualitative factors due to stabilized oil prices. The allowance as a percentage of loans was 1.23% at December 31, 2018 compared to 1.30% at December 31, 2017.

Noninterest Income
* Dollars in thousands
The components of noninterest income were as follows for the periods shown:

	For the Year Ended December 31,
			Change				Change
	2019	2018	$	%	2018	2017	$	%
	(Dollars in thousands)
Service charges and fees on customer accounts	$604	$444	$160	36%	$444	$1,201	$(757)	(63)%
Gain on sale of available-for-sale securities	987	538	449	83	538	406	132	33
Impairment of premises and equipment held for sale	(424)	(171)	(253)	148	(171)	(1,903)	1,732	(91)
Gain on sale of loans	207	827	(620)	(75)	827	827	—	—
Income from bank-owned life insurance	1,878	1,969	(91)	(5)	1,969	1,452	517	36
Swap fee income, net	2,753	285	2,468	866	285	—	285	—
ATM and credit card interchange income	1,785	1,224	561	46	1,224	706	518	73
Other noninterest income	925	967	(42)	(4)	967	990	(23)	(2)
Total noninterest income	$8,715	$6,083	$2,632	43%	$6,083	$3,679	$2,404	65%
The changes in noninterest income were driven by the following:
Swap Fee Income, Net
The swap fee program was started in 2018. Swap fee income, net includes both swap fees from the execution of new swaps and the credit valuation allowance (‘‘CVA’’). Swap fees on new swaps depend on the size and term of the underlying asset. During 2019, the Company added nineteen back-to-back swap agreements, related to approximately $347 million in loan commitments; compared to nine back-to-back swap agreements, related to approximately $73 million in loan commitments in 2018. The swap program benefited from attractive market conditions during 2019 and became a material piece of our noninterest income.
In addition, the 2019 increase included a change in the CVA methodology during the third quarter of 2019. Prior to the third quarter, a more conservative default methodology was used to account for non-performance risk. The Company moved to a review of internal credit analysis performed by the Company. The result was an increase to noninterest income of approximately $800 thousand related to swaps entered in previous quarters. If there is no impact to the credit quality of the swap during its life, the change in methodology will lower future income by the same amount for those swaps impacted by the change.
Gain on Sale of Loans
The reduction between 2018 and 2019 is due to a reduction in both the activity and size of the SBA guaranteed portion of loans sold.
ATM and Credit Card Interchange Income
Increased income in 2019 and 2018 was driven by the expansion of our credit card program to our new and existing customers.
Service Charges and Fees on Customer Accounts
This category includes a rebate program implemented in the second quarter of 2018 that attracted additional funding for the Bank and resulted in the decline between 2017 and 2018. In 2019, our customer base increased while the rebate program costs remained stable, resulting in the increase to service charges and fees on customer accounts as compared to the prior year.
Gain on Sale of Available-for-Sale Securities
The Company sold $101 million and $184 million of securities during the years ended 2019 and 2018, respectively. The sales were a strategic decision by management to capitalize on attractive market conditions, balance taxable and tax-free municipal securities, and redeploy the proceeds into higher yielding assets.
Impairment of Premises and Equipment Held for Sale
During the first half of 2019, the Company sold its remaining assets held-for-sale. The assets sold for approximately $3 million resulting in an additional impairment of $424 thousand.
During the year ended December 31, 2017, we relocated our services and support teams into a newly acquired headquarters building. As a result, we listed two support buildings for sale. An impairment charge of $2 million in 2017 was made after an evaluation of the market value of both buildings. During the year ended December 31, 2018, we sold one of the two held-for-sale buildings. The sale resulted in an additional $171 thousand in impairment costs. The impairment of premises and equipment held-for-sale improved by $2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 as a result of these events.
Noninterest Expense

* Dollars in thousands
The components of noninterest expense were as follows for the periods indicated:

	For the Year Ended December 31,
			Change				Change
	2019	2018	$	%	2018	2017	$	%
	(Dollars in thousands)
Salary and employee benefits	$57,114	$56,118	$996	2%	$56,118	$39,461	$16,657	42%
Occupancy	8,349	8,214	135	2	8,214	5,803	2,411	42
Professional fees	2,964	3,320	(356)	(11)	3,320	3,060	260	8
Deposit insurance premiums	2,787	3,186	(399)	(13)	3,186	1,575	1,611	102
Data processing	2,544	1,995	549	28	1,995	1,441	554	38
Advertising	2,455	2,691	(236)	(9)	2,691	2,648	43	2
Software and communication	3,317	2,630	687	26	2,630	1,961	669	34
Depreciation and amortization	1,734	1,788	(54)	(3)	1,788	1,272	516	41
Other noninterest expense	6,384	5,813	571	10	5,813	4,868	945	19
Total noninterest expense	$87,648	$85,755	$1,893	2%	$85,755	$62,089	$23,666	38%
The changes in noninterest expense were driven by the following:
Salary and Employee Benefits
Excluding the $5 million management restructuring charge due to the transition of our former CEO in 2018, fiscal year 2019 expense increased $6 million or 12%. The increase was driven by our growth that required us to strategically add employees. At the start of 2019, the Company started with approximately 50 additional full-time equivalent employees compared to the same period in 2018. During 2019, we increased our full-time equivalent count by 4, while increasing assets by $836 million.
Salary and employee benefits increased $17 million or 42% to $56 million for the year ended December 31, 2018 from $40 million for the year ended December 31, 2017. $5 million of the increase related to the Chairman Emeritus Agreement with our former CEO. The remaining increase is the result of the addition of approximately 50 full time equivalent employees during 2018 as part of our strategic growth strategy.
Deposit Insurance Premiums
The 2019 expense was impacted by a $664 thousand assessment credit received in the third quarter. The credit was the result of the DIF Reserve Ratio exceeding the statutorily required minimum reserve ratio in 2018. Excluding the credit, the deposit insurance premium increased $265 thousand in 2019 compared to 2018. The FDIC uses a risk-based premium system to calculate the fees. Between 2018 and 2019, our rate was impacted by our strong asset growth and changes to our loan mix.
During 2018, our rate was impacted by our strong asset growth, changes to our loan mix, and a lower leverage ratio prior to our most recent capital raise.
Software and Communication
Software and communication increased during 2019 and 2018 as a result of our continued strategy to invest in technologies. We invested significant resources over the past two years to improve our support services and increase efficiency in both the short- and long-term by using technology. Our technology resources now cover beginning-to-end loan originations and detailed reporting statements to analyze our performance. We continue to monitor technology innovations and support services that can lead to improved enterprise risk management, improvements to the client experience and reduction in manual processes.
Data Processing
Data processing includes our core system provided by a third-party and other operational support systems. Our customer base, transaction volume and asset size increased, resulting in higher data processing costs.

Other noninterest expense
In 2019, other noninterest expense included an increase in commercial card costs that continue to increase as we grow our customer base. In addition, the Company had an increase in operational loan costs due to increased loan volume, types of loans originated or renewed and events related to foreclosed assets. Other noninterest expense also saw an increase in insurance costs due to our transition from a private to public company.
During 2018, the increase included credit card service fees, loan preparation and service costs, and ATM costs, which was the result of our loan and deposit growth as well as the number of transactions made by our clients.
Income Taxes
Income tax expense (benefit) was as follows:

	For the Year Ended December 31,
			Change				Change
	2019	2018	$	%	2018	2017	$	%
	(Dollars in thousands)
Income tax expense (benefit)	$4,138	$(2,394)	$6,532	NA	$(2,394)	$(1,441)	$(953)	NA
Effective tax rate	12.7%	(13.9)%			(13.9)%	(32.7)%
Our income tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits, and permanent tax differences from equity-based compensation. Detail behind the differences between the statutory rate and effective tax rate for the years ended December 31, 2019, 2018 and 2017 is provided in Note 12 - Income Taxes within the Notes to the Consolidated Financial Statements.
Discussion and Analysis - Financial Condition
Loan Portfolio
Loans represent our largest portion of earning assets and typically provide higher yields than other assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. We established an internal loan policy that outlines a standard lending philosophy and provides consistent direction to achieve goals and objectives, which include maximizing earnings over the short and long term by managing risks through the policy. Internal concentration limits exist on all loans, including commercial real estate, energy, and land development. We established strong underwriting practices and procedures to assess our borrowers, including review of debt service, collateral value, and evaluation of guarantors. Ongoing third-party reviews are performed on our loan portfolio to monitor the health of our borrowers. Appropriate actions are taken when a borrower is no longer able to service its debt.
Our loan portfolio consists of various types of loans, primarily made up of commercial and industrial and commercial real estate loans. Commercial and industrial loans are generally paid back through normal business operations. Commercial real estate loans, which include both construction and limited term financing are typically paid back through normal income from operations, the sale of the underlying property or refinancing by other institutional sources. Most of our loans are made to borrowers within the states we operate, which include Kansas, Missouri, Oklahoma and Texas. In addition, we occasionally invest in syndicated shared national credits and participations.

Gross loans, net of unearned income grew $791 million from the prior year to $4 billion as of December 31, 2019. Our commercial loan portfolio grew $222 million or 20% as a result of strategic hirings in our Dallas and Kansas City markets and commercial activity in all our markets. Our real estate portfolio experienced substantial growth as well. Commercial real estate loans increased $177 million or 21%, construction and land development increased $188 million or 43% and residential real estate increased $152 million or 62%. Our real estate portfolio growth was driven from $718 million in unfunded commitments at the start of the year, continued activity in commercial real estate and strategic hires to support and expand the growing portfolio.
From December 31, 2017 to December 31, 2018, gross loans, net of unearned income increased $1 billion or 53%. Commercial loans increased $363 million or 47% as of December 31, 2018 compared to December 31, 2017. Total real estate loans increased $579 million or 61% and included a $311 million increase in commercial real estate loans and a $185 million increase in construction and land development loans. $251 million of the commercial real estate growth was attributable to our Dallas branch. Energy loans increased $116 million or 48% during the same time period.
Gross loans, net of unearned income, at December 31, 2017 increased $699 million from December 31, 2016. Commercial loans increased $351 million or 84%. Total real estate loans increased $322 million or 51%, which included a $139 million increase in commercial real estate loans and a $117 million increase in construction and land development loans. The energy portfolio increased $74 million or 44%. Increases were offset by a $59 million decline in mortgage warehouse lines, which was the result of a strategic management decision to discontinue these participations.
Gross loans, net of unearned income, at December 31, 2016 increased $304 million or 31% from the prior year. Commercial loans grew $77 million or 22%. Energy loans increased $31 million or 23%. Real estate loans increased $177 million or 39%, which included a $51 million or 107% increase in residential real estate and an $89 million increase in commercial real estate loans.

The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Commercial and industrial	$1,356,817	35%	$1,134,414	37%	$771,208	38%	$420,227	32%	$343,683	34%
Energy	408,573	11	358,283	12	242,655	12	168,546	13	137,492	14
Commercial real estate	1,024,041	27	846,561	28	535,503	27	$396,203	30	306,911	31
Construction and land development	628,418	16	440,032	14	255,362	13	138,165	11	101,428	10
Residential real estate	398,695	10	246,275	8	163,531	8	97,802	8	47,259	5
Mortgage warehouse(1)	—	—	—	—	—	—	58,504	4	42,006	4
Consumer	45,163	1	43,814	1	33,786	2	20,250	2	15,735	2
Gross loans	3,861,707		3,069,379		2,002,045		1,299,697		994,514
Less: unearned income	9,463		8,632		6,016		2,811		1,788
Gross loans (net of unearned income)	$3,852,244	100%	$3,060,747	100%	$1,996,029	100%	$1,296,886	100%	$992,726	100%
(1) Mortgage warehouse loans represented participations in large lines of credit used to fund single family residential mortgages. During 2017, the Company made a strategic decision to discontinue these participations.

For a discussion of the Company’s loan segments refer to the ‘‘Loan Portfolio Segments’’ section within Note 4: Loan and Allowance for Loan Losses within the Notes to the Consolidated Financial Statements.
Real Estate Loans
Our real estate portfolio is comprised of construction and development loans, 1-4 family loans and commercial real estate loans. A breakdown of our commercial real estate portfolio by type and by geography (based upon location of collateral) as of December 31, 2019 is presented below:

Commercial Loans
The Company provides a mix of variable- and fixed-rate commercial loans across various industries. We extend commercial loans on an unsecured and secured basis. Unsecured commercial loan balances totaled $153 million as of December 31, 2019 or 4% of the total loan portfolio.
A breakdown of the Company’s commercial loan portfolio as of December 31, 2019 by industry is provided below:
The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:

	As of December 31, 2019
			Due after one year
	Due in one year or less		through five years		Due after five years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(Dollars in thousands)
Commercial and industrial	$55,515	$300,886	$356,382	$541,291	$49,898	$52,845	$1,356,817
Energy	40	223,529	633	183,729	—	642	408,573
Commercial real estate	57,919	100,538	346,546	243,203	25,851	249,984	1,024,041
Construction and land development	5,321	90,462	42,607	406,980	12,147	70,901	628,418
Residential real estate	8,270	3,189	43,122	76,051	104,069	163,994	398,695
Consumer	3,424	7,824	4,958	6,404	—	22,553	45,163
Gross loans	$130,489	$726,428	$794,248	$1,457,658	$191,965	$560,919	$3,861,707
Allowance for Loan Losses
The allowance for loan losses is an amount required to cover net loan charge-offs plus the amount which, in the opinion of the Bank’s management, is considered necessary to bring the balance in the allowance to, or maintain the balance in the allowance at, a level adequate to absorb expected loan losses in the existing loan portfolio. Management uses available information to analyze losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, the size of the loan portfolio, the composition of the portfolio, or the performance of individual loans.

For a discussion on the evaluation of the Company’s allowance for loan losses refer to the ‘‘Allowance for Loan Losses’’ section in Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements.
The allowance totaled $57 million at December 31, 2019, an increase of $19 million or 50% from the prior year. The year-over-year change in the allowance was the result of a $791 million increase in gross loans, net of unearned income that increased the required reserve by approximately $9 million. In addition, the allowance included a $13 million increase in the reserve associated with our impaired loans that was primarily the result of one nonperforming commercial loan relationship in which the borrowers business and the value of the underlying collateral continued to deteriorate in the fourth quarter. The Company continues to monitor the loan.
The increase was partially offset by a decline in the energy portfolio’s qualitative loss factors due to stabilized oil prices and the current stage of the business cycle that resulted in a $3 million decline in the required reserve. The allowance to loans was at 1.48% at December 31, 2019 compared to 1.23% at December 31, 2018 due to the changes above.
Net charge-offs for the year ended December 31, 2019 totaled $11 million. Two commercial loans accounted for $8 million of charge-offs during the year. The commercial loans were partially charged-off and continue to be monitored. In addition, one energy credit accounted for $3 million in charge-offs during the year.
The allowance increased $12 million between December 31, 2017 and December 31, 2018 primarily due to our loan growth and included $14 million associated with the provision for loan losses, offset by $2 million in net charge-offs. $1 million of loans charged off in 2018 related to one energy credit. $439 thousand of recoveries related to one commercial and industrial credit.
The allowance increased $5 million between December 31, 2016 and December 31, 2017. The increase was driven by our loan growth and included $12 million associated with the provision for loan losses, offset by $7 million in net charge-offs. $1 million of loans charged off in 2017 related to one energy credit and $5 million related to one commercial and industrial credit.
The allowance increased $5 million between December 31, 2015 and December 31, 2016 due primarily to our loan growth.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Period Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Beginning balance	$37,826	$26,091	$20,786	$15,526	$9,905
Provision for loan losses	29,900	13,500	12,000	6,500	5,975
Charge-offs:
Commercial	(7,954)	(976)	(5,822)	(1,078)	—
Energy	(3,000)	(1,256)	(1,090)	—	—
Commercial real estate	(441)	—	—	—	(47)
Construction and land development	—	—	—	—	—
Residential real estate	(8)	—	—	(13)	(206)
Mortgage warehouse	—	—	—	—	—
Consumer	(20)	(71)	(108)	(177)	(112)
Total charge-offs	(11,423)	(2,303)	(7,020)	(1,268)	(365)
Recoveries:
Commercial	15	462	301	—	—
Energy	576	75	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Residential real estate	—	—	—	18	1
Mortgage warehouse	—	—	—	—	—
Consumer	2	1	24	10	10
Total recoveries	593	538	325	28	11
Net charge-offs	(10,830)	(1,765)	(6,695)	(1,240)	(354)
Balance at end of period	$56,896	$37,826	$26,091	$20,786	$15,526
Ratio of net charge-offs during the period to average loans outstanding during the period	0.31%	0.07%	0.44%	0.11%	0.04%
While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance to specific loan categories for the periods indicated:

	For the Period Ended December 31,
	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Commercial	$35,864	63%	$16,584	43%	$11,378	43%	$9,315	45%	$7,959	51%
Energy	6,565	12	10,262	27	7,726	30	6,053	29	3,391	22
Commercial real estate	8,085	14	6,755	18	4,668	18	3,755	18	2,860	18
Construction and land development	3,516	6	2,475	7	1,200	5	661	3	599	4
Residential real estate	2,546	4	1,464	4	905	3	851	4	439	3
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	320	1	286	1	214	1	151	1	278	2
Total allowance for loan losses	$56,896	100%	$37,826	100%	$26,091	100%	$20,786	100%	$15,526	100%
Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed assets held for sale and impaired securities.

Nonperforming Loans
Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under Troubled Debt Restructuring (‘‘TDR’’) that are not performing in accordance with their modified terms. For information regarding nonperforming loans and related accounting policies refer to the‘‘Nonperforming Loans’’ section within Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements. For a breakout of the loan portfolio's nonaccrual loans refer to ‘‘Nonaccrual loans’’ within Note 4: Loans. For information on TDRs, refer to ‘‘Troubled Debt Restructurings’’ section in Note 4: Loans within the Notes to the Consolidated Financial Statements.
Securities
Nonperforming securities are securities for which we do not accrue interest income. The accrual of interest on securities is discontinued at the time the security does not pay its required interest payment. All interest accrued but not collected for securities placed on nonaccrual are reversed against interest income.
The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.
For information regarding other-than-temporary-impairments, refer to the‘‘Securities’’ section within Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements.
Discussion of Changes in Nonperforming Assets
December 31, 2019 nonperforming assets increased $30 million or 169% from 2018. During 2019, a commercial loan relationship with an outstanding balance of $30 million was restructured as a TDR due to financial problems. The restructured loan extended the maturity date. By December 31, 2019, the commercial TDR was in default of the modified terms as the borrowers business and the value of the underlying collateral continued to deteriorate. The $30 million loan relationship was the primary reason for the increase in nonperforming assets and the increase in the ALLL to period end nonperforming loans. The Company continues to monitor the relationship for deterioration.
During the year ended December 31, 2019, the Company foreclosed on $4 million of assets. These assets related to one commercial loan and one commercial real estate loan. For information regarding the foreclosed assets held-for-sale refer to Note 9: Foreclosed Assets within the Notes to the Consolidated Financial Statements.
The following table presents the Company’s nonperforming assets for the dates indicated:

	For the Period Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans	$39,675	$17,818	$5,417	$4,215	$1,162
Loans past due 90 days or more and still accruing	4,591	—	—	—	—
Total nonperforming loans	44,266	17,818	5,417	4,215	1,162
Foreclosed assets held-for-sale	3,619	—	—	61	21
Total nonperforming assets	$47,885	$17,818	$5,417	$4,276	$1,183
Allowance for loan losses to period end loans	1.48%	1.23%	1.30%	1.60%	1.56%
Allowance for loan losses to period end nonperforming loans	128.54	212.30	481.68	493.14	1,336.38
Nonperforming loans to period end loans	1.15	0.58	0.27	0.33	0.12
Nonperforming assets to period end assets	0.97%	0.43%	0.18%	0.20%	0.08%
During the year ended December 31, 2019, $1 million of interest income was recognized related to the $40 million in nonaccrual loans above. If the loans had been current in accordance with their original terms and had been outstanding through the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2019 would have been $3 million. The majority of actual and potential interest income relates to two loan relationships.

During the year ended December 31, 2018, $468 thousand of interest income was recognized related to the $18 million in nonaccrual loans above. If the loans had been current in accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2018 would have been approximately $1 million.
Other Asset Quality Metrics
Other asset quality metrics management reviews include loans past due 30 - 89 days and classified loans. The Company defines classified loans as loans categorized as substandard, doubtful or loss. For the definitions of substandard, doubtful and loss, refer to the ‘‘Loans by Risk Rating’’ section within Note 4: Loan and Allowance for Loan Losses in the Notes to the Consolidated Financial Statements.
The following table summarizes our loans past due 30 - 89 days, classified assets and related ratios:

	For the Period Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$6,292	$3,062	$2,582	$4,716	$173
60 - 89 days past due	530	619	15,348	—	—
Total 30 - 89 days past due	$6,822	$3,681	$17,930	$4,716	$173
Loans 30 - 89 days past due to loans	0.18%	0.12%	0.90%	0.36%	0.02%
Classified Loans
Substandard	$81,413	$96,247	$40,283	$44,574	$35,993
Doubtful	5,483	5,197	1,224	—	—
Loss	—	—	—	—	—
Total classified loans	$86,896	$101,444	$41,507	$44,574	$35,993
Classified loans / (total capital + ALLL)	13.20%	19.21%	13.25%	18.92%	20.51%
Investment Portfolio
Our investment portfolio is governed by our investment policy that sets our objectives, limits and liquidity requirements among other items. The portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of our investment portfolio is to optimize earnings, manage credit risk, ensure adequate liquidity, manage interest rate risk, meet pledging requirements, and meet regulatory capital requirements. Our investment portfolio is generally comprised of government sponsored entity securities and U.S. state and political subdivision securities with limits set on all types of securities.
At the date of purchase, all debt and equity securities are classified as available-for-sale securities. Since interest rates move in cycles, having an available-for-sale portfolio allows management to: (i) protect against additional unrealized market valuation losses; (ii) provide more liquidity as rates rise, which often coincides with increasing loan demand and slower deposit growth; and (iii) generate more money to reinvest when rates are higher giving the institution an opportunity to lock in higher yields. In the event the available-for-sale portfolio becomes too large given the constraints set in the policy, investments may be classified as held-to-maturity. Held-to-maturity classification will only be used if we have the intent and ability to hold the investment to its maturity.

Our AFS portfolio increased $78 million or 12% from the prior year to $742 million at December 31, 2019. During 2019, the Company purchased $233 million of AFS securities and the unrealized gain increased $25 million, offset by $176 million of sales and maturities. The increase in purchases was managed by our current liquidity position and strategy.
In 2018, the Company reduced the AFS security portfolio by $40 million or 6% from the prior year as the Company moved liquid assets to support higher yielding assets.
Prior to fiscal year 2018, we purchased securities of states of the U.S. and political subdivisions as part of our tax and liquidity strategies. As a result, our holdings of these types of securities increased $108 million during 2017 and $133 million in 2016.
For information related to the book value and fair value of our investment portfolio at December 31, 2019 and 2018 refer to the ‘‘Available-for-Sale Debt and Equity Securities’’ segment in Note 3: Securities within the Notes to the Consolidated Financial Statements. For information related to the investment maturity schedule and weighted average yield for each range of maturities refer to the ‘‘Maturity Schedule’’ segment in Note 3: Securities within the Notes to the Consolidated Financial Statements.
At December 31, 2019, the Company did not own any one issuer (other than the U.S. Government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10 percent of the consolidated stockholders’ equity at the reporting dates noted.
Back-to-Back Swaps
During 2018, we started offering our commercial banking clients the ability to execute interest rate swaps to facilitate their respective risk management strategies. Those interest rate swaps were simultaneously offset with like-term derivatives that the Company executed with a third-party, minimizing the net risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings.

The following table shows the fair value of the Company’s derivatives not designated as hedging instruments as well as their classification on the balance sheet as of the periods presented:

	Interest Rate Products
	As of December 31,
	2019	2018	2017
	(Dollars in thousands)
Number of transactions	56	20	—
Notional amount	$380,050	$77,709	$—
Fair value of assets (located within other assets)	9,838	1,051	—
Fair value of liabilities (located within other liabilities)	$9,907	$1,136	$—
Restricted Equity Securities
Restricted equity securities are primarily made up of FHLB stock. The FHLB requires members to maintain a certain minimum amount of Class A and Class B common stock depending on borrowings with the FHLB. The FHLB may declare and pay non-cumulative dividends in either cash or Class B common stock.
The following table provides the Company’s investment in restricted equity securities, earnings, and yield for the periods indicated:

	As of or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Ending balance	$17,278	$14,525	$14,702	$8,584	$4,582
Income earned	$1,087	$980	$677	$365	$238
Yield	7.1%	6.7%	6.2%	5.5%	5.3%
Bank-Owned Life Insurance (‘‘BOLI’’)
During 2016, the Company entered into a BOLI program. The Company maintains investments in bank-owned life insurance policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy.
The decline in yield between December 31, 2018 and December 31, 2019 is attributable to the insurance carrier’s underlying investments and operating costs that decreased overall income on the underlying asset. Yield declined between 2017 and 2018 as a result of the 2017 Tax Act, which lowered the tax rate for corporations.
The following table provides the balance of BOLI income earned and tax-equivalent yield for the periods indicated:

	As of or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Ending balance	$65,689	$63,811	$61,842	$35,390	$—
Income earned	$1,878	$1,969	$1,452	$390	$—
Tax-equivalent yield(1)	3.6%	3.9%	4.6%	4.7%	—%
(1) Tax exempt income is calculated on a tax-equivalent basis. BOLI income is exempt from federal and state taxes. The incremental tax rate used is 24.7% in 2018 and 2019 and 35% between 2015 and 2017.

Deposits
Deposits come through our five markets as well as through participation in certain online programs. The Company offers a variety of deposit products including noninterest-bearing demand deposits and interest-bearing deposits that include transaction accounts (including NOW accounts), savings accounts, money market accounts, and certificates of deposit. The Bank also acquires brokered deposits, internet subscription certificates of deposit, and reciprocal deposits through the Promontory network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service and Insured Cash Sweep program. The Company is a member of the Promontory network which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250 thousand. Promontory allows institutions to break large deposits into smaller amounts and place them in a network of other Promontory institutions to ensure full FDIC insurance is gained on the entire deposit.

Our strong asset growth requires us to place a greater emphasis on both interest and noninterest-bearing deposits. Deposit accounts are added by loan cross-selling, client referrals, and involvement within our community. In addition, we attract and retain deposits by aggressively setting our deposit rates within our markets.
During 2019, deposits grew $716 million or 22% from the prior year. Transaction deposits increased $177 million or 214% from the prior year due to the offering of a new deposit product and our customer growth through our relationship model. In addition, we continued to see increased interest in our money market accounts, which increased $114 million. Our time deposits increased $230 million moved by attractive interest rates on short-term Certificates of Deposit (‘‘CDs’’).
During 2018, the Company introduced a deposit fee reimbursement program. The program attracted customers into our noninterest bearing deposit portfolio and increased our noninterest bearing deposits by $193 million or 66%.
The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Noninterest-bearing deposits	$521,826	13%	$484,284	15%	$290,906	13%	$198,088	12%	$123,430	10%
Transaction deposits	259,435	7	82,593	3	51,788	2	40,619	2	32,609	2
Savings and money market deposits	1,902,752	48	1,631,543	51	1,209,092	52	940,854	56	814,159	63
Time deposits(1)	1,239,746	32	1,009,677	31	751,578	33	514,740	30	324,614	25
Total deposits	$3,923,759	100%	$3,208,097	100%	$2,303,364	100%	$1,694,301	100%	$1,294,812	100%
(1) Includes $392 million, $343 million, $240 million, $135 million and $78 million of brokered deposits, representing 32%, 34%, 32%, 26% and 24% of time deposits for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2019, 2018 and 2017:

	As of December 31,
	2019		2018		2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$512,142	—%	$425,243	—%	$224,480	—%
Transaction deposits	146,109	1.19	56,321	0.31	45,030	0.24
Savings and money market deposits	1,676,417	2.11	1,410,727	1.66	1,007,568	0.99
Time deposits(1)	1,243,304	2.46	835,595	1.89	610,333	1.41
Total deposits	$3,577,972	1.89%	$2,727,886	1.44%	$1,887,411	0.99%
The following table sets forth the maturity of time deposits as of December 31, 2019:

	As of December 31, 2019
	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(Dollars in thousands)
Time deposits (more than $100,000)	$230,496	$151,756	$180,890	$137,212	$700,354
Time deposits ($100,000 or less)	194,423	82,906	84,768	177,295	539,392
Total time deposits	$424,919	$234,662	$265,658	$314,507	$1,239,746
Other Borrowed Funds
Since it may not be possible to achieve the institution’s overall funding needs through core deposit funding, other borrowings may be used to support asset growth. Management has a funds management policy and committee, which supports the use of other borrowings. The risks associated with other borrowings are addressed in the same fashion as other balance sheet risks incurred by the Bank. Credit risk, interest rate risk, concentration risk, capital adequacy and liquidity are measured for the balance sheet as a whole, including any wholesale funding strategies that have been implemented or are expected to be implemented.
The following table sets forth the amounts outstanding and weighted average interest rate as of the dates indicated:

	As of December 31,
	2019		2018		2017
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Repurchase agreements	$14,921	1.00%	$75,406	1.54%	$38,622	0.94%
Federal funds purchased	—	—	—	—	—	—
FHLB borrowings(1)	358,743	1.84	312,985	1.89	319,215	1.75
TIB line of credit	—	—	—	—	—	—
Trust preferred securities(2)	921	3.63	884	4.53	850	3.33
Total other borrowings	$374,585	1.81%	$389,275	1.83%	$358,687	1.67%
(1) Includes FHLB advances and FHLB line of credit.
(2) The difference between the interest rate above and the interest rate in the table below is due to the Company assuming a liability with a fair value of $1 million related to the assumption of trust preferred securities issued by Leawood Bancshares Statutory Trust I for $4 million on September 30, 2005. In 2012, the Company settled litigation related to the trust preferred securities which decreased the principal balance by $2 million and the recorded balance by approximately $400 thousand. The difference between the recorded amount and the contract value of $3 million is being accreted to the maturity date in 2035.

For a description and general terms of the other borrowed funds, refer to Note 11: Borrowing Arrangements within the Notes to the Consolidated Financial Statements.

The following table sets forth the maximum amount at any month end during the reporting period, the weighted average interest rate and the average balance of other borrowings during the reported period for the years indicated:

	For the Year Ended December 31,
	2019			2018			2017
	Maximum Amount Outstanding at Any Month End	Average Amount	Weighted Average Interest Rate	Maximum Amount Outstanding at Any Month End	Average Amount	Weighted Average Interest Rate	Maximum Amount Outstanding at Any Month End	Average Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Repurchase agreements	$72,048	$43,845	1.32%	$124,765	$77,232	1.30%	$59,407	$42,269	0.69%
Federal funds purchased	25,000	672	1.96	55,000	2,781	2.36	—	—	—
FHLB borrowings(1)	388,743	322,060	1.98	313,024	313,979	1.86	319,252	239,899	1.63
TIB line of credit	—	—	—	10,000	1,833	5.19	10,000	384	4.25
Trust preferred securities	$921	899	16.34	$884	864	11.77	$850	832	9.21
Total other borrowings		$367,476	1.93%		$396,689	1.79%		$283,384	1.51%
(1) Includes FHLB advances and FHLB line of credit.
Liquidity
Liquidity is the ability to generate adequate amounts of cash from depositors, stockholders, profits or other funding sources, to meet our needs for cash, including payments to borrowers, operational costs, capital requirements and other strategic cash flow needs.
Our liquidity policy in the funds management policy governs our approach to our liquidity position. The objective of our liquidity policy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of our clients while attempting to achieve adequate earnings for our stockholders. Our liquidity position is monitored continuously by our finance department.
Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represents funds currently on the balance sheet; and (ii) off-balance sheet liquidity resources, which represent funds available from third-party sources. On-balance sheet liquidity resources consist of overnight funds, short-term deposits with other banks, available-for-sale securities, and certain other sources. Off-balance sheet liquidity resources consist of credit lines, wholesale deposits and debt funding and certain other sources.
On-balance sheet liquidity resources can be broken down into three sections: (i) primary liquidity resources, which represents liquid funds that are on the balance sheet; (ii) tertiary liquidity resources, which represents assets that can be sold into the secondary market; and (iii) public funds, which represent deposits. Primary liquidity resources include overnight funds plus short-term, interest-bearing deposits with other banks and unpledged available-for-sale securities. Tertiary liquidity resources include loans that can be sold into the secondary market or through participation and unpledged securities classified as held-to-maturity. Public funds are another source of wholesale deposits as they require collateral.
Off-balance sheet liquidity resources require sufficient collateral, in the form of loans or securities, and have a larger, negative impact on our capital ratios. As a result, off-balance sheet liquidity has a higher cost on our asset growth compared to deposit growth. Off-balance sheet liquidity exists in several forms including: (i) internet subscription certificates of deposit; (ii) brokered deposits; (iii) borrowing capacity; (iv) repurchase agreements; or (v) other sources.
Internet subscription certificates of deposit are deposits made through national, wholesale certificates of deposit funding programs. These programs are designed to provide funding outside of the Bank’s normal market or existing client base and allow the Bank to diversify its wholesale funding resources. This form of funding does not require collateral and generally cannot be redeemed early. Brokered deposits are deposits funded through various broker-dealer relationships. The market for wholesale deposits is well developed. A key feature of this type of funding is that it is generally unsecured and does not require collateral for pledging.
Borrowing capacity refers to a form of liability-based funding. Repurchase agreements are another source of short-term funding in which a bank agrees to sell a security to a counterparty and repurchase the same or an identical security from the counterparty at a specified future date and price. Public funds are another source of wholesale deposits as they require collateral.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan portfolio and securities portfolio, increases in client deposits, and wholesale deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.
As of December 31, 2019, we had cash and cash equivalents of $187 million compared to $217 million at December 31, 2018. The change in cash and cash equivalents was due to a $74 million increase in cash provided by operating activities, a $759 million increase in cash provided by financing activities and net cash used in investing activities of $862 million. To fund the $806 million increase in loans, we increased deposits by $716 million and issued stock that resulted in $58 million in cash after the payoff of our preferred stock outstanding and payment of dividends. Due to our current liquidity, the Company was able to reduce other borrowings and increase its security portfolio as well.
As of December 31, 2018, we had cash and cash equivalents of $217 million compared to $131 million at December 31, 2017. The change in cash and cash equivalents during the year ended December 31, 2018 was due to $46 million of cash provided by operating activities, $1 billion provided by financing activities and net cash used in investing activities of $1 billion. For the year ended December 31, 2017, we used $852 million in cash in investing activities arising primarily from a net increase in loans of $706 million and purchases of available-for-sale securities of $209 million, which was partially offset by $23 million in cash provided by operating activities and $804 million provided by financing activities, including a net increase in deposits of $609 million.
As of December 31, 2019, 2018, and 2017, we had the following available funding:

	As of December 31,
	2019	2018	2017
	(Dollars in thousands)
On-balance sheet liquidity(1)	$888,080	$769,491	$736,056
Off-balance sheet liquidity(2)	524,332	450,101	184,353
Total liquidity	$1,412,412	$1,219,592	$920,409

On-balance sheet liquidity(1) as a percent of assets	18%	19%	25%
Total liquidity as a percent of assets	29%	30%	31%
(1) On-balance sheet liquidity represents funds currently on the balance sheet. It consists of overnight funds, short-term deposits with other banks, available-for-sale securities, and other assets.
(2) Off-balance sheet liquidity represents funds available from third-party sources. It consists of credit lines, wholesale deposits, debt funding, and other sources
Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in the Company’s consolidated financial statements.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier I capital to risk-weighted assets, CET1 capital to risk-weighted assets, and of tier I capital to average assets (each as defined in the applicable banking regulations).
After the global financial crisis of 2008 and 2009, capital became more important, as banking regulators concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to the Bank prior to that date.
In addition, the Basel III regulations implement a concept known as the ‘‘capital conservation buffer.’’ In general, banks, bank holding companies with more than $3.0 billion in assets and bank holding companies with publicly-traded equity are required to hold a buffer of CET1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio by January 1, 2019 in order to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, such as us, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019.
As of December 31, 2019, the FDIC categorized the Bank as ‘‘well-capitalized’’ under the prompt corrective action framework. There have been no conditions or events since December 31, 2019 that management believes would change this classification.
The table below also summarizes the capital requirements applicable to the Company and the Bank in order to be considered ‘‘well-capitalized’’ from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2019 and 2018. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be ‘‘well-capitalized’’ as of the dates reflected in the tables below.

	December 31, 2019
			Regulatory		Minimum
			Capital Ratio		To Be Considered
	Actual		Requirements		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$633,228	13.43%	$495,095	10.50%	N/A	N/A
Tier 1 capital to risk weighted assets	576,332	12.22	400,791	8.50	N/A	N/A
CET1 to risk weighted assets	575,411	12.20	330,063	7.00	N/A	N/A
Tier 1 leverage ratio	$576,332	12.06%	$191,093	4.00%	N/A	N/A

Bank:
Total capital to risk weighted assets	$581,600	12.34%	$494,954	10.50%	$471,385	10.00%
Tier 1 capital to risk weighted assets	524,704	11.13	400,677	8.50	377,108	8.00
CET1 to risk weighted assets	524,704	11.13	329,970	7.00	306,400	6.50
Tier 1 leverage ratio	$524,704	10.98%	$191,170	4.00%	$238,963	5.00%

	December 31, 2018
			Regulatory		Minimum
			Capital Ratio		To Be Considered
	Actual		Requirements		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$521,111	13.51%	$380,873	9.88%	N/A	N/A
Tier 1 capital to risk weighted assets	483,285	12.53	303,734	7.88	N/A	N/A
CET1 to risk weighted assets	453,049	11.75	245,880	6.38	N/A	N/A
Tier 1 leverage ratio	$483,285	12.43%	$155,538	4.00%	N/A	N/A

Bank:
Total capital to risk weighted assets	$481,287	12.50%	$380,369	9.88%	$385,184	10.00%
Tier 1 capital to risk weighted assets	443,461	11.51	303,332	7.88	308,147	8.00
CET1 to risk weighted assets	443,461	11.51	245,555	6.38	250,369	6.50
Tier 1 leverage ratio	$443,461	11.41%	$155,420	4.00%	$194,275	5.00%

Community Bank Leverage Ratio
The Economic Growth, Regulatory Relief, and Consumer Protection Act directs the federal banking agencies to develop a specified Community Bank Leverage Ratio, the ratio of a bank’s equity capital to its consolidated assets of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under the new rule, a qualifying community banking organization is eligible to elect the community bank leverage ratio greater than 9% at the time of election.
The final rule is effective January 1, 2020, and banking organizations can use the CBLR for purposes of filing call reports commencing with the first quarter of 2020 (i.e., as of March 31, 2020). A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	a CBLR greater than 9%;

•	total consolidated assets of less than $10 billion;

•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

•	total trading assets and trading liabilities of 5% or less of total consolidated assets.
A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The CBLR is generally calculated in accordance with the regulations for calculating the Tier 1 leverage ratio under the regulatory capital framework discussed above and below, with certain specified exceptions. As of December 31, 2019, we did not qualify as a QCBO.
Stockholders’ Equity
The Company completed its IPO in 2019 as discussed within our 2019 Highlights. The Company’s common shares are traded on the Nasdaq under the ticker ‘‘CFB.’’ The following graph presents total stockholders’ equity and tangible book value per share as of the end of the periods indicated:
Changes in stockholders’ equity are provided in the Consolidated Statements of Stockholders’ Equity and in Note 24: Stock Offerings within the Notes to the Consolidated Financial Statements.

Contractual Obligations
The following tables present, as of December 31, 2019, our significant contractual cash obligations to third parties on debt, lease agreements and service obligations:

	As of December 31, 2019
	Payments due by period
	Less than	1 to 2	2 to 5	More than
	1 Year	Years	Years	5 Years	Total
	(Dollars in thousands)
Time deposits	$925,239	$152,979	$161,528	$—	$1,239,746
Repurchase agreements	14,921	—	—	—	14,921
Federal funds purchased	—	—	—	—	—
FHLB borrowings(1)	45,000	51,500	56,143	206,100	358,743
Trust preferred security	—	—	—	2,500	2,500
Operating leases	1,796	1,572	4,528	6,162	14,058
Total	$986,956	$206,051	$222,199	$214,762	$1,629,968
(1) Includes FHLB advances and FHLB line of credit
Off-Balance Sheet Arrangements
We are subject to off-balance sheet risk in the normal course of business to meet the needs of our clients that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. These off-balance sheet arrangements include commitments to fund loans and standby letters of credit.
Commitments to originate loans are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. The type of collateral that we obtain varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.
Lines of credit, included in commitments to fund loans, are agreements to lend to a client as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.
Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a client to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.
Performance standby letters of credit are issued to guarantee performance of certain clients under nonfinancial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. Fees for letters of credit are initially recorded by the Company as deferred revenue and are included in earnings at the termination of the respective agreements. Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the client for reimbursement of amounts paid.
During 2017, the Company entered into a lease agreement for future office space in Kansas City, Missouri. The 15-year lease will begin upon substantial completion of the building or the date the Company takes possession of the premises for business purposes and includes four, five-year renewal terms.

The future minimum lease payments for this current commitment are as follows:

Year	Minimum Lease Payments
(Dollars in thousands)
1	$1,303
2	1,312
3	1,321
4	1,331
5	1,341
Thereafter	$14,327
In association with the lease, the lessor will provide lessee with a construction allowance in the amount of approximately $1 million.
The following is a summary of our off-balance sheet commitments outstanding as of the dates presented:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Commitments to fund C&I loans	$602,456	$597,534	$424,338	$215,891	$187,426
Other loan commitments	884,069	767,629	730,500	355,289	197,912
Standby letters of credit	39,035	32,439	33,137	30,609	18,026
Lease agreement	20,935	19,054	19,054	—	—
Total	$1,546,495	$1,416,656	$1,207,029	$601,789	$403,364
Subsequent to year end, the Company entered into a lease agreement for future office space in Frisco, Texas. The information is presented in Note 26: Subsequent Events within the Notes to the Consolidated Financial Statements.
Interest Rate Sensitivity
A primary component of market risk is interest rate volatility. Managing interest rate risk is a key element of our balance sheet management. Interest rate risk is the risk that net interest margins will be eroded over time due to changing market conditions. Many factors can cause margins to erode: (i) lower loan demand; (ii) increased competition for funds; (iii) weak pricing policies; (iv) balance sheet mismatches; and (v) changing liquidity demands. We manage our sensitivity position using our interest rate risk policy. The management of interest rate risk is a three-step process and involves: (i) measuring the interest rate risk position; (ii) policy constraints; and (iii) strategic review and implementation.
Our exposure to interest rate risk is managed by the Bank’s Funds Management Committee in accordance with policies approved by the Bank’s board of directors. The Funds Management Committee (‘‘FMC’’) uses a combination of three systems to measure the balance sheet’s interest rate risk position. Because each system serves a different purpose and provides a different perspective, the three systems in combination are expected to provide a better overall result than a single system alone. The three systems include: (i) gap reports; (ii) earnings simulation; and (iii) economic value of equity.

•
A gap report measures the repricing volume of assets and liabilities by time period. The difference between repricing assets and repricing liabilities for a particular time period is known as the periodic repricing gap. Using this method, it is possible to estimate the impact on earnings of a given rate change. As a method of evaluating interest rate risk, the gap report is a reasonably accurate method of assessing earnings exposure. However, its reliability diminishes as balance sheet complexity increases. Optionality and other factors complicate the analysis.

•
An earnings simulation measures the effect of changing interest rates on net interest income and earnings. Earnings simulation is more detailed than gap analysis. Under this approach, the repricing characteristics of each asset and liability instrument are programmed into a computer simulation model. This programming allows the Bank to refine important characteristics such as caps, floors, and time lag. It also allows the Bank to include the impact of new business activity in the analysis. Gap reporting only considers the existing balance sheet position.

•
Economic value of equity is a valuation approach to measuring long-term interest rate risk exposure. This approach considers all future time periods, which provides an advantage over earnings simulation. However, a negative attribute of

Economic Value of Equity (‘‘EVE’’) is that it assumes a sustained change in rates, which is never the case in the long-term. This seeks to compute the financial risk of having a duration mismatch between assets and funding.
In addition, the FMC compares the current interest rate risk position to policy limits. This procedure is compliance oriented and results in either a pass or fail outcome. When the balance sheet is in compliance, no further action is necessary. In instances of noncompliance, the committee will develop a plan of action to correct the condition. A summary of the plan and its timing for completion will be forwarded to the Board of Directors each quarter until compliance is reestablished.
The FMC also evaluates interest rate risk positioning in light of anticipated interest rates. The purpose of this comparison is to determine whether action steps need to be taken to modify current strategy. The results form a decision-making input for the committee. If it is determined that more asset sensitivity is needed, the committee will either increase rate sensitive assets or reduce rate sensitive liabilities. The opposite will occur if less asset sensitivity is desired.
Loan and deposit repricing assumptions are critical in measuring interest rate risk. For loans, management reviews spreads and prepayment assumptions. For deposits, management reviews beta factors and decay assumptions. The FMC reviews and adjusts repricing assumptions at least annually. Model assumptions are included in the output reports and reviewed by the FMC on a periodic basis.
When evaluating balance sheet rate sensitivity, a proper analysis of total funding is of critical importance. The funding side of the balance sheet can be segregated into three broad categories, as follows: (i) funding with defined maturity dates; (ii) nonmaturity deposits; and (iii) perpetual funding.

•
Funding with defined maturity dates includes certificates of deposit and borrowed funds. The repricing analysis requires a twofold statement of behavior for each balance sheet category. It requires a cash flow schedule for principal and interest payments and a repricing schedule of rate adjustments. Once the cash flow and repricing projections are developed, the category can be analyzed for interest rate risk exposure.

•
Nonmaturity deposits tend to be a longer term, less volatile source of funds. Nonmaturing deposits have very short contractual lives. The Bank uses historical analysis to develop its decay assumptions, but it looks at aggregate account types rather than individual clients. The review analyzes both nonmaturity deposits as a whole and individual deposit categories.

•
Perpetual funding is the most stable and least costly source of funding. Its main component is equity capital. It has a zero interest rate and cannot be withdrawn by stockholders because of a rate change. In effect, it is a perpetual source of free funding.

To ensure a formal evaluation process, periodic independent evaluations will be conducted and documented. Such evaluation will consist primarily of: (i) an assessment of internal controls; (ii) an evaluation of data integrity; (iii) the appropriateness of the risk management system; (iv) the reasonableness of validity scenarios; (v) a review of the FMC policy; and (vi) validation of calculations. In addition, to ensure the model is working as expected a back test of the model will be completed at least annually.
All of the assumptions used in our analysis are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12 month horizon based upon parallel and nonparallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Nonparallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve.
Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one year period should not decline by more than 5% for a -100 basis point shift, 5% for a 100 basis point shift, 10% for a 200 basis point shift, 15% for a 300 basis point shift, and 20% for a 400 basis point shift.
The Company has several instruments that can be used to manage interest rate risk, including: (i) modifying the duration of interest-bearing liabilities; (ii) modifying the duration of interest-earning assets, including our investment portfolio; and (iii) entering into on balance sheet derivatives. As of December 31, 2019, we have not entered into instruments such as leveraged derivatives or financial options to mitigate interest rate risk from specific transactions. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk.

The FMC evaluates interest rate risk using a rate shock method and rate ramp method. In a rate shock analysis, rates change immediately and the change is sustained over the time horizon. In a rate ramp analysis, rate changes occur gradually over time.
The following tables summarize the simulated changes in net interest income and fair value of equity over a 12 month horizon using a rate shock and rate ramp method as of the dates indicated:

Hypothetical Change in Interest Rate - Rate Shock
	December 31, 2019		December 31, 2018
Change in Interest Rate (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	7.7%	(4.4)%	13.5%	(4.7)%
+200	5.6	(0.8)	9.4	(1.9)
+100	3.0	0.4	5.0	(0.2)
Base	—	—	—	—
-100	(3.6)%	0.1%	(6.1)%	(2.1)%

Hypothetical Change in Interest Rate - Rate Ramp
	December 31, 2019	December 31, 2018
Change in Interest Rate (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	9.1%	7.1%
+200	6.2	4.9
+100	3.1	2.5
Base	—	—
-100	(3.2)%	(3.0)%
The hypothetical change in net interest income as of December 31, 2019 in a down or up 100 basis point shock is mainly due to approximately 67% of earning assets repricing or maturing over the next 12 months. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans or those maturing in one year was 76%. The amount of adjustable loans causes the Company to see an increase in net interest income in a rising rate environment and a decline in net interest income in a declining rate environment.
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

Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data for the fiscal years ended December 31, 2019 and 2018:

	2019 Quarters				2018 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$55,180	$55,529	$54,192	$51,317	$47,068	$40,775	$36,906	$32,131
Interest expense	18,001	19,743	19,318	17,712	14,753	11,807	10,958	8,994
Net interest income	37,179	35,786	34,874	33,605	32,315	28,968	25,948	23,137
Provision for loan losses	19,350	4,850	2,850	2,850	4,500	3,000	3,000	3,000
Noninterest income	2,186	3,212	1,672	1,645	1,195	1,185	1,730	1,973
Noninterest expense	21,885	21,172	21,960	22,631	20,166	19,875	25,556	20,158
Income before taxes	(1,870)	12,976	11,736	9,769	8,844	7,278	(878)	1,952
Income tax expense (benefit)	(1,170)	2,592	2,297	419	(1,490)	924	(1,156)	(672)
Net income (loss)	(700)	10,384	9,439	9,350	10,334	6,354	278	2,624
Preferred stock dividends	—	—	—	175	525	525	525	525
Net income (loss) available to common stockholders	(700)	10,384	9,439	9,175	9,809	5,829	(247)	2,099
Share and Per Share Data:
Basic earnings (loss) per share(1)	$(0.01)	$0.22	$0.21	$0.20	$0.22	$0.15	$(0.01)	$0.07
Diluted earnings (loss) per share(1)	(0.01)	0.21	0.20	0.20	0.22	0.15	(0.01)	0.07
Book value per share	11.58	11.59	11.00	10.63	10.21	9.43	8.80	8.12
Weighted average common shares outstanding - basic	51,952,712	48,351,553	45,236,264	45,093,442	43,853,170	37,790,614	33,093,372	30,794,758
Weighted average common shares outstanding - diluted	52,748,312	49,164,549	46,211,780	45,960,267	44,920,448	38,778,624	34,291,222	32,097,870
Shares outstanding at end of period	51,969,203	51,969,203	45,367,641	45,202,370	45,074,322	40,261,480	35,496,278	31,135,720
(1) Quarterly common Earnings Per Share (‘‘EPS’’) and diluted EPS may not sum to the full fiscal year EPS and diluted EPS as a result of differences in the computed weighted average shares outstanding and rounding differences.

Overview
Highlights of our results for the fourth quarter of 2019 are summarized below:

•
Quarterly net loss of $700 thousand primarily driven by a $19 million provision for loan losses primarily from one impaired, commercial loan relationship that significantly deteriorated during the quarter. An additional discussion regarding the commercial loan relationship was previously discussed in the Allowance for Loan Losses section.

•	Fourth quarter 2019 loss per share (diluted) was $0.01 compared to income per share of $0.21 in the prior quarter and $0.22 in the fourth quarter of the previous year.

•	Loan growth for the quarter ended December 31, 2019 was $222 million or 6% from the previous quarter.

•	December 31, 2019 deposits grew by $266 million or 7% from the previous quarter.

Net Interest Income
Fourth quarter 2019 tax-equivalent net interest income was $38 million, a $5 million or 15% increase from the prior year and a $1 million or 4% increase from the previous quarter. Tax-equivalent net interest margin declined to 3.23% for the quarter compared to 3.51% for the same quarter in 2018, reflecting the impact of the declining rate environment.
The Company produced tax-equivalent interest income of $56 million for the fourth quarter of 2019, an increase of $8 million or 17% from the fourth quarter of 2018 and declined by $302 thousand or 1% from the previous quarter due to the declining interest rate environment. The year-over-year increase was the result of a $927 million increase in quarterly average earning assets that increased interest income by $12 million, but was offset by a decline in yields that reduced interest income by $4 million.
Fourth quarter 2019 interest expense was $18 million an increase of $3 million or 22% from the same quarter in 2018 and a $2 million or 9% decline from the prior quarter. The year-over-year increase was the result of a $763 million or 22% increase in the quarterly average of interest-bearing liabilities, which increased interest expense by $3 million. The decline in interest expense from the third quarter of 2019 was the result of changes to the interest-bearing deposit mix and the declining rate environment.
Provision for Loan Losses
The fourth quarter 2019 provision increased $15 million or 299% from the prior quarter and $15 million or 330% from the fourth quarter of 2018. The fourth quarter provision of $19 million was primarily the result of a previously disclosed, impaired, commercial loan relationship that continued to deteriorate during the quarter and loan growth.
Noninterest Income
Noninterest income increased $1 million in the fourth quarter of 2019 or 83% compared to the same quarter of 2018 and decreased $1 million or 32% lower compared to the third quarter of 2019. The Company continues to increase fee income due to asset and customer growth. In addition, the Company recorded $520 thousand of AFS gains and $338 thousand of income from the back-to-back swap program. The decline from the prior quarter was primarily due to swap fee activity and the change in methodology that occurred in the third quarter of 2019 related to the CVA adjustment. Prior to the third quarter, a default methodology was used to account for non-performance risk. The Company changed to a review of internal credit analysis performed by the Company. Management believes this change better aligns with the Company’s credit methodology and underwriting standards. This change increased the third quarter swap fees, net line item by approximately $800 thousand related to swaps closed on or before June 30, 2019.
Noninterest Expense
Noninterest expense for the fourth quarter of 2019 increased $2 million, or 9%, compared to the fourth quarter of 2018 and increased $713 thousand, or 3%, from the third quarter of 2019. Compared to the fourth quarter of 2018, salary and employment-related expenses increased $1 million due to an increase in employee headcount required to support growth, as well as data processing costs that increase based on our balance sheet growth and larger customer base. As compared to the third quarter of 2019, salary and employment-related expenses decreased $438 thousand due to strategic hiring decisions and an adjustment to the bonus accrual. FDIC insurance expense increased as a result of a bank credit received in the third quarter and professional fees increased $614 thousand due to our transition into a public company and activities within our loan portfolio.
Incomes Taxes
The effective tax rate for the fourth quarter of 2019 was not applicable as a result of a net loss. The effective tax rate was 20% in the third quarter of 2019 and (17)% for the fourth quarter of 2018. Quarter-over-quarter changes included a net loss and permanent tax differences. The year-over-year change was driven by a state tax credit received in the fourth quarter of 2018.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
The Company qualifies as an EGC under the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period when complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would apply to private companies; however, the EGC can still early adopt new or revised accounting standards, if applicable. We have elected to take advantage of this extended transition period, which means the financial statements in this prospectus, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to private companies, unless stated otherwise. This decision will remain in effect until the Company loses its EGC status.
Our most significant accounting policies are described in Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements. We identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Allowance for Loan Losses:

The ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.
The determination of the Company’s ALLL contains uncertainties because it requires management to make assumptions and judgments regarding future uncollectible amounts on the loan portfolio.

The Company has not made any material changes in the accounting methodology used to record the ALLL during the past three years.

Based on current applicable GAAP guidance, the Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record the ALLL.

See the Recent Accounting Pronouncements section for an update regarding Accounting Standard Update (‘‘ASU’’) 2016-13 that will impact the accounting methodology used to record the ALLL.

If actual results are materially different from the judgments and uncertainties made, the Company would be required to increase (decrease) its loan provision resulting in a decrease (increase) in net income

Investment Securities Impairment:

Periodically, the Company may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than- temporary basis. In any such instance, the Company would consider many factors, including the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and the near-term prospects of the issuer, expected cash flows, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss in securities gains (losses).

The determination of an investment impairment contains uncertainties because it requires management to make assumptions and judgments regarding future uncollectible amounts based on investments that have a lower market value than book value within the security portfolio.

The Company has not made any material changes in the accounting methodology used to evaluate whether an investment is other-than-temporarily impaired during the past three years.

Based on current applicable GAAP guidance, the Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record impaired securities.

See the Recent Accounting Pronouncements section for an update regarding ASU 2016-13 that will impact the accounting methodology used to record other-than-temporary impairments on securities.

If actual results are materially different from the judgments and uncertainties made, the Company would be required to impair the associated securities, resulting in a decline in net income, other comprehensive income, or both.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Deferred Tax Asset:

The Company accounts for income taxes in accordance with income tax accounting guidance. Accordingly, we record a net deferred tax asset or liability based on the tax effects of the differences between the book and tax bases of assets and liabilities. If currently available information indicates it is ‘‘more likely than not’’ that the net deferred tax asset will not be realized, a valuation allowance is established. Net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments and estimates are inherently subjective and reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our new deferred tax asset. A valuation allowance would result in additional income tax expense in such period, which would negatively affect earnings.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%.  As a result of enactment of the legislation, the Company incurred an additional one-time income tax expense of $3 million during the fourth quarter of fiscal 2017, primarily related to the re-measurement of certain deferred tax assets and liabilities. Since that time, no material changes in the methodology used to evaluate the deferred tax asset have occurred.

Based on current applicable GAAP guidance, the Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record the deferred tax asset.

In the event the Company was required to change the tax rate used to calculate the deferred tax asset, a rate decrease would result in a lower deferred tax asset and net income while a rate increase would result in a higher deferred tax asset and net income.

Fair Value of Financial Instruments:

ASC Topic 820, Fair Value Measurement defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.

The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or the observable date.

The Company has not made any material changes in the accounting methodology used to evaluate the fair market value of assets or liabilities when observable market prices and parameters are not available and management judgment is necessary.

Based on current applicable GAAP guidance, the Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record the fair market value of assets and liabilities.

The Company’s investment portfolio, derivatives, impaired loans, assets held-for-sale and foreclosed assets require management’s judgment to determine the asset’s value.

In the event the Company was required to decrease (increase) the investment portfolio’s fair value, the result would be a decline (increase) in total assets, OCI, and AOCI.

In the event the Company was required to decrease (increase) the fair market value of derivatives, assets held-for-sale and foreclosed assets, the result would be a decline (increase) in total assets and net income.

Impaired loans impact the ALLL. See the ALLL discussion above.

Recent Accounting Pronouncements
All significant accounting pronouncements are described in Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements. The Company has identified the following accounting pronouncements that due to the impact on the Company’s financial statements are critical to an understanding of our financial condition and results of operations.

Description of Accounting Standard Update	Anticipated Implementation Date	Impact to Financial Statements
ASU 2016-13:
Financial Instruments-Credit Losses

Requires an entity to utilize a new impairment model known as the current expected credit loss model to estimate its lifetime expected credit loss and record an allowance that, when deducted from amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.

Prior to year-end, the Company expected to implement the standard in 2020. Management decided additional parallel testing and further validation of the CECL model will improve reliability and sustainability of the model. If we maintain our EGC status, the Company is not required to implement this standard until January 2023.

The Company will monitor the progress and the requirements related to adoption. A discussion regarding the current status of our CECL progress is provided in Note 1 of the Consolidated Financial Statements.

The Company continues to validate the model. As a result, an estimate of the impact to our financial statements is not yet available.
ASU 2016-02:
Leases (Topic 842)

Requires lessees and lessors to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.

The update requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach with the option to elect certain practical expedients.
	As a result of ASU 2019-10, the Company adjusted its expected implementation date of the lease accounting update. The Company anticipates implementing this standard as of January 1, 2021.	The Company anticipates the ASU will have an immaterial impact to the balance sheet and income statement based on the number and nature of our operating leases and service contracts.
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. Some of the financial measures included in this prospectus are not measures of financial performance recognized by GAAP. These non-GAAP financial measures are used by management to evaluate our performance. A financial measure is considered non-GAAP if the measure: (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in its most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows of the issuer; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure calculated and presented in accordance with GAAP.
The non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP financial measures may differ from that of other companies reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this prospectus when comparing such non-GAAP financial measures.
We calculate ‘‘non-GAAP core operating income’’ as net income adjusted to remove non-recurring or non-core income and expense items related to:

•
Restructuring charges associated with the transition of our former CEO - In connection with the departure of our former CEO in the second quarter of 2018, we incurred restructuring charges related to the acceleration of certain stock-based compensation and employee costs.

•
Impairment charges associated with two buildings that were held-for-sale - We acquired a new, larger corporate headquarters to accommodate our business needs, which eliminated the need for two smaller support buildings. The two smaller support buildings had been acquired recently and were extensively remodeled, which resulted in a difference between book and market value for those assets. We sold one of the buildings in 2018. The remaining building was sold during the second quarter of 2019.

•
State tax credits as a result of the purchase and improvement of our new corporate headquarters − We acquired a new, larger corporate headquarters to accommodate our business needs. Our purchase and improvement of the new headquarters resulted in state tax credits.

•
One time charge to income related to the 2017 Tax Act - Our corporate income tax rate was reduced as a result of the 2017 Tax Act, which caused a revaluation of our deferred tax assets and liabilities. We were required to write down the value of the net deferred tax assets based upon the difference between the then current tax rate and the new tax rate, resulting in a one time charge to income.

The most directly comparable GAAP financial measure for non-GAAP core operating income is net income.
We calculate ‘‘non-GAAP core operating return on average assets’’ as non-GAAP core operating income (as defined above) divided by average assets. The most directly comparable GAAP financial measure is return on average assets, which is calculated as net income divided by average assets.
We calculate ‘‘non-GAAP core operating return on average common equity’’ as non-GAAP core operating income (as defined above) less preferred dividends divided by average common equity. The most directly comparable GAAP financial measure is return on average common equity, which is calculated as net income less preferred dividends divided by average common equity.
Management believes that non-GAAP core operating income, non-GAAP core operating return on average assets and non-GAAP core operating return on average common equity removes events that are not recurring and not part of core business activities and are useful analytical tools for investors to compare periods excluding these non-recurring or non-core expenses and charges.
The following tables reconcile, as of the dates set forth below, net income to non-GAAP core operating income, non-GAAP core operating return on average assets and non-GAAP core operating return on average common equity:

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-GAAP core operating income:
Net income	$28,473	$19,590	$5,849	$10,311	$7,469
Add: restructuring charges	—	4,733	—	—	—
Less: tax effect(1)	—	1,381	—	—	—
Restructuring charges, net of tax	—	3,352	—	—	—
Add: fixed asset impairments	424	171	1,903	—	—
Less: tax effect(2)	109	44	737	—	—
Fixed asset impairments, net of tax	315	127	1,166	—	—
Add: state tax credit(3)	(1,361)	(3,129)	—	—	—
Add: 2017 Tax Cut and Jobs Act(3)	—	—	2,701	—	—
Non-GAAP core operating income	$27,427	$19,940	$9,716	$10,311	$7,469
(1) Represents the tax impact of the adjustments above at a tax rate of 25.73%, plus a permanent tax benefit associated with stock-based grants that were exercised prior to our former CEO’s departure.
(2) Represents the tax impact of the adjustments above at a tax rate of 25.73% for fiscal years 2019 and 2018 and 38.73% for fiscal years prior to 2018.
(3) No tax effect.

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-GAAP core operating return on average assets:
Net income	$28,473	$19,590	$5,849	$10,311	$7,469
Non-GAAP core operating income	27,427	19,940	9,716	10,311	7,469
Average assets	$4,499,764	$3,494,655	$2,452,797	$1,839,563	$1,410,447
Return on average assets	0.63%	0.56%	0.24%	0.56%	0.53%
Non-GAAP core operating return on average assets	0.61%	0.57%	0.40%	0.56%	0.53%

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-GAAP core operating return on average equity:
Net income	$28,473	$19,590	$5,849	$10,311	$7,469
Non-GAAP core operating income	27,427	19,940	9,716	10,311	7,469
Less: Preferred stock dividends	175	2,100	2,100	2,100	2,066
Net income available to common stockholders	28,298	17,490	3,749	8,211	5,403
Non-GAAP core operating income available to common stockholders	27,252	17,840	7,616	8,211	5,403
Average common equity	$526,225	$327,446	$245,193	$149,132	$117,343
GAAP return on average common equity	5.38%	5.34%	1.53%	5.51%	4.60%
Non-GAAP core operating return on common equity	5.18%	5.45%	3.11%	5.51%	4.60%

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
Management believes that tangible stockholders’ equity and tangible book value per share are important to many investors in the marketplace who are interested in changes from period to period in our stockholders’ equity, exclusive of changes in intangible assets. The following tables reconcile, as of the dates set forth below, total stockholders’ equity to tangible stockholders’ equity and presents tangible book value per share compared to book value per share:

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Tangible common stockholders’ equity and tangible book value per share:
Stockholders’ equity	$601,644	$490,336	$287,147	$214,837	$160,004
Less: Goodwill and other intangible assets	7,694	7,796	7,897	7,998	8,100
Less: Preferred stock	—	30,000	30,000	30,000	30,000
Tangible common stockholders’ equity	$593,950	$452,540	$249,250	$176,839	$121,904
Shares outstanding at end of period	51,969,203	45,074,322	30,686,256	25,194,872	19,661,718
Book value per share	$11.58	$10.21	$8.38	$7.34	$6.61
Tangible book value per share	$11.43	$10.04	$8.12	$7.02	$6.20

During the fourth quarter of 2019, the Company modified the "non-GAAP core operating efficiency ratio" to include the effect of our tax-free municipal security portfolio. The tax-equivalent interest income is broken out as a separate line item within the table below. Management believes the addition of the tax-equivalent interest income will help investors understand the Company's strategy to invest in tax-free municipal securities and how it impacts the non-GAAP core operating efficiency ratio.
We calculate ‘‘non-GAAP core operating efficiency ratio - tax-equivalent’’ as noninterest expense adjusted to remove non-recurring noninterest expenses as defined under non-GAAP core operating income divided by the sum of net interest income on a tax-equivalent basis and noninterest income adjusted to remove non-recurring noninterest income as defined under non-GAAP core operating income. Management believes that the non-GAAP core operating efficiency ratio is important to many investors because the ratio removes events that are not recurring or not part of core business activities and is a useful analytical tool. The most directly comparable GAAP financial measure is the efficiency ratio, which is calculated as noninterest expense divided by the sum of net interest income and noninterest income.
The following tables provide the calculation of the non-GAAP core operating efficiency ratio- tax-equivalent:

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-GAAP core operating efficiency ratio - tax-equivalent:
Noninterest expense	$87,648	$85,755	$62,089	$40,587	$30,562
Less: Restructuring charges	—	4,733	—	—	—
Non-GAAP noninterest expense (numerator)	87,648	81,022	62,089	40,587	30,562
Net interest income	141,444	110,368	74,818	54,053	42,267
Tax-equivalent interest income	2,522	3,099	5,439	4,001	2,637
Noninterest income	8,715	6,083	3,679	3,407	2,365
Add: Fixed asset impairments	424	171	1,903	—	—
Non-GAAP operating revenue (denominator)	$153,105	$119,721	$85,839	$61,461	$47,269
Efficiency ratio	58.37%	73.64%	79.10%	70.64%	68.48%
Non-GAAP core operating efficiency ratio - tax-equivalent	57.25%	67.68%	72.33%	66.04%	64.66%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The information included under the caption “Interest Rate Sensitivity” in the MD&A beginning on page 68 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
CrossFirst Bankshares, Inc.
Leawood, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CrossFirst Bankshares, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under PCAOB standards. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting under PCAOB standards.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2009.

Kansas City, Missouri
March 10, 2020

CrossFirst Bankshares, Inc.
Consolidated Balance Sheets

	As of December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and cash equivalents	$187,320	$216,541
Available-for-sale securities - taxable	298,208	296,133
Available-for-sale securities - tax-exempt	443,426	367,545
Premises and equipment, held for sale	—	3,444
Loans, net of allowance for loan losses of $56,896 and $37,826 at December 31, 2019 and 2018, respectively	3,795,348	3,022,921
Premises and equipment, net	70,210	74,945
Restricted equity securities	17,278	14,525
Interest receivable	15,716	14,092
Foreclosed assets held for sale	3,619	—
Deferred tax asset	13,782	16,316
Goodwill and other intangible assets, net	7,694	7,796
Bank-owned life insurance	65,689	63,811
Other	12,943	9,146
Total assets	$4,931,233	$4,107,215
Liabilities and stockholders’ equity
Deposits
Noninterest bearing	$521,826	$484,284
Savings, NOW and money market	2,162,187	1,714,136
Time	1,239,746	1,009,677
Total deposits	3,923,759	3,208,097
Federal funds purchased and repurchase agreements	14,921	75,406
Federal Home Loan Bank advances	358,743	312,985
Other borrowings	921	884
Interest payable and other liabilities	31,245	19,507
Total liabilities	4,329,589	3,616,879
Stockholders’ equity
Redeemable preferred stock, $0.01 par value, $25 liquidation value:
authorized - 5,000,000 shares, issued - 0 and 1,200,000 shares at December 31, 2019 and 2018, respectively	—	12
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 51,969,203 and 45,074,322 shares at December 31, 2019 and 2018, respectively	520	451
Additional paid-in capital	519,870	454,512
Retained earnings	64,888	38,567
Other	(85)	(196)
Accumulated other comprehensive income (loss)	16,451	(3,010)
Total stockholders’ equity	601,644	490,336
Total liabilities and stockholders’ equity	$4,931,233	$4,107,215

See Notes to Consolidated Financial Statements	83

CrossFirst Bankshares, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Interest Income
Loans, including fees	$191,527	$130,075	$75,245
Available-for-sale securities - Taxable	8,540	7,972	4,925
Available-for-sale securities - Tax-exempt	12,011	14,757	15,539
Deposits with financial institutions	3,053	3,096	1,430
Dividends on bank stocks	1,087	980	677
Total interest income	216,218	156,880	97,816
Interest Expense
Deposits	67,668	39,372	18,676
Fed funds purchased and repurchase agreements	592	1,068	294
Advances from Federal Home Loan Bank	6,367	5,841	3,904
Other borrowings	147	231	124
Total interest expense	74,774	46,512	22,998
Net Interest Income	141,444	110,368	74,818
Provision for Loan Losses	29,900	13,500	12,000
Net Interest Income after Provision for Loan Losses	111,544	96,868	62,818
Noninterest Income
Service charges and fees on customer accounts	604	444	1,201
Gain on sale of available-for-sale debt securities	987	538	406
Impairment of premises and equipment held for sale	(424)	(171)	(1,903)
Gain on sale of loans	207	827	827
Income from bank-owned life insurance	1,878	1,969	1,452
Swap fee income, net	2,753	285	—
ATM and credit card interchange income	1,785	1,224	706
Other noninterest income	925	967	990
Total noninterest income	8,715	6,083	3,679
Noninterest Expense
Salaries and employee benefits	57,114	56,118	39,461
Occupancy	8,349	8,214	5,803
Professional fees	2,964	3,320	3,060
Deposit insurance premiums	2,787	3,186	1,575
Data processing	2,544	1,995	1,441
Advertising	2,455	2,691	2,648
Software and communication	3,317	2,630	1,961
Equipment costs, other asset depreciation and amortization	1,734	1,788	1,272
Other noninterest expense	6,384	5,813	4,868
Total noninterest expense	87,648	85,755	62,089
Net Income Before Taxes	32,611	17,196	4,408
Income tax expense (benefit)	4,138	(2,394)	(1,441)
Net Income	$28,473	$19,590	$5,849
Basic Earnings Per Share(1)	$0.59	$0.48	$0.12
Diluted Earnings Per Share(1)	$0.58	$0.47	$0.12
(1) Share data has been adjusted to reflect a 2-for-1 stock split effected in the form of a dividend on December 21, 2018.

See Notes to Consolidated Financial Statements	84

CrossFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net Income	$28,473	$19,590	$5,849
Other Comprehensive Income
Unrealized gain (loss) on available-for-sale securities	26,682	(12,755)	14,975
Less: income tax (benefit)	6,545	(3,125)	4,539
Unrealized gain (loss) on available-for-sale securities, net of income tax (benefit)	20,137	(9,630)	10,436
Reclassification adjustment for realized gains included in income	987	538	405
Less: income tax	242	132	150
Less: reclassification adjustment for realized gains included in income, net of income tax	745	406	255
Other comprehensive income (loss)	19,392	(10,036)	10,181
Comprehensive Income	$47,865	$9,554	$16,030

See Notes to Consolidated Financial Statements	85

CrossFirst Bankshares, Inc.
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Retained		Accumulated Other Comprehensive
	Shares	Amount	Shares(1)	Amount(1)	Capital	Earnings(1)	Other	Income (Loss)	Total
	(Dollars in thousands)
December 31, 2016	1,200,000	$12	25,194,872	$252	$197,812	$21,384	$(313)	$(4,310)	$214,837
Net income	—	—	—	—	—	5,849	—	—	5,849
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	—	10,181	10,181
Reclassification of stranded tax effects due to Tax Cuts and Jobs Act	—	—	—	—	—	(1,155)	—	1,155	—
Issuance of shares	—	—	5,448,744	55	55,729	(28)	—	—	55,756
Issuance of shares from equity-based awards	—	—	42,640	—	179	—	—	—	179
Preferred dividends declared	—	—	—	—	—	(2,100)	—	—	(2,100)
Employee receivables from sale of stock	—	—	—	—	13	—	57	—	70
Share-based compensation	—	—	—	—	2,247	—	—	—	2,247
Employee stock purchase plan additions	—	—	—	—	128	—	—	—	128
December 31, 2017	1,200,000	12	30,686,256	307	256,108	23,950	(256)	7,026	287,147
Net income						19,590			19,590
Change in unrealized depreciation on available-for-sale securities	—	—	—	—	—	—	—	(10,036)	(10,036)
Issuance of shares	—	—	14,805,128	148	204,141	(74)	—	—	204,215
Issuance of shares from equity-based awards	—	—	352,746	4	(2,134)	(1)	—	—	(2,131)
Retired shares	—	—	(769,808)	(8)	(8,218)	(2,798)	—	—	(11,024)
Preferred dividends declared	—	—	—	—	—	(2,100)	—	—	(2,100)
Employee receivables from sale of stock	—	—	—	—	11	—	60	—	71
Share-based compensation	—	—	—	—	4,439	—	—	—	4,439
Employee stock purchase plan additions	—	—	—	—	165	—	—	—	165
December 31, 2018	1,200,000	$12	45,074,322	$451	$454,512	$38,567	$(196)	$(3,010)	$490,336

See Notes to Consolidated Financial Statements	86

	Preferred Stock		Common Stock		Additional Paid in	Retained		Accumulated Other Comprehensive
	Shares	Amount	Shares(1)	Amount(1)	Capital	Earnings(1)	Other	Income (Loss)	Total
	(Dollars in thousands)
December 31, 2018	1,200,000	$12	45,074,322	$451	$454,512	$38,567	$(196)	$(3,010)	$490,336
Net income	—	—	—	—	—	28,473	—	—	28,473
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	—	19,392	19,392
Issuance of shares	—	—	6,851,213	68	88,803	—	—	—	88,871
Issuance of shares from equity-based awards	—	—	53,668	1	(246)	—	—	—	(245)
Retired shares	(1,200,000)	(12)	(10,000)	—	(30,088)	(55)	—		(30,155)
Preferred dividends declared	—	—	—	—	—	(175)	—	—	(175)
Employee receivables from sale of stock	—	—	—	—	6	—	111	—	117
Share-based compensation	—	—	—	—	4,688	—	—	—	4,688
Employee stock purchase plan additions	—	—	—	—	36	—	—	—	36
Adoption of ASU 2016-01	—	—	—	—	—	(69)	—	69	—
Adoption of ASU 2018-07, net of tax of $306	—	—	—	—	2,159	(1,853)	—	—	306
December 31, 2019	—	$—	51,969,203	$520	$519,870	$64,888	$(85)	$16,451	$601,644
(1) Share data has been adjusted to reflect a 2-for-1 stock split effected in the form of a dividend on December 21, 2018.

See Notes to Consolidated Financial Statements	87

CrossFirst Bankshares, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Operating Activities
Net income	$28,473	$19,590	$5,849
Items not requiring (providing) cash
Depreciation and amortization	5,318	4,675	3,057
Provision for loan losses	29,900	13,500	12,000
Accretion of discounts and amortization of premiums on securities	5,568	5,340	5,357
Equity based compensation	4,725	4,604	2,375
(Gain) loss on disposal of fixed assets	101	(4)	(9)
Gain on sale of loans	(207)	(827)	(827)
Deferred income taxes	(3,486)	(239)	(3,206)
Net increase in bank-owned life insurance	(1,878)	(1,969)	(1,452)
Net gains on available-for-sale debt and equity securities	(1,049)	(538)	(406)
Impairment of assets held for sale	424	171	1,903
Dividends on Federal Home Loan Bank stock	(1,083)	(975)	(675)
Stock dividends on Community Reinvestment Act mutual fund	(49)	(47)	(44)
Changes in
Interest receivable	(1,624)	(1,883)	(3,410)
Other assets	(3,565)	(3,136)	(3,172)
Other liabilities	12,262	7,588	5,480
Net cash provided by operating activities	73,830	45,850	22,820
Investing Activities
Net change in loans	(805,946)	(1,066,483)	(705,838)
Purchases of available-for-sale securities	(233,116)	(209,290)	(208,539)
Proceeds from maturities of available-for-sale securities	75,478	47,157	47,491
Proceeds from sale of available-for-sale securities	100,907	183,987	61,701
Proceeds from the sale of foreclosed assets	—	—	55
Purchase of premises and equipment	(850)	(42,832)	(16,517)
Purchase of restricted equity securities	(2,792)	(1,766)	(5,611)
Proceeds from the sale of fixed assets	3,324	1,862	20
Proceeds from sale of restricted equity securities	1,121	2,919	167
Purchase of bank-owned life insurance	—	—	(25,000)
Net cash used in investing activities	(861,874)	(1,084,446)	(852,071)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts	485,593	646,634	372,225
Net increase in time deposits	230,069	258,099	236,838
Net (decrease) increase in fed funds purchased and repurchase agreements	(60,485)	36,784	17,347
Proceeds from line of credit	—	35,000	—
Repayment of line of credit	—	(35,000)	(10,000)
Proceeds from Federal Home Loan Bank advances	105,000	43,000	148,000
Repayment of Federal Home Loan Bank advances	(59,242)	(24,230)	(39,218)
Net proceeds (repayments) of Federal Home Loan Bank line of credit	—	(25,000)	25,000

See Notes to Consolidated Financial Statements	88

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Retirement of preferred stock	(30,000)	—	—
Issuance of common shares, net of issuance cost	88,324	203,848	55,756
Proceeds from employee stock purchase plan	547	367	235
Common stock purchased and retired	(155)	(11,024)	—
Acquisition of common stock for tax withholding obligations	(245)	(2,132)	(55)
Net decrease in employee receivables	117	71	71
Dividends paid on preferred stock	(700)	(2,100)	(2,100)
Net cash provided by financing activities	758,823	1,124,317	804,099
Increase (decrease) in cash and cash equivalents	(29,221)	85,721	(25,152)
Cash and cash equivalents, beginning of period	216,541	130,820	155,972
Cash and cash equivalents, end of period	$187,320	$216,541	$130,820
Supplemental Cash Flows Information
Interest paid	$73,057	$45,414	$22,254
Income taxes paid (received)	(29)	29	4,926
Foreclosed assets in settlement of loans	3,619	—	—
Dividends declared and unpaid on preferred stock	$—	$525	$525

See Notes to Consolidated Financial Statements	89

CrossFirst Bankshares, Inc.
Notes to Consolidated Financial Statements
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (consolidated) (the ‘‘Company’’), a Kansas corporation, was incorporated in December 2017. Prior to incorporation, the Company was registered as a limited liability company under the name CrossFirst Holdings, LLC. The Company is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiaries, CrossFirst Bank (a subsidiary of CrossFirst Bankshares, Inc.) (the ‘‘Bank’’) and CFSA, LLC (a subsidiary of CrossFirst Bankshares, Inc.) (‘‘CFSA’’), which holds title to certain assets. In addition, CrossFirst Investments, Inc. is a wholly-owned subsidiary of CrossFirst Bank, which holds investments in marketable securities.
The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas and (vii) Frisco, Texas (established in 2020) (‘‘Our Markets’’). The Bank is subject to competition from other financial institutions and the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States (‘‘GAAP’’). The consolidated financial statements include the accounts of the Company; the Bank and its wholly-owned subsidiary, CrossFirst Investments, Inc.; and CFSA. All significant intercompany accounts and transactions were eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of deferred tax assets, other-than-temporary impairments (‘‘OTTI’’), stock based compensation, derivatives, and fair values of financial instruments.
Change in Presentation Due to Stock Split
On December 18, 2018, the Company announced a 2-for-1 stock split, effected in the form of a dividend, effective December 21, 2018. Share data and per share data were retroactively adjusted for the periods presented to reflect the change in capital structure.
Changes Affecting Comparability
For the year ended December 31, 2019, the Company broke-out several line items within the Consolidated Statements of Income that were previously consolidated. As a result, changes within the Consolidated Statements of Income in the prior periods were made to conform to the current period presentation. The break-outs: (i) better align with the break-out on the Consolidated Balance Sheets or (ii) provide additional detail about our operations. The changes had no impact on net income.
Operating Segments
An operating segment is a component of an entity that has separate financial information related to its business activities and is reviewed by the chief operating decision maker on a regular basis to allocate resources and assess performance. The Company identifies Our Markets as operating segments. Our Markets provide similar products and services using a similar process to a similar customer base. Our products and services include, but are not limited to, loans; checking and savings accounts; time deposits and credit cards. Loan products include commercial, real estate, consumer, and SBA lending. The regulatory environment is the same for Our Markets as well. The chief operating decision maker monitors the revenue and costs of Our Markets; however, operations are managed, including allocation of resources, and financial performance is evaluated on a Company-wide basis. As a result, Our Markets are aggregated into one reportable segment.

Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019, cash equivalents consisted primarily of federal funds sold and both interest-bearing and noninterest bearing accounts with other banks. Approximately $147 million of the Company’s cash and cash equivalents were held at the Federal Reserve Bank of Kansas City at December 31, 2019. The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2019 was approximately $63 million. In addition, the Company is required from time to time to place cash collateral with a third party as part of its back-to-back swap agreements. At December 31, 2019, $18 million was required as cash collateral. At December 31, 2019, the Company’s cash accounts, excluding funds at the Federal Reserve Bank and funds required as cash collateral, exceeded federally insured limits by $19 million.
Securities
Debt securities for which the Company has no immediate plan to sell but which may be sold in the future, are classified as available-for-sale (‘‘AFS’’) and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method.
Equity securities for which the Company has no immediate plan to sell but which may be sold in the future are classified as available-for-sale and recorded at fair value with unrealized gains and losses included in earnings. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an OTTI has occurred. For available-for-sale securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.
Nonperforming Loans
Nonperforming loans are loans for which we do not accrue interest income. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. A credit is considered well secured if it is secured by collateral in the form of liens or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full or is secured by the guaranty of a financially responsible party. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. When payments are received on nonaccrual loans, payments are applied to principal unless there is a clear indication that the quality of the loan has improved to the point that it can be placed back on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses
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
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers unclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on an individual loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral, if the loan is collateral dependent.
Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.
Premises and Equipment
Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.
The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	35-40 years
Leasehold improvements	5-15 years
Furniture and fixtures	5-7 years
Equipment	3-5 years

Long-Lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
Restricted Equity Securities
Restricted equity securities includes investments in FHLB Topeka, Bankers’ Bank of Kansas and Bankers Bank stock. FHLB Topeka is a Federal Home Loan Bank and its stock is a required investment for institutions that are members of the Federal Home Loan System. The required investment in the common stock is based on a predetermined formula. The Bankers’ Bank of Kansas and Bankers Bank are correspondent banks located in Wichita, Kansas and Oklahoma City, Oklahoma, respectively. Each of these investments is carried at cost and evaluated for impairment.
Bank-Owned Life Insurance
The Company has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Foreclosed Assets Held-for-Sale
Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expenses from foreclosed assets.
Goodwill
Goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
Core Deposit Intangible
The core deposit intangible represents the identified intangible asset relating to the deposit relationships acquired in past business combinations. The value of the core deposit intangible is based primarily upon the expected future benefits of earnings capacity attributable to those deposits.
Stock-Based Compensation
The Company accounts for all stock-based compensation transactions in accordance with Accounting Standard Codification (‘‘ASC’’) 718, Compensation - Stock Compensation, which requires that stock compensation transactions be recognized as compensation expense in the consolidated statement of income and other comprehensive income based on their fair values on the measurement date. The Company recognizes forfeitures as they occur. New shares are issued upon exercise of an award. The Company records permanent tax differences through the income tax provision upon vesting or exercise of a stock-based award. The various stock-based compensation plans are described more fully in Note 18.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (i) the assets have been isolated from the Company put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Income Taxes
The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: (i) current; and (ii) deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability or balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term, more likely than not, means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries. Due to the carry forward of federal net operating losses, all prior years remain subject to examination by federal tax authorities.

Earnings Per Share
Basic earnings per share represent net income available to common stockholders divided by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect additional potential shares that would have been outstanding if dilutive potential common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common stock that may be issued by the Company is determined using the treasury stock method.
Fair Values of Financial Instruments
The Company follows the applicable accounting guidance for fair value measurements and disclosures for all applicable financial and nonfinancial assets and liabilities. ASC 820, Fair Value Measurements and Disclosures (‘‘ASC 820’’), defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Company values financial instruments based upon quoted market prices, where available. If market prices are not available, fair value is based on pricing models that use available information including quoted prices for similar assets or liabilities in active markets, market indicators, and industry and economic events. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.
Transfers between Fair Value Hierarchy Levels
Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.
Derivative Financial Instruments
ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how the entity accounts for derivative instruments and related hedged items; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative instruments.
As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.
In accordance with the Financial Accounting Standards Board's (‘‘FASB’’) fair value measurement guidance in Accounting Standard Updated (‘‘ASU’’) 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counter-party portfolio.
Initial Public Offering
On August 19, 2019, the Company completed its initial public offering (‘‘IPO’’) of common shares. The Company issued and sold 5,750,000 common shares at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $76 million from the IPO. In addition, certain selling stockholders participated in the offering and sold an aggregate of 1,261,589 common shares at a public offering price of $14.50 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders.
On September 17, 2019, the underwriters partially exercised their option to purchase additional shares. The Company issued and sold 844,362 common shares at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $11 million.

As of December 31, 2019, the Company qualified as an emerging growth company (‘‘EGC’’) under the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’). An EGC may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Amongst the reductions and reliefs, the Company elected to extend the transition period for complying with new or revised accounting standards affecting public companies. This means that the financial statements the Company files or furnishes, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.
Recent Accounting Pronouncements
The following ASUs represent changes to current accounting guidance that will be adopted in future years:

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates	Effective immediately, but included here for informational purposes as it relates to the ASU listed in the ‘‘description’’ section.
Amended the mandatory effective dates for all entities related to: (i) credit losses - ASU 2016-13; (ii) goodwill - ASU 2017-04; (iii) leases - ASU 2016-02; and (iv) hedging - ASU 2017-12

The amended dates were incorporated into the “anticipated date of adoption” section for the appropriate ASU below.

No expected impact to the financial statements, but delays certain ASUs for private companies, smaller reporting companies and EGCs that elected to use the private company effective dates for new or revised accounting standards.

If a company loses its EGC status during the fiscal year, the company would be required to review all ASUs as a PBE and adopt any ASU effective for PBEs as of the first day of that year.

ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software
ASU 2018-15 will be effective for the Company on December 31, 2021.

Early adoption is permitted including adoption in any interim period. The amendments will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software.
At this time, an estimate of the impact to the Company’s financial statements is not known.
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework
ASU 2018-13 will be effective for the Company on January 1, 2020.

Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.

Improves the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information. The amendments modify certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.
ASU 2018-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2017-04 Intangibles-Goodwill and Other (Topic 250)-Simplifying the Test for Goodwill Impairment	ASU 2017-04 will be effective for the Company in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual impairment tests beginning in 2017.
Eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. An entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.
ASU 2016-13 Financial Instruments-Credit Losses
Prior to year-end, the Company expected to implement the standard in 2020. Management decided additional parallel testing and further validation of the Current Expected Credit Losses (‘‘CECL’’) model will improve reliability and sustainability of the model. If we maintain our EGC status, the Company is not required to implement this standard until January 2023.

The Company will monitor the progress and the requirements related to adoption.

Requires an entity to utilize a new impairment model known as the current expected credit loss model to estimate its lifetime expected credit loss and record an allowance that, when deducted from amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.

The Company has established a committee of individuals from applicable departments to oversee the implementation process.

The Company implemented a third-party software solution and completed the software implementation phase of the transition. The software implementation phase included data capture and portfolio segmentation amongst other items.

The Company has completed an initial parallel run using 2019 data and completed a second parallel during the fourth quarter of 2019.

The Company is currently evaluating the internal control changes that will be necessary to transition to the third-party platform.

At this time, an estimate of the impact cannot be established as the Company continues to evaluate the inputs into the model. The actual impact could be significantly affected by the composition, characteristics, and quality of the underlying loan portfolio at the time of adoption.

ASU 2016-02 Leases (Topic 842)
The Company expects to implement this standard in 2021 if EGC status is maintained.

If the Company loses its EGC status in 2020, the Company would be required to implement the ASU as of the beginning of 2020.

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

The Company expects to apply the update as of the beginning of the period of adoption and the Company does not plan to restate comparative periods. The Company expects to elect certain optional practical expedients.

The Company gathered all potential lease and embedded lease agreements during 2019 and is evaluating the applicability and impact to the financial statements.

The Company’s current operating leases relate primarily to three branch locations, as well as a future lease obligation mentioned in the subsequent event note. Based on these current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on its balance sheet, with an immaterial impact to its income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date.

Accounting Guidance Adopted During Fiscal Year 2019, 2018, and 2017
The Company implemented the following ASUs during 2019:

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-07 - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 2019 Early adoption
Expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, excluding share-based payments used to effectively provide: (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments include: (i) grants are measured at grant-date fair value of the equity instruments; (ii) equity-classified nonemployee share-based payment awards are measured at the grant date;
(iii) performance based awards are measured based on the probability of satisfying the performance conditions and (iv) in general, non-employee share-based payment awards will continue to be subject to the requirements of ASC 718 unless modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instrument have been satisfied, and the nonemployee is no longer providing goods or services.

The Company had 216,960 stock-based awards to non-employees as of the implementation date, including 116,960 performance-based restricted stock units. The adoption of the ASU allowed the Company to: (i) set the fair market value of the non-employee awards as of the adoption date; and (ii) start to expense the performance-based restricted stock units based on the probability of satisfying the performance conditions.

Adoption of ASU 2018-07 required the Company to make a one time transfer of $2 million from retained earnings to additional paid in capital.

In addition, the Company recorded a $306 thousand deferred tax asset that was offset with retained earnings to account for the tax impact.

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
The Company transferred $69 thousand from accumulated other comprehensive loss to retained earnings in January 2019. There was no impact to the income statement on the adoption date.
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

Replaced nearly all existing revenue recognition guidance, including industry specific guidance, established a new control based revenue recognition model, changed the basis for deciding when revenue is recognized over time or at a point in time, provided new and more detailed guidance on specific topics and expands and improves disclosures about revenue.

The accounting update did not materially impact the financial statements or recognition of revenues.

The update did not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream.

In addition, the Company’s noninterest income is generated by customer transactions or through the passage of time and as a result the pattern or timing of income recognition was not impacted.

The Company implemented the following ASUs during 2018:

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-02 - Income Statement Reporting Comprehensive Income (Topic 220)	February 2018, retrospectively applied to 2017	Allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.	A reclassification totaling $1 million related to items recognized in accumulated other comprehensive income.
ASU 2017-09 Compensation -Stock Compensation (Topic 718): Scope of Modification Accounting	January 2018
Provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (i) The fair value does not change as a result of the modification or the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;
(ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The adoption of ASU 2017-09 did not have a significant impact on the Company’s consolidated financial statements.
The Company implemented the following ASUs during 2017:

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2017-08 Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	December 2017	Shortened the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date.	The adoption of ASU 2017-08 did not have a significant impact on the Company’s consolidated financial statements.
ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	December 2017
Simplified several aspects of the accounting for share-based payment transactions. The simplification includes: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) excess tax benefits are classified as an operating activity; (iii) allowing an entity wide accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur; (iv) permitting the withholding tax threshold to qualify for equity classification to the maximum statutory tax rates in the applicable jurisdictions; and (v) clarifying cash paid by an employer when directly withholding shares to tax- withholding purposes should be classified as a financing activity.

The Company early adopted ASU 2016-09. The Company elected to account for forfeitures when they occur. The impact to the 2017 consolidated financial statements was approximately $70 thousand in income tax benefits.

Note 2: Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Earnings per Share
Net income	$28,473	$19,590	$5,849
Less: preferred stock dividends	175	2,100	2,100
Net income available to common stockholders	$28,298	$17,490	$3,749
Weighted average common shares	47,679,184	36,422,612	30,086,530
Earnings per share	$0.59	$0.48	$0.12
Dilutive Earnings Per Share
Net income available to common stockholders	$28,298	$17,490	$3,749
Weighted average common shares	47,679,184	36,422,612	30,086,530
Effect of dilutive shares	896,951	1,069,955	876,894
Weighted average dilutive common shares	48,576,135	37,492,567	30,963,424
Diluted earnings per share	$0.58	$0.47	$0.12
Dilutive shares not included because to do so would be antidilutive	521,659	407,852	486,784

Note 3: Securities
Available-for-Sale Debt and Equity Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale debt and equity securities consisted of the following:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$151,037	$1,668	$193	$152,512
Collateralized mortgage obligations - GSE residential	128,876	625	289	129,212
State and political subdivisions	436,448	19,996	104	456,340
Corporate bonds	1,321	88	—	1,409
Total available-for-sale debt securities	717,682	22,377	586	739,473
Equity securities
Mutual funds	2,190	—	29	2,161
Total equity securities	2,190	—	29	2,161
Total available-for-sale securities	$719,872	$22,377	$615	$741,634

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$131,215	$162	$2,090	$129,287
Collateralized mortgage obligations - GSE residential	154,110	287	1,771	152,626
State and political subdivisions	378,595	3,908	4,445	378,058
Corporate bonds	1,613	70	26	1,657
Total available-for-sale debt securities	665,533	4,427	8,332	661,628
Equity securities
Mutual funds	2,141	—	91	2,050
Total equity securities	2,141	—	91	2,050
Total available-for-sale securities	$667,674	$4,427	$8,423	$663,678

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$70,681	$15	$801	$69,895
Collateralized mortgage obligations - GSE residential	95,478	94	1,290	94,282
State and political subdivisions	522,131	12,961	1,741	533,351
Corporate bonds	3,900	106	—	4,006
Total available-for-sale debt securities	692,190	13,176	3,832	701,534
Equity securities
Mutual funds	2,094	—	47	2,047
Total equity securities	2,094	—	47	2,047
Total available-for-sale securities	$694,284	$13,176	$3,879	$703,581

The carrying value of securities pledged as collateral was $41 million and $109 million at December 31, 2019 and 2018, respectively.
Gross gains of $1 million, $2 million and $677 thousand and gross losses of $56 thousand, $2 million and $271 thousand resulting from sales of available-for-sale securities were realized for the years ended December 31, 2019, 2018 and 2017, respectively.

Maturity Schedule
The amortized cost, fair value, and weighted average yield of available-for-sale debt securities by contractual maturity, are shown below:

	December 31, 2019
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$329	$150,708	$151,037
Estimated fair value	—	—	341	152,171	152,512
Weighted average yield(2)	—%	—%	4.01%	2.57%	2.58%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,527	$126,349	$128,876
Estimated fair value	—	—	2,594	126,618	129,212
Weighted average yield(2)	—%	—%	2.77%	2.47%	2.47%
State and political subdivisions
Amortized cost	$523	$6,050	$51,747	$378,128	$436,448
Estimated fair value	523	6,169	55,001	394,647	456,340
Weighted average yield(2)	9.38%	5.76%	3.59%	3.08%	3.19%
Corporate bonds
Amortized cost	$—	$—	$1,321	$—	$1,321
Estimated fair value	—	—	1,409	—	1,409
Weighted average yield(2)	—%	—%	5.68%	—%	5.68%
Total available-for-sale debt securities
Amortized cost	$523	$6,050	$55,924	$655,185	$717,682
Estimated fair value	523	6,169	59,345	673,436	739,473
Weighted average yield(2)	9.38%	5.76%	3.60%	2.85%	2.94%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

	December 31, 2018
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$1,436	$129,779	$131,215
Estimated fair value	—	—	1,426	127,861	129,287
Weighted average yield(2)	—%	—%	2.91%	2.90%	2.90%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$95	$154,015	$154,110
Estimated fair value	—	—	97	152,529	152,626
Weighted average yield(2)	—%	—%	4.38%	2.95%	2.95%
State and political subdivisions
Amortized cost	$55	$3,041	$29,738	$345,761	$378,595
Estimated fair value	55	3,065	30,773	344,165	378,058
Weighted average yield(2)	6.34%	3.64%	3.81%	3.18%	3.23%
Corporate bonds
Amortized cost	$—	$—	$1,434	$179	$1,613
Estimated fair value	—	—	1,470	187	1,657
Weighted average yield(2)	—%	—%	5.50%	5.08%	5.45%
Total available-for-sale debt securities
Amortized cost	$55	$3,041	$32,703	$629,734	$665,533
Estimated fair value	55	3,065	33,766	624,742	661,628
Weighted average yield(2)	6.34%	3.64%	3.85%	3.07%	3.11%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Gross Unrealized Losses
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2019 and 2018, was $108 million and $367 million, which was approximately 15% and 56%, respectively, of the Company’s available-for-sale debt investment portfolio.
The unrealized losses on the Company’s investments in state and political subdivisions were caused by interest rate changes and adjustments in credit ratings. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on the Company’s investments in collateralized mortgage-backed securities and obligations were caused by interest rate changes and market assumptions about prepayment speeds.
The Company expects to recover the amortized cost basis over the term of the securities, excluding a previously disclosed impaired security discussed further below. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be OTTI at December 31, 2019.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

The following table shows available-for-sale debt securities gross unrealized losses, the number of securities that are in an unrealized loss position, and fair value of the Company’s investments with unrealized losses that are not deemed to be OTTI, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$7,959	$38	2	$20,396	$155	4	$28,355	$193	6
Collateralized mortgage obligations - GSE residential	48,980	199	7	8,622	90	9	57,602	289	16
State and political subdivisions	21,412	102	11	167	2	2	21,579	104	13
Corporate bonds	530	—	1	—	—	0	530	—	1
Total temporarily impaired debt securities	$78,881	$339	21	$29,185	$247	15	$108,066	$586	36

	December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$66,232	$369	10	$44,280	$1,721	11	$110,512	$2,090	21
Collateralized mortgage obligations - GSE residential	4,639	42	1	68,362	1,729	20	73,001	1,771	21
State and political subdivisions	85,181	1,210	68	97,721	3,235	74	182,902	4,445	142
Corporate bonds	723	26	1	—	—	0	723	26	1
Total temporarily impaired debt securities	$156,775	$1,647	80	$210,363	$6,685	105	$367,138	$8,332	185

Other-Than-Temporary Impairment
Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.
The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an OTTI has occurred. Economic models are used to determine whether an OTTI has occurred on these securities. The Company recorded no OTTI losses on AFS securities in 2019, 2018 or 2017.
During 2016, a $2 million OTTI loss consisted of a credit loss on one municipal security. No portion of the loss was recognized in other comprehensive income. At December 31, 2019, the Company held this security at a market value of $0.
Equity Securities
Equity securities consist of Community Reinvestment Act mutual funds. The fair value of the equity securities was $2 million and $2 million at December 31, 2019 and December 31, 2018, respectively. Prior to January 1, 2019, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax. A net unrealized loss of $69 thousand had been recognized in accumulated other comprehensive income as of December 31, 2018. On January 1, 2019, the unrealized loss was reclassified out of accumulated other comprehensive income and into retained earnings with subsequent changes in fair value being recognized in other noninterest income. The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on available-for-sale equity securities:

For the Year Ended December 31,
2019
(Dollars in thousands)
Net gains recognized during the period on equity securities	$62
Less: net gains recognized during the period on equity securities sold during the period	—
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$62

Note 4: Loans and Allowance for Loan Losses
Categories of loans at December 31, 2019 and 2018 include:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Commercial	$1,356,817	$1,134,414
Energy	408,573	358,283
Commercial real estate	1,024,041	846,561
Construction and land development	628,418	440,032
Residential real estate	398,695	246,275
Consumer	45,163	43,814
Gross loans	3,861,707	3,069,379
Less: Allowance for loan losses	56,896	37,826
Less: Net deferred loan fees and costs	9,463	8,632
Net loans	$3,795,348	$3,022,921

The Company consolidated the consumer installment and equity line of credit categories of loans. The new category is called consumer loans. The Company determined that the use of funds, source of repayment, and underlying credit risks were similar enough to consolidate the two categories. All historical financial information was adjusted to account for this consolidation. The change did not impact the consolidated balance sheets, consolidated statements of income or cash flow statement.

The following tables summarize the activity in the allowance for loan losses by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	As of or For the Year Ended December 31, 2019
	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$16,584	$10,262	$6,755	$2,475	$1,464	$286	$37,826
Provision charged to expense	27,219	(1,273)	1,771	1,041	1,090	52	29,900
Charged-off	(7,954)	(3,000)	(441)	—	(8)	(20)	(11,423)
Recoveries	15	576	—	—	—	2	593
Ending balance	$35,864	$6,565	$8,085	$3,516	$2,546	$320	$56,896
Ending balance
Individually evaluated for impairment	$19,942	$1,949	$210	$—	$197	$—	$22,298
Collectively evaluated for impairment	$15,922	$4,616	$7,875	$3,516	$2,349	$320	$34,598
Allocated to loans
Individually evaluated for impairment	$70,876	$9,744	$10,492	$—	$2,388	$—	$93,500
Collectively evaluated for impairment	$1,285,941	$398,829	$1,013,549	$628,418	$396,307	$45,163	$3,768,207
Ending balance	$1,356,817	$408,573	$1,024,041	$628,418	$398,695	$45,163	$3,861,707

	As of or For the Year Ended December 31, 2018
	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$11,378	$7,726	$4,668	$1,200	$905	$214	$26,091
Provision charged to expense	5,720	3,717	2,087	1,275	559	$142	13,500
Charged-off	(976)	(1,256)	—	—	—	$(71)	(2,303)
Recoveries	462	75	—	—	—	$1	538
Ending balance	$16,584	$10,262	$6,755	$2,475	$1,464	$286	$37,826
Ending balance
Individually evaluated for impairment	$5,814	$3,108	$473	$—	$5	$—	$9,400
Collectively evaluated for impairment	$10,770	$7,154	$6,282	$2,475	$1,459	$286	$28,426
Allocated to loans
Individually evaluated for impairment	$78,147	$16,250	$15,227	$—	$2,027	$—	$111,651
Collectively evaluated for impairment	$1,056,267	$342,033	$831,334	$440,032	$244,248	$43,814	$2,957,728
Ending balance	$1,134,414	$358,283	$846,561	$440,032	$246,275	$43,814	$3,069,379

	As of or For the Year Ended December 31, 2017
	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$9,315	$6,053	$3,755	$660	$851	$152	$20,786
Provision charged to expense	7,584	2,763	913	540	54	146	12,000
Charged-off	(5,822)	(1,090)	—	—	—	(108)	(7,020)
Recoveries	301	—	—	—	—	24	325
Ending balance	$11,378	$7,726	$4,668	$1,200	$905	$214	$26,091

Credit Risk Profile
The Company analyzes its loan portfolio based on an internal rating category (grades 1 - 8), portfolio segment and payment activity. These categories are utilized to develop the associated allowance for loan losses. A description of the loan grades and segments follows:
Loan Grades
Loan grades are numbered 1 through 8. Grades 1 through 4 are considered satisfactory grades. The grade of 5, (Special Mention), represents loans of lower quality and are considered criticized. The grades of 6, (Substandard) and 7, (Doubtful), refer to assets that are classified. The use and application of these grades by the Company will be uniform and shall conform to the Company’s policy.
Excellent (1): Credits in this category represent minimum loss exposure to the Company and the probability of a serious, rapid deterioration is extremely small. Loans are generally secured by certificates of deposit, savings accounts or U.S. Government securities.
Superior (2): Borrowers for credits in this category generally maintain a high degree of liquidity and sound financial condition. In addition, they generally reflect a long history of earnings, high quality collateral and availability of alternative funding sources under all economic circumstances.
Good (3): Borrowers for credits in this category generally maintain good liquidity and financial condition. Debt is programmed and timely repayment is expected. Alternative funding sources are generally available through other financial institutions.
Watch (4): While credits in this category are currently protected, sales trends may be flat or declining, gross margins may be below average but operating profits appear to be satisfactory to meet debt service. Most ratios compare favorably with industry norms and Company policies.
Special Mention (5): Borrowers for credits in this category generally exhibit adverse trends in their operations or an imbalanced position in their balance sheet that has not reached a point where repayment is jeopardized. Credits with this rating are currently protected but, if left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s credit or lien position at some future date. These credits are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
Substandard (6): Credits which exhibit a well-defined weakness or weaknesses that jeopardize repayment. Credits so rated are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.
Doubtful (7): Credits which exhibit all the weaknesses inherent in a substandard credit with the added characteristic that these weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Because of reasonably specific pending factors that may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined. Loans should be placed on nonaccrual. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.
Loss (8): Credits which are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted. There may be salvage value, but it is not practical or desirable to defer writing off the asset. The Company should not attempt long term recoveries while the asset is booked.

Loan Portfolio Segments
Risk characteristics applicable to each segment of the loan portfolio are described as follows:
Commercial: Includes loans to commercial customers for use in financing working capital needs, accounts receivable and inventory financing, equipment purchases and expansions. Repayment is primarily from the cash flow of a borrower’s principal business operation. Generally, short-term loans have maturities ranging from six months to two years and term loans have maturities ranging from five to seven years. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
Energy: Includes loans to oil and natural gas customers for use in financing working capital needs, exploration and production activities, and acquisitions. The loans in this category are repaid primarily from the conversion of crude oil and natural gas to cash. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
Commercial Real Estate: Loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
Construction and Land Development: Loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
Residential Real Estate: Loans are generally secured by owner occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within or outside the borrower’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over many borrowers.
Consumer: The loan portfolio consists of revolving lines of credit and various term loans such as automobile loans and loans for other personal purposes. Repayment is primarily dependent on the personal income and credit rating of the borrowers. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.
Loans by Risk Rating
The following tables present the credit risk profile of the Company’s loan portfolio based on an internal rating category (grades 1 - 8) and portfolio segment:

	As of December 31, 2019
	Pass & Watch Grades 1-4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Loss Grade 8	Total
	(Dollars in thousands)
Commercial	$1,258,952	$27,069	$70,796	$—	$—	$1,356,817
Energy	392,233	9,460	2,340	4,540	—	408,573
Commercial real estate	1,007,921	9,311	5,866	943	—	1,024,041
Construction and land development	628,418	—	—	—	—	628,418
Residential real estate	394,495	1,789	2,411	—	—	398,695
Consumer	45,163	—	—	—	—	45,163
Total	$3,727,182	$47,629	$81,413	$5,483	$—	$3,861,707

	As of December 31, 2018
	Pass & Watch Grades 1-4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Loss Grade 8	Total
	(Dollars in thousands)
Commercial	$1,056,505	$—	$73,824	$4,085	$—	$1,134,414
Energy	339,720	5,376	13,187	—	—	358,283
Commercial real estate	831,290	6,950	7,209	1,112	—	846,561
Construction and land development	440,032	—	—	—	—	440,032
Residential real estate	244,178	70	2,027	—	—	246,275
Consumer	43,814	—	—	—	—	43,814
Total	$2,955,539	$12,396	$96,247	$5,197	$—	$3,069,379

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2019 and 2018:

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
Commercial	$1,091	$276	$30,911	$32,278	$1,324,539	$1,356,817	$37
Energy	2,340	—	4,593	6,933	401,640	408,573	53
Commercial real estate	316	—	4,589	4,905	1,019,136	1,024,041	4,501
Construction and land development	196	—	—	196	628,222	628,418	—
Residential real estate	2,347	—	1,919	4,266	394,429	398,695	—
Equity lines of credit	—	254	—	254	23,138	23,392	—
Consumer installment	2	—	—	2	21,769	21,771	—
Consumer	2	254	—	256	44,907	45,163	—
Total	$6,292	$530	$42,012	$48,834	$3,812,873	$3,861,707	$4,591

	As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
Commercial	$1,040	$—	$4,137	$5,177	$1,129,237	$1,134,414	$—
Energy	1,994	—	9,218	11,212	347,071	358,283	—
Commercial real estate	—	425	2,253	2,678	843,883	846,561	—
Construction and land development	—	—	—	—	440,032	440,032	—
Residential real estate	28	194	—	222	246,053	246,275	—
Consumer	—	—	—	—	43,814	43,814	—
Total	$3,062	$619	$15,608	$19,289	$3,050,090	$3,069,379	$—

Impaired Loans
A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings (‘‘TDR’’) where concessions have been granted to borrowers experiencing financial difficulties. The intent of concessions is to maximize collection.
The following tables present impaired loans for the periods ended December 31, 2019 and December 31, 2018:

	As of or For the Year Ended December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation
Commercial	$35,846	$35,846	$—	$44,646	$1,549
Energy	2,864	2,864	—	4,381	199
Commercial real estate	9,464	9,464	—	12,907	669
Construction and land development	—	—	—	—	—
Residential real estate	2,139	2,139	—	2,140	14
Consumer	—	—	—	—	—
Loans with a specific valuation
Commercial	35,030	40,030	19,942	39,688	460
Energy	6,880	9,880	1,949	10,547	264
Commercial real estate	1,028	1,028	210	1,037	47
Construction and land development	—	—	—	—	—
Residential real estate	249	249	197	249	10
Consumer	—	—	—	—	—
Total
Commercial	70,876	75,876	19,942	84,334	2,009
Energy	9,744	12,744	1,949	14,928	463
Commercial real estate	10,492	10,492	210	13,944	716
Construction and land development	—	—	—	—	—
Residential real estate	2,388	2,388	197	2,389	24
Consumer	—	—	—	—	—
	$93,500	$101,500	$22,298		$3,212

	As of or For the Year Ended December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation
Commercial	$40,151	$40,151	$—	$22,983	$2,329
Energy	2,789	2,789	—	2,991	200
Commercial real estate	7,059	7,059	—	4,163	356
Construction and land development	—	—	—	—	—
Residential real estate	1,964	1,964	—	2,172	105
Consumer	—	—	—	—	—
Loans with a specific valuation
Commercial	37,996	37,996	5,814	24,282	1,691
Energy	13,461	13,461	3,108	18,920	458
Commercial real estate	8,168	8,168	473	4,222	571
Construction and land development	—	—	—	—	—
Residential real estate	63	63	5	60	5
Consumer	—	—	—	—	—
Total
Commercial	78,147	78,147	5,814	47,265	4,020
Energy	16,250	16,250	3,108	21,911	658
Commercial real estate	15,227	15,227	473	8,385	927
Construction and land development	—	—	—	—	—
Residential real estate	2,027	2,027	5	2,232	110
Consumer	—	—	—	—	—
	$111,651	$111,651	$9,400		$5,715

	As of or For the Year Ended December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Total
Commercial	$11,128	$16,382	$2,287	$15,712	$1,056
Energy	26,484	27,574	3,396	26,718	2,094
Commercial real estate	1,542	1,542	48	2,029	171
Construction and land development	—	—	—	—	—
Residential real estate	2,437	2,437	43	1,692	98
Equity lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
	$41,591	$47,935	$5,774		$3,419

Nonaccrual Loans
Nonperforming loans are loans for which the Company does not record interest income. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The following table presents the Company’s nonaccrual loans at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Commercial	$32,130	$4,781
Energy	4,540	9,219
Commercial real estate	1,063	3,517
Construction and land development	—	—
Residential real estate	1,942	301
Consumer	—	—
Total nonaccrual loans	$39,675	$17,818

Troubled Debt Restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate. A TDR may also exist if the borrower transfers to the Bank: (i) receivables for third parties; (ii) real estate; (iii) other assets or (iv) an equity position in the borrower to fully or partially satisfy a loan or the issuance or other granting of an equity position to the Bank to fully or partially satisfy a debt unless the equity position is granted pursuant to existing terms for converting the debt into an equity position.
Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until: (i) the obligation is paid in full or (ii) the borrower is in compliance with its modified terms for at least 12 consecutive months, the loan has a market rate, and the borrower could obtain similar terms from another bank. When a loan undergoes a TDR, the determination of whether the loan would remain on accrual status depends on several factors including: (i) the loan was on accrual status prior to the restructuring; (ii) the borrower demonstrated performance under the previous terms and (iii) the Bank’s credit evaluation shows the borrower’s capacity to continue to perform under the restructured terms.
Loans identified as TDRs are evaluated for impairment using the present value of the expected cash flows or the estimated fair value of the collateral if the loan is collateral dependent. The fair value is determined, when possible, by an appraisal of the property less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Adjustments to reflect the present value of the expected cash flows or the estimated fair value of collateral dependent loans are a component in determining an appropriate allowance, and as such, may result in increases or decreases to the provision for loan losses in current and future earnings.

The table below presents loans restructured during the years ended December 31, 2019 and 2018, including the post-modification outstanding balance and the type of concession made:

	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Commercial
- Deferred payment	$—	$61
- Reduction of monthly payment	994	—
- Extension of maturity date	30,005	300
- Interest rate reduction	—	1,153
Energy
- Reduction of monthly payment	—	2,972
Commercial real estate
- Reduction of monthly payment	3,767	—
- Interest rate reduction	—	2,256
Total troubled debt restructurings	$34,766	$6,742

As of December 31, 2019 and 2018, the Company had $934 thousand and $0, respectively, in commitments to borrowers whose terms were modified in troubled debt restructurings. As of December 31, 2019, the modifications related to the troubled debt restructurings above did not impact the allowance for loan losses because the loans were previously impaired and evaluated on an individual basis or enough collateral was obtained to provide an additional commitment. The restructured loans had a total specific valuation allowance of $18 million and $2 million as of December 31, 2019 and December 31, 2018, respectively.
For the year ended December 31, 2019 and 2018, the TDRs outstanding resulted in charge-offs of $5 million and $1 million and recoveries of $0 and $439 thousand, respectively. One commercial TDR modified within the previous 12 months defaulted during 2019 with an outstanding balance of $28 million as of December 31, 2019. During 2018, one commercial TDR modified within the past 12 months defaulted with an outstanding balance of $55 thousand.
The balance of restructured loans is provided below as of December 31, 2019 and December 31, 2018. In addition, the balance of those loans that are in default at any time during the past 12 months at December 31, 2019 and December 31, 2018 is provided below:

	For the Year Ended December 31,
	2019			2018
	Number of Loans	Outstanding Balance	Balance 90 Days Past Due at Any Time During Previous 12 Months(1)	Number of Loans	Outstanding Balance	Balance 90 Days Past Due at Any Time During Previous 12 Months(1)
	(Dollars in thousands)
Commercial	7	$31,770	$831	6	$5,022	$55
Energy	2	2,864	—	2	3,631	—
Commercial real estate	3	4,909	—	2	1,382	—
Construction and land development	—	—	—	—	—	—
Residential real estate	—	—	—	1	237	—
Consumer	—	—	—	—	—	—
Total restructured loans	12	$39,543	$831	11	$10,272	$55
(1) Default is considered to mean 90 days or more past due as to interest or principal.

During the year ended December 31, 2019, $1 million of interest income was recognized related to the $40 million in TDRs above. If the loans had been current in accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2019 would have been $2 million. The majority of actual and potential interest income relates to one loan relationship that was restructured late in the second quarter of 2019.

During the year ended December 31, 2018, $529 thousand of interest income was recognized related to the $10 million in TDRs above. If the loans had been current in accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2018 would have been $596 thousand.
Note 5: Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Land	$7,384	$7,384
Building and improvements	59,500	59,472
Construction in progress	524	74
Furniture and fixtures	12,851	12,694
Equipment	9,158	10,117
	89,417	89,741
Less: accumulated depreciation	19,207	14,796
Premises and equipment, net	$70,210	$74,945

During 2018, the Company purchased office space in Leawood, Kansas to establish a new corporate headquarters. The total cost was approximately $51 million, including the $29 million purchase price for the building. In relation to the purchase, the Company was granted several state tax incentives that will reduce the Company’s future state tax payments.
Note 6: Assets Held for Sale
The Company placed two support buildings and the related furniture, fixtures and equipment on the market in 2017 as employees moved to the new corporate headquarters. One support building was purchased in 2012 and the other in 2014; both were remodeled. Due to the short time frame between purchase and sale, the Company was unable to recover the remodeling costs.
The Company recorded a $2 million impairment charge in 2017 for these buildings based on available market value information as of December 31, 2017. One building was sold during the third quarter of 2018 and resulted in an additional $171 thousand loss. The remaining building was sold in the second quarter of 2019. The purchase price of the remaining building was approximately $3 million, and resulted in an additional impairment of $424 thousand.
As of December 31, 2019 and 2018, assets held-for-sale consisted of the following:

	As of December 31,
	2019	2018
	(Dollars in thousands)
Land	$—	$837
Building and improvements	—	3,810
Furniture and fixtures	—	916
Equipment	—	132
Gross assets held for sale prior to impairments	—	5,695
Less: accumulated depreciation	—	648
Net assets held for sale prior to impairments	—	5,047
Less: impairment	—	1,603
Assets held for sale	$—	$3,444

Note 7: Goodwill and Core Deposit Intangible
The carrying basis and accumulated amortization of the goodwill and core deposit intangible at December 31, 2019 and 2018 were:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
December 31, 2019
Goodwill	$7,397	$—	$7,397
Core deposit intangible	1,014	717	297
Total goodwill and intangible assets	$8,411	$717	$7,694
December 31, 2018
Goodwill	$7,397	$—	$7,397
Core deposit intangible	1,014	615	399
Total goodwill and intangible assets	$8,411	$615	$7,796

Amortization expense for the years ended December 31, 2019, 2018, and 2017 consisted of the following:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Amortization expense	$102	$102	$101

Estimated amortization expense for each of the following five years is:

(Dollars in thousands)
2020	$90
2021	78
2022	78
2023	51
2024	$—

Note 8: Derivatives and Hedging Activities
Derivatives not designated as hedges are not speculative and result from a service the Company provides to clients. The Company executes interest rate swaps with customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
During the third quarter of 2019, the Company changed an input associated with the fair market value related to derivatives not designated as hedges. The model utilized to calculate the nonperformance risk, also known as the credit valuation adjustment (‘‘CVA’’), was adjusted from a default methodology to an internal review process by the Company. Management believes this change better aligns with the Company’s credit methodology and underwriting standards.
As a result of the change in methodology, the Company recorded an adjustment to increase swap fee income, net by approximately $800 thousand, related to swaps closed as of June 30, 2019. If no defaults occur for derivatives not designated as hedges, the change in methodology will lower future swap fee income, net by the same amount.

As of December 31, 2019 and 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	December 31, 2019		December 31, 2018
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	56	$380,050	20	$77,709

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the balance sheet as of December 31, 2019 and 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of December 31,		Balance Sheet	As of December 31,
	Location	2019	2018	Location	2019	2018
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$9,838	$1,051	Other liabilities	$9,907	$1,136

The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the statements of income as swap fee income, net. The effect of the Company’s derivative financial instruments gain or loss are reported on the statements of cash flows within other assets and other liabilities.
The tables below show a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and 2018:

December 31, 2019
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$9,838	$—	$9,838	$97	$—	$9,741
Offsetting of derivative liabilities
Derivatives	$9,907	$—	$9,907	$97	$—	$9,810

December 31, 2018
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$1,051	$—	$1,051	$72	$—	$979
Offsetting of derivative liabilities
Derivatives	$1,136	$—	$1,136	$72	$—	$1,064

The net presentation above can be reconciled to the tabular disclosure of fair value.

As of December 31, 2019, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $18 million. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $10 million.
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be considered in default. As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10 million. The Company was considered well capitalized as of December 31, 2019.
Note 9: Foreclosed Assets
The Company’s holdings of foreclosed assets held for sale was $4 million and $0 as of December 31, 2019 and 2018, respectively. Foreclosed assets primarily consisted of industrial facilities, commercial use facilities and raw land. Upon acquisition, these assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of cost or fair value less estimated selling costs.
Note 10: Interest-bearing Time Deposits
Interest-bearing time deposits in denominations of $250,000 or more were $692 million and $540 million as of December 31, 2019 and 2018, respectively.
The Company acquires brokered deposits in the normal course of business. At December 31, 2019 and 2018, brokered deposits of approximately $392 million and $343 million, respectively, were included in the Company’s time deposit balance. Due to the passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act in 2018, reciprocal deposits at December 31, 2019 and 2018, including the Company’s The Certificate of Deposit Account Registry Service (‘‘CDARS’’), are treated as core deposits instead of brokered deposits and are not included in the above amounts.
The Company is a member of CDARS which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. CDARS allows institutions to break large deposits into smaller amounts and place them in a network of other CDARS institutions to ensure full FDIC insurance is gained on the entire deposit. CDARS totaled approximately $42 million and $48 million as of December 31, 2019 and 2018, respectively.
At December 31, 2019, the scheduled maturities for time deposits were as follows:

(Dollars in thousands)
Within one year	$925,239
One to two years	152,979
Two to three years	105,483
Three to four years	40,704
Four to five years	15,341
After	—
Total time deposits	$1,239,746

Note 11: Borrowing Arrangements

The following table summarizes borrowings at December 31, 2019 and 2018:

	As of and For the Year Ended December 31,
	2019			2018
	(Dollars in thousands)
			Maximum			Maximum
			Balance at			Balance at
			Any End of			Any End of
	Balance	Rate(6)	Month	Balance	Rate(6)	Month
Repurchase agreements(1)	$14,921	1.00%	$72,048	$75,406	1.54%	$124,765
Federal funds purchased(2)	—	NA	25,000	—	NA	55,000
FHLB advances(3)	358,743	1.84	358,743	312,985	1.89	313,024
FHLB line of credit(3)	—	NA	30,000	—	NA	—
TIB line of credit(4)	—	NA	—	—	NA	10,000
Trust preferred security(5)	921	3.63%	$921	884	4.53%	$884
Total borrowings	$374,585			$389,275

(1) Securities sold under agreements to repurchase consist of obligations of the Bank to other parties that are payable on demand and generally have one day maturities. The obligations are collateralized by securities of U.S. government sponsored enterprises and mortgage-backed securities and such collateral is held by a third-party custodian. The year-to-date average daily balance was $44 million and $77 million for December 31, 2019 and 2018, respectively. The securities, mortgage-backed government sponsored residential securities, pledged for customer repurchase agreements were $37 million and $103 million at December 31, 2019 and 2018, respectively.
(2) Federal funds purchased include short-term funds that are borrowed from another bank. The Bank is part of a third-party service that allows us to borrow amounts from another bank if the bank has approved us for credit. Federal funds purchased generally have one day maturities.
(3) FHLB advances and line of credit are collateralized by a blanket floating lien on certain loans, as well as, unrestricted securities. At December 31, 2019, the total collateral value was $490 million and made up of loans. FHLB advances are at a fixed rate, ranging from 0.96% to 2.88% and are subject to restrictions or penalties in the event of prepayment. The FHLB line of credit has a variable interest rate that reprices daily based on FHLBs cost of funds and matures on May 15, 2020.
(4) The Company had a $10 million line of credit with another financial institution, which was terminated in 2019. The line of credit was collateralized by 100% of the capital stock of CrossFirst Bank and all business assets of the Company. The line included various financial and non-financial covenants. The line of credit had a variable interest rate of the Wall Street Journal prime rate, plus 0.25%, floating daily, payable quarterly.
(5) On June 30, 2010, the Company assumed a liability with a fair value of $1 million related to the assumption of trust preferred securities issued by Leawood Bancshares Statutory Trust I for $4 million on September 30, 2005. In 2012, the Company settled litigation related to the trust preferred securities which decreased the principal balance by $2 million and the recorded balance by approximately $400 thousand. The difference between the recorded amount and the contract value of $3 million is being accreted to the maturity date in 2035. Distributions will be paid on each security at a variable annum rate of interest, equal to LIBOR, plus 1.74%.
(6) Represents the year-end weighted average interest rate.
The following table summarizes the Company’s other borrowing capacities at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(Dollars in thousands)
FHLB borrowing capacity relating to loans	$490,218	$381,689
FHLB borrowing capacity relating to securities	—	—
Total FHLB borrowing capacity	$490,218	$381,689
Unused Federal Reserve borrowing capacity	$287,857	$290,112

The scheduled maturities, excluding interest, of the Company’s borrowings at December 31, 2019 were as follows:

	As of December 31, 2019
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Fed funds purchased & repurchase agreements	$14,921	$—	$—	$—	$—	$—	$14,921
FHLB borrowings	45,000	51,500	21,143	35,000	—	206,100	358,743
Trust preferred securities(1)	—	—	—	—	—	921	921
Total	$59,921	$51,500	$21,143	$35,000	$—	$207,021	$374,585
(1) The contract value of the trust preferred securities is $2.5 million and is currently being accreted to the maturity date of 2035.
Note 12: Income Taxes
The provision for income taxes includes these components:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Taxes currently payable (receivable)	$7,624	$(2,155)	$1,765
Adjustment of deferred tax asset for enacted changes in tax rates	—	—	2,701
Deferred income tax liability	(3,486)	(239)	(5,907)
Income tax expense (benefit)	$4,138	$(2,394)	$(1,441)

A reconciliation of the income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Computed at the statutory rate (21% for 2019 and 2018 and 34% for 2017)	$6,848	$3,611	$1,481
Increase (decrease) resulting from
Tax-exempt income	(2,913)	(3,508)	(5,765)
Nondeductible expenses	356	380	470
State tax credit	(1,361)	(3,129)	—
State income tax expense (benefit)	1,288	687	(322)
Equity-based compensation	(88)	(445)	—
Rate change - temporary differences	—	—	3,857
Rate change - Accumulated Other Comprehensive Income	—	—	(1,155)
Other adjustments	8	10	(7)
Actual tax expense (benefit)	$4,138	$(2,394)	$(1,441)

During 2019, the Company received a $2 million gross state tax credit that will offset certain state income taxes. As a result, the Company recorded a $2 million tax benefit, offset by $362 thousand in federal tax expense during the first quarter of 2019. A $1 million deferred tax asset was recorded as result of the state tax credit in 2019. During 2018, the Company received a $3 million state tax credit that will offset certain state income taxes. The Company had a $3 million deferred tax asset as of December 31, 2019 due to the state tax credits. The deferred tax asset will decrease as the Company produces certain state taxable income and expires on December 31, 2034.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%.  As a result of enactment of the legislation, the Company incurred additional one time income tax expense of $3 million during the fourth quarter of fiscal 2017, primarily related to the remeasurement of certain deferred tax assets and liabilities.

Because ASC 740 requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, the net adjustment to deferred taxes detailed above included a net benefit totaling $1 million related to items recognized in accumulated other comprehensive income. In February 2018, the FASB issued ASU 2018-02 that allows the tax effects stranded in accumulated other comprehensive income to be reclassified to retained earnings rather than income tax benefit or expense. The Company early adopted this ASU, making it effective at December 31, 2017. At December 31, 2017, the stranded amount was transferred from accumulated other comprehensive income to retained earnings.
The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets are presented below:

	As of December 31,
	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale	$—	$986
Allowance for loan losses	13,928	9,358
Lease incentive	294	329
Impairment of available-for-sale securities	493	498
Valuation allowance on real estate	—	396
Loan fees	2,317	2,135
Net operating loss carryover	339	398
Accrued expenses	2,131	1,927
Deferred compensation	2,444	1,838
Alternative minimum tax credits	—	2,365
State tax credit	3,287	2,506
Other	81	79
Total deferred tax asset	25,314	22,815
Deferred tax liability
Fair market value adjustments on trust preferred securities	(348)	(356)
Net unrealized gain on securities available-for-sale	(5,339)	—
FHLB stock basis	(996)	(739)
Premises and equipment	(3,620)	(5,019)
Other	(1,229)	(385)
Total deferred tax liability	(11,532)	(6,499)
Net deferred tax asset	$13,782	$16,316

The Company has approximately $2 million of federal net operating loss carry-forwards, which expire after 2028. The net operating loss is subject to annual usage limitations of $180 thousand per year, but may include unused amounts from prior years. The Company fully expects to utilize the entire net operating loss carry-forwards before they expire.
The Company had $0 of alternative minimum tax credits remaining at the end of December 31, 2019. The 2017 Tax Cuts and Jobs Act repealed the corporate alternative minimum tax (‘‘AMT’’) for tax years beginning after December 31, 2017. Taxpayers may claim a refund on AMT credit carryovers. The maximum annual refund is fifty percent of the Company’s remaining AMT credits in tax years 2018, 2019, and 2020. In 2021, a refund on all remaining credits will be received. The Company used the remainder of the AMT credits in 2019.
State Tax Exam
During the fourth quarter of 2019, the Company received notice of a state tax audit for tax years ended December 31, 2017 and 2018. It is the opinion of management the disposition or ultimate resolution of any findings will not have a material adverse effect on the consolidated financial position, result of operations and cash flows of the Company.

Note 13: Changes in Accumulated Other Comprehensive Income
Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the years ended December 31, 2019, 2018 and 2017, were as follows:

	For the Year Ended December 31,			Affected Line Item in the
	2019	2018	2017	Statements of Income
	(Dollars in thousands)
Unrealized gains on available-for-sale securities	$987	$538	$406	Gain on sale of available-for-sale securities
Amount reclassified before tax	987	538	406
Less: tax effect	242	132	151	Income tax expense
Net reclassified amount	$745	$406	$255

Note 14: Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these consolidated financial statements.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier I capital (as defined) to risk-weighted assets (as defined), common equity tier I capital (as defined) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2019, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, common equity tier I risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following table:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Total capital to risk-weighted assets
Consolidated	$633,228	13.4%	$495,095	10.5%	$495,095	10.5%	N/A	N/A
Bank	581,600	12.3	494,954	10.5	494,954	10.5	$471,385	10.0%
Tier I capital to risk-weighted assets
Consolidated	576,332	12.2	400,791	8.5	400,791	8.5	N/A	N/A
Bank	524,704	11.1	400,677	8.5	400,677	8.5	377,108	8.0
Common equity tier 1 to risk-weighted assets
Consolidated	575,411	12.2	330,063	7.0	330,063	7.0	N/A	N/A
Bank	524,704	11.1	329,970	7.0	329,970	7.0	306,400	6.5
Tier I capital to average assets
Consolidated	576,332	12.1	191,099	4.0	191,093	4.0	N/A	N/A
Bank	$524,704	11.0%	$191,170	4.0%	$191,170	4.0%	$238,963	5.0%
December 31, 2018
Total capital to risk-weighted assets
Consolidated	$521,111	13.5%	$380,873	9.9%	$404,979	10.5%	N/A	N/A
Bank	481,287	12.5	380,369	9.9	404,443	10.5	$385,184	10.0%
Tier I capital to risk-weighted assets
Consolidated	483,285	12.5	303,734	7.9	327,840	8.5	N/A	N/A
Bank	443,461	11.5	303,332	7.9	327,406	8.5	308,147	8.0
Common equity tier 1 to risk-weighted assets
Consolidated	453,049	11.7	245,880	6.4	269,986	7.0	N/A	N/A
Bank	443,461	11.5	245,555	6.4	269,629	7.0	250,369	6.5
Tier I capital to average assets
Consolidated	483,285	12.4	155,538	4.0	155,538	4.0	N/A	N/A
Bank	$443,461	11.4%	$155,420	4.0%	$155,420	4.0%	$194,275	5.0%

The above minimum capital requirements include the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% as of January 1, 2019. The capital conservation buffer was 2.5% at December 31, 2019. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital.
The three federal banking regulatory agencies jointly published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Consumer Protection Act (‘‘Dodd-Frank Act’’). These rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital rules define the components of capital and address other issues affecting the numerator in banking institutions regulatory capital ratios. These rules also address risk weights and other issues affecting the denominator in banking institutions regulatory capital ratios and replace the existing risks weighting approach with a more risk sensitive approach. The Basel III Capital Rules were effective January 1, 2015 subject to a four year phase-in period.
The Basel III Capital Rules, among other things: (i) introduce a new capital measure called Common Equity Tier 1; (ii) specify that Tier 1 capital consist of CET1 and Additional Tier 1 Capital instruments meeting specified requirements; (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions and adjustments as compared to existing regulations.

Note 15: Related Party Transactions
At December 31, 2019 and 2018, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). Annual activity consisted of the following:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Beginning balance	$6,276	$22,018	$25,036
Adjustment for change in directors(1)	—	(20,725)	—
Adjusted beginning balance	6,276	1,293	25,036
New loans and advances	11,418	5,267	4,284
Repayments	(1,661)	(284)	(7,302)
Ending balance	$16,033	$6,276	$22,018
(1) Represents loans no longer considered as related party transactions due to changes in the board of directors.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Deposits from related parties held by the Company at December 31, 2019 and 2018 totaled $66 million and $44 million, respectively.
Note 16: Employee Benefit Plan
The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a portion of their compensation to the plan. During 2019, 2018 and 2017, Company contributions to the plan were 100% on the first 1% of employees’ salary deferral amounts plus 50% of employees’ salary deferral amounts over 1%, but may not exceed 6% of employees’ compensation. In addition, additional contributions are discretionary and are determined annually by the Board of Directors.
Company contributions to the plan were $1 million, $891 thousand and $714 thousand for 2019, 2018 and 2017, respectively.
Note 17: Revenue from Contracts with Customers
The Company adopted ASU 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606)’’ and its related amendments as of January 1, 2019 using the modified retrospective approach. The implementation had no material impact on the measurement or recognition of revenue of either current or prior periods.
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

The following table disaggregates the noninterest income subject to ASU 2014-09 by category:

For the Year Ended December 31,
2019
(Dollars in thousands)
Noninterest income subject to ASU 2014-09
Service charges and fees (rebates) on customer accounts	$604
ATM and credit card interchange income	1,785
International fees	716
Other fees	122
Total noninterest income from contracts with customers	3,227
Noninterest income not subject to ASU 2014-09
Other noninterest income	5,488
Total noninterest income	$8,715

The Company had no material contract assets or contract liabilities for the twelve months ended December 31, 2019.
Note 18: Equity Compensation
The Company issues stock-based compensation in the form of non-vested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan (‘‘Omnibus Plan’’). In addition, the Company has an Employee Stock Purchase Plan (‘‘ESPP’’) that was indefinitely suspended effective April 1, 2019. The Omnibus Plan will expire on the tenth anniversary of its effective date. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 2,295,856 shares as of December 31, 2019. The Company will issue new common shares upon exercise or vesting of stock-based awards.
During 2018, the Company announced a 2-for-1 stock split effected in the form of a dividend. The stock split was effective on December 21, 2018. Except as described herein, stock-based awards were retroactively adjusted for all periods presented to reflect the change in capital structure.
During 2018, awards issued under the Stock Settled Appreciation Right (‘‘SSAR’’) Plan, Equity Incentive Plan, Employee Equity Incentive Plan and New Market Founder Plan were assumed under the Omnibus Plan as agreed upon with participants, impacting all participants who agreed to the assumption. The awards are called ‘‘Legacy Awards.’’ Material terms and conditions of Legacy Awards remain unchanged; therefore, no modification to their fair market value was required. Going forward, all awards will be issued under the Omnibus Plan.
During 2018, several events, including the ones mentioned above, impacted equity-based compensation. A table showing the events and the impact to equity-based compensation is provided at the end of Note 18.
The table below summarizes stock-based compensation for the years ended December 31, 2019, 2018, and 2017:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Stock appreciation rights	$1,243	$1,457	$769
Performance-based stock awards	271	578	1,390
Restricted stock awards	3,174	2,404	88
Employee stock purchase plan	36	165	128
Total stock-based compensation	$4,724	$4,604	$2,375

Stock Settled Appreciation Rights
SSARs are granted based on the fair market value of the Company’s common stock. SSARs typically vest in equal amounts over a seven-year period, commencing on the first anniversary of the effective date of grant and have fifteen-year contractual terms for Legacy Awards and ten-year contractual terms for all other SSARs. Legacy Awards include retirement eligibility upon the participant’s 65th birthday, five years of participation, and after one year holding the grant. The exercise of a SSAR entitles the participant to the excess of the exercise price over the grant price for each SSAR. Exercise price is based on the fair market value of the Company’s common shares.
During 2018, the Company issued 100,000 SSARs with a strike price of $28.50 to a nonemployee. The SSARs vest in equal amounts over a five-year period, commencing on the first anniversary of the effective date of grant and have a five-year contractual term. The Company determined that the award did not require substantive service, which required the award to be fully expensed at the grant date. Because the award is to a nonemployee, the fair market value for this award was adjusted quarterly until the Company adopted ASU 2018-07 in the first quarter of 2019, which set the fair market value for this award. Additional information on ASU 2018-07 can be found in Note 1. The SSAR was not adjusted with respect to the 2-for-1 stock split in accordance with the underlying agreements with the nonemployee and the applicable plan, which did not provide for adjustment.
During 2018, the Company accelerated the vesting of 107,482 SSARs in accordance with the Chairman Emeritus Agreement. The acceleration resulted in $430 thousand in additional expense due to modification accounting. Both the award to the nonemployee and modification to existing SSARs are included in the tables below.
During 2018, 240,000 SSARs were granted that vest in equal amounts over a three-year period, commencing on the first anniversary of the effective date of grant and have fifteen-year contractual terms.
The calculated value of each share award is estimated at the grant date using a Black-Scholes option valuation model. Expected volatility is primarily based on an internal model that calculates the historical volatility of the Company’s stock since the IPO and several peer group banks’ weekly average stock prices before the IPO over the expected term. The expected term of stock granted represents the period of time that shares are expected to be outstanding. The risk-free rate for periods within the contractual life of the share award is based on the U.S. Treasury yield curve.
For the expected term, the Company uses the simplified method described in SAB Topic 14.D.2. This method uses an expected term based on the midpoint between the vesting date and the end of the contractual term. This method is used for the majority of SSARs, because the Company does not have a significant pool of SSARs that have been exercised. For some SSARs that are granted to participants who will be retirement eligible during the term of the award, a separate analysis is performed that focuses more on expected retirement date.
The following table provides the range of assumptions used in the Black-Scholes valuation model, the weighted average grant date fair value, and information related to SSARs exercised for the followings years, as well as, the remaining compensation cost to be recognized and period over which the amount will be recognized as of December 31, 2019:

	For the Year Ended December 31,
	2019(1)	2018	2017
	(Dollars in thousands, except per share data)
Assumptions:
Expected volatility	24.63% - 33.63%	25.69% - 42.99%	28.40% - 40.94%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	4.24 - 7.00	4.00 - 9.50	4.75 - 9.50
Risk-free rate	1.45% - 2.55%	2.50% - 2.94%	2.08% - 2.40%
Weighted average grant date fair value per share	$5.43	$4.68	$5.46
Aggregate intrinsic value of SSARs exercised	$493	$2,214	$165
Total fair value of SSARs vested during the year	$1,171	$1,710	$959
Unrecognized compensation information:
Unrecognized compensation cost	$2,904	$3,730	$3,068
Period remaining (in years)	3.9	3.9	4.8
(1) The Black-Scholes inputs include a revaluation of a nonemployee SSAR upon adoption of ASU 2018-07, as well as, SSARs granted during the period.

A summary of SSAR activity during and as of December 31, 2019 is presented below:

	Stock Settled Appreciation Rights
	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2019	1,736,574	$9.94	10.28
Granted	124,014	14.51	9.54
Exercised	(57,400)	7.15
Forfeited or expired	(30,536)	12.00
Outstanding, December 31, 2019	1,772,652	$10.31	9.20
Exercisable, December 31, 2019	854,562	$8.29	8.19

Performance-Based Stock Awards (‘‘PBSAs’’)
The Company awards PBSAs to key officers of the Company. The stock settled awards are typically granted annually as determined by the Compensation Committee. The performance based shares typically cliff-vest at the end of three years based on attainment of certain performance metrics developed by the Compensation Committee. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage given the level of achievement. The award payout percentages by level of achievement range between 0% of target and 150% of target.
During 2016, the Company awarded PBSAs to New Market Founders. A New Market Founder is a nonemployee, adviser chosen in a selected market to facilitate expansion of banking relationships. During 2016, 110,900 PBSAs were granted and cliff-vest on December 31, 2021. No compensation expense was recognized as part of this plan during 2018 and 2017. The Company adopted ASU 2018-07 in the first quarter of 2019, which set the fair market value for this award. The Company determined that no substantial service existed for this award, resulting in a cumulative effect adjustment of approximately $2 million to retained earnings. Additional information on ASU 2018-07 can be found in Note 1. Changes to the expected or actual award payout percentages will be immediately expensed going forward.
Issuance of the above New Market Founder PBSAs is based upon four equally weighted market measures: total assets, total loans, return on assets and classified assets to capital as of December 31, 2021. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage given the level of achievement. The award payout percentages by level of achievement range between 0% of target to 150% of target. Achievement between 50% of target (“threshold”) and 150% (“stretch”) will result in an award payout percentage determined based on straight-line interpolation between the percentiles. A maximum of 248,841 units could be issued.
The following table summarizes the status of and changes in the performance-based awards:

	Performance-Based Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2019	159,384	$9.00
Granted(1)	32,864	14.16
Vested	—	0.00
Forfeited	—	0.00
Nonvested, December 31, 2019	192,248	$9.88
(1) Includes 6,060 Legacy PBSAs regranted under the Omnibus Plan upon agreement with a New Market Founder. The fair market value of common stock at the regrant date was $15.50. No modifications to the grants occurred resulting in no increase to the fair market value.The original Legacy PBSA had a weighted average grant date fair value of $8.25.

Unrecognized stock-based compensation expense related to the performance grants issued through December 31, 2019 was $495 thousand and is expected to be recognized over 2.1 years.
Restricted Stock Units (‘‘RSUs’’) and Restricted Stock Awards(‘‘RSAs’’)
The Company issues RSUs and RSAs to provide additional incentives to key officers, employees, and nonemployee directors. Awards are typically granted annually as determined by the Compensation Committee. The service based RSUs typically cliff-vest at the end of three years for Legacy Awards and vest in equal amounts over three years for all other RSUs. The service based RSAs typically cliff-vest after one year.

During 2018, 60,000 Legacy RSUs were granted with a grant date fair market value of $14.25 per unit and vests in equal amounts over a three year period, commencing on the first anniversary of the effective date of grant.
During 2018, the Company accelerated the vesting of 74,280 RSUs in accordance with the Chairman Emeritus Agreement. The acceleration resulted in $694 thousand to be immediately expensed instead of over the initial expected service period.
The following table summarizes the status of and changes in the RSUs and RSAs:

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2019	333,774	$14.47
Granted	170,394	15.50
Vested	(152,486)	13.68
Forfeited	(10,902)	14.00
Nonvested, December 31, 2019	340,780	$15.35

Unrecognized stock-based compensation expense related to restricted stock grants issued through December 31, 2019 was $3 million and is expected to be recognized over 1.7 years.
Employee Stock Purchase Plan
The Company has an ESPP whereby employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. During the year ended December 31, 2019, 45,302 common shares were purchased on behalf of the employees under the ESPP.
The calculated value of each unit award is estimated at the start of the offering period using a Black-Scholes option valuation model that used the assumptions noted in the following table:

	For the Year Ended December 31,
	2019	2018	2017
Assumptions:
Expected volatility	7.60%	7.60%	13.80%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	1	1	1
Risk-free rate	2.09%	2.09%	1.03%

On January 24, 2019, the Company indefinitely suspended the ESPP effective April 1, 2019 There was no impact to the financial statements as a result of the suspension.

2018 Events
Due to the number of events that occurred in 2018, a table of events and the impact to equity based compensation is provided below followed by additional detail under the table:

		Change	Change in
		in	Number of
Event	Event	Cumulative	Awards Issued /	Additional
Date	Type	Expense	Exercised	Notes
(Dollars in thousands)
January 2018	EIP Modification: from performance awards to time-vested awards	$1,294	None	Awards were exchanged at “Target” representing 100% of the original award. 282,192 PBSAs were forfeited and replaced with 282,192 RSUs.
May 2018	Chairman Emeritus Agreement: SSAR and RSU vesting was accelerated	$1,124	201,334 SSARs were exercised and 74,280 RSUs vested	101,178 common shares were issued.
October 2018	New Plan Approved: Existing awards were canceled and regranted under the Omnibus Plan as agreed with certain participants.
	– SSARs	None	None	1,595,430 SSARs were forfeited and regranted under the Omnibus Plan
	– RSUs	None	None	298,254 RSUs were forfeited and regranted under the Omnibus Plan
	– PBSAs	None	None	159,384 PBSAs were forfeited and regranted under the Omnibus Plan
December 2018	Stock Split: 2-for-1 Stock Split occurred	None	All awards, excluding 100,000 SSARs were split	All awards, other than the noted SSARs, were retroactively adjusted for all periods presented to reflect the 2-for-1 split

In January 2018, the Company modified the Equity Incentive Plan to allow the Compensation Committee to award performance-based awards or service-based awards. The Compensation Committee modified awards granted in 2016 and 2017 from performance-based to service-based awards. The modification resulted in a $1 million increase in expense that will be recognized over the remaining service period. A total of 25 participants were impacted by this modification. During 2018, $989 thousand was recognized, including $61 thousand in forfeiture credits. The remaining $216 thousand was recognized in 2019.
In May 2018, the Company’s former Chief Executive Officer became the Company’s Chairman Emeritus. As part of this transition, restricted stock units issued under the Equity Incentive Plan in 2016, 2017, and 2018 were fully vested. The modification resulted in $694 thousand of additional expense. In addition, all SSARs awarded under the Stock Appreciation Rights Plan were considered fully-vested. This modification resulted in $430 thousand of additional expense. All awards were converted to common stock and 101,178 common shares were issued. The Chairman Emeritus Agreement also granted 100,000 SSARs that will vest equally over five years.
In October 2018, the Omnibus Plan was approved. The Omnibus Plan allows for several types of grants including: (i) stock options; (ii) SARs; (iii) RSAs; (iv) RSUs; and (v) PBSAs. Awards issued under the previous plans were assumed under the Omnibus Plan, as agreed upon with participants, impacting all participants who agreed to the assumption. Material terms and conditions of Legacy Awards remain unchanged; therefore, no modification to their fair market value was required.
Note 19: Stock Warrants
The Company had 113,500 and 317,500 outstanding fully vested warrants to purchase common stock at a strike price of $5.00 per share as of December 31, 2019 and 2018, respectively.
113,500 warrants were modified during 2018 to extend the expiration date from June 30, 2019 to April 26, 2023 in accordance with the Chairman Emeritus Agreement. The strike price continues to be $5.00 per share. During the period ended December 31, 2019, 10,000 warrants were forfeited. During the period ended December 31, 2018, 10,000 warrants were forfeited.

Note 20: Operating Leases
During 2017, the Bank took possession of office space in Dallas, Texas through an operating lease agreement. The non-cancellable lease has a term of 147-months from the commencement date with escalating rental payments. The agreement includes an option for early termination after year seven, but requires an additional payment equal to one month of gross rent for each remaining year, repayment of all unamortized incentives, and $30 thousand. In addition, the lease provides an option to be extended for three renewal periods of five years each. As an incentive for the lease, the Bank received $2 million in tenant improvement allowances and abated rent. In accordance with ASC 840, the Company is amortizing this benefit through occupancy expense over the expected life of the lease.
During 2017, the Bank commenced a lease for office space in Leawood, Kansas. The noncancellable lease expired on June 30, 2018 with straight-line rental payments. During 2017, CrossFirst Bank entered into an agreement to purchase the office space for $29 million upon the expiration of the operating lease. During 2018, the Company purchased the office space per the agreement.
The Company has various noncancellable operating leases for office space in its respective markets. Rent expense for these leases for the periods presented was:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Rental Expense	$2,526	$3,323	$2,598

Future minimum lease payments under operating leases were:

(Dollars in thousands)
2020	$1,796
2021	1,572
2022	1,604
2023	1,636
2024	1,288
Thereafter	$6,162

Note 21: Disclosure about Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities.

Recurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$152,512	$—	$152,512	$—
Collateralized mortgage obligations - GSE residential	129,212	—	129,212	—
State and political subdivisions	456,340	—	456,340	—
Corporate bonds	1,409	—	1,409	—
Mutual funds	2,161	—	2,161	—
Derivative assets	9,838	—	9,838	—
Derivative liabilities	$9,907	$—	$9,907	$—

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$129,287	$—	$129,287	$—
Collateralized mortgage obligations - GSE residential	152,626	—	152,626	—
State and political subdivisions	378,058	—	378,058	—
Corporate bonds	1,657	—	1,657	—
Mutual funds	2,050	—	2,050	—
Derivative assets	1,051	—	1,051	—
Derivative liabilities	$1,136	$—	$1,136	$—

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the Company’s accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
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

Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at:

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral dependent impaired loans	$20,889	$—	$—	$20,889

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral dependent impaired loans	$50,288	$—	$—	$50,288
Assets held-for-sale	3,444	—	3,444	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Collateral Dependent Impaired Loans, Net of Allowance for Loan and Lease Losses (‘‘ALLL’’)
The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral dependent impaired loans are classified within Level 3 of the fair value hierarchy. The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.
Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.
Assets Held-for-Sale
The estimated fair value of assets held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2019 and 2018:

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent impaired loans	$20,889	Market comparable properties	Marketability discount	10% - 15% (12%)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent impaired loans	$50,288	Market comparable properties	Marketability discount	10% - 15% (12%)

See Note 18 for quantitative information about unobservable inputs used in the fair value measurement of stock appreciation rights.
The following tables present the estimated fair values the Company’s financial instruments at December 31, 2019 and 2018:

	December 31, 2019
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$187,320	$187,320	$—	$—	$187,320
Available-for-sale securities	741,634	—	741,634	—	741,634
Loans, net of allowance for loan losses	3,795,348	—	—	3,810,818	3,810,818
Restricted equity securities	17,278	—	—	17,278	17,278
Interest receivable	15,716	—	15,716	—	15,716
Derivative assets	9,838	—	9,838	—	9,838
Total	$4,767,134	$187,320	$767,188	$3,828,096	$4,782,604
Financial Liabilities
Deposits	$3,923,759	$521,826	$—	$3,407,012	$3,928,838
Federal funds purchased and repurchase agreements	14,921	—	14,921	—	14,921
Federal Home Loan Bank advances	358,743	—	357,859	—	357,859
Other borrowings	921	—	2,147	—	2,147
Interest payable	4,584	—	4,584	—	4,584
Derivative liabilities	9,907	—	9,907	—	9,907
Total	$4,312,835	$521,826	$389,418	$3,407,012	$4,318,256

	December 31, 2018
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$216,541	$216,541	$—	$—	$216,541
Available-for-sale securities	663,678	—	663,678	—	663,678
Loans, net of allowance for loan losses	3,022,921	—	—	3,027,930	3,027,930
Restricted equity securities	14,525	—	—	14,525	14,525
Interest receivable	14,092	—	14,092	—	14,092
Derivative assets	1,051	—	1,051	—	1,051
	$3,932,808	$216,541	$678,821	$3,042,455	$3,937,817
Financial Liabilities
Deposits	$3,208,097	$484,284	$—	$2,696,212	$3,180,496
Federal funds purchased and repurchase agreements	75,406	—	75,404	—	75,404
Federal Home Loan Bank advances	312,985	—	298,017	—	298,017
Other borrowings	884	—	2,022	—	2,022
Interest payable	2,868	—	2,868	—	2,868
Derivative liabilities	1,136	—	1,136	—	1,136
	$3,601,376	$484,284	$379,447	$2,696,212	$3,559,943

Note 22: Significant Estimates and Concentrations
GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in Note 4: Loans and Allowance for Loan Losses. Current vulnerabilities due to certain concentrations of credit risk are discussed in Note 23: Commitments and Credit Risk. Credit risk related to derivatives is reflected in the Note 8: Derivatives and Hedging Activities. Estimates related to equity awards are reflected in Note 18: Equity Compensation. Other significant estimates and concentrations not discussed in those footnotes include:
Investments
The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risk. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying consolidated balance sheets.
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, result of operations and cash flows of the Company.
Note 23: Commitments and Credit Risk
The Company had the following commitments at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to originate loans	$134,652	$190,997
Standby letters of credit	39,035	32,439
Lines of credit	1,351,873	1,174,166
Future lease commitment	20,935	19,054
Total	$1,546,495	$1,416,656

Commitments to Originate Loans
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case by case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.
Standby Letters of Credit
Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under nonfinancial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Fees for letters of credit are initially recorded by the Company as deferred revenue and are included in earnings at the termination of the respective agreements.
Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the customer for reimbursement of amounts paid.
Lines of Credit
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case by case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counter-party.
Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.
Future Lease Commitment
During 2017, the Company entered into a lease agreement for future office space in Kansas City, Missouri. The 15 year lease will begin upon substantial completion of the building or the date the Company takes possession of the premises for business purposes and includes four, five year renewal terms.
The future minimum lease payments for the current lease commitment are as follows:

Year	Minimum Lease Payments
(Dollars in thousands)
1	$1,303
2	1,312
3	1,321
4	1,331
5	1,341
Thereafter	$14,327

In association with the Kansas City, Missouri lease, the lessor will provide the Company with a construction allowance of approximately $1 million.
Note 24: Stock Offerings
We completed our IPO on August 19, 2019 in which we issued and sold 6,594,362 common shares including 844,362 shares pursuant to the underwriters’ partial exercise of their overallotment option. The common shares were sold at an initial public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $87 million.
In May 2019, 20,000 RSUs vested, resulting in an after-tax issuance of 14,530 common shares.

In March 2019, the Company collected $547 thousand (excluding expenses) representing, 45,302 common shares under the ESPP.
On December 18, 2018, we provided notice to all holders of our 7.00% Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Shares”) to redeem all 1,200,000 outstanding Series A Preferred Shares on January 30, 2019 (the “Redemption Date”). On the Redemption Date, we redeemed each outstanding Series A Preferred Share at a redemption price of $25.00 per share. From and after the Redemption Date, all of the Series A Preferred Shares ceased to be outstanding, all dividends with respect to the Series A Preferred Shares ceased to accrue and all rights with respect to the Series A Preferred Shares ceased and terminated, except the rights of holders to receive the redemption price per share of the Series A Preferred Shares. The impact of the redemption was a reduction of approximately $30 million in cash and cash equivalents and stockholders’ equity. The redemption did not impact the income statement.
On January 1, 2019, the Company issued 17,415 RSAs under the 2018 Omnibus Plan.
During the year ended December 31, 2019, the Company converted 194,000 warrants at a strike price of $5.00 per share. The conversion of warrants raised $970 thousand, representing 194,000 common shares.
During the year ended December 31, 2019, the Company repurchased 10,000 common shares that totaled $155 thousand, representing an average price of $15.50 per share. These shares were subsequently retired.
During the year ended December 31, 2019, the Company converted 57,400 SSARs into 21,723 common shares under the 2018 Omnibus Plan (formerly the Stock Settled Appreciation Rights Plan).
On December 31, 2018, 99,642 RSUs vested, resulting in an after-tax issuance of 68,668 common shares.
On December 18, 2018, the Company announced a 2-for-1 stock split, effected in the form of a dividend, effective December 21, 2018. Share data and per share data were retroactively adjusted for the periods presented to reflect the change in capital structure.
Through a private placement dated in October 2018, the Company offered 5,263,158 common shares representing ownership interest of the company at $14.25 per share. Gross proceeds under the extension were $74 million, representing 5,192,986 common shares. Raymond James & Associates, Inc. served as the placement agent for these sales and received compensation of $3 million that was capitalized and another $50 thousand that was expensed.
Through a private placement memorandum dated in March 2018, the Company offered 10,526,316 common shares representing ownership interest of the Company at $14.25 per share. Total proceeds under the PPM were $127 million, representing 8,904,626 common shares. The PPM was closed in September 2018.
Through a private placement dated February 2018, the Company offered common shares to partners and directors at $13.75 per share. Total proceeds under the plan were $3 million, representing 246,746 common shares. The plan was closed in March 2018.
During 2018, the Company repurchased 769,808 common shares that totaled $11 million, representing an average price of $14.32 per share. These shares were subsequently retired.
During 2018, the Company converted 354,500 warrants at a strike price of $5.00 per share. The conversion of warrants raised $2 million, representing 354,500 common shares.
During 2018, the Company converted 300,724 stock settled appreciation rights into 106,548 common shares under the 2018 Omnibus Plan (formerly the Stock Settled Appreciation Rights Plan).
During May 2018, 74,280 restricted stock units vested, resulting in an after-tax issuance of 41,340 common shares.
During March 2018, 171,200 performance-based restricted stock units vested, resulting in an after-tax issuance of 136,190 common shares.
Through a private placement dated April 20, 2017, the Company offered 100,000 common shares representing ownership interest of the Company at $10.00 per share. Total proceeds under this extension were $1 million (excluding expenses), representing 100,000 shares.
Through a private placement dated March 17, 2017, the Company offered 1,000,000 common shares representing ownership interest of the Company at $12.00 per share. Total proceeds under this extension were $8 million (excluding expenses), representing 625,336 shares.
Through an extension of the private placement dated December 22, 2016, the Company offered 500,000 common shares representing ownership interest of the Company at $10.00 per share. Total proceeds in March 2017 under this extension were $5 million (excluding expenses) representing 500,000 shares.

Through a private placement memorandum dated September 29, 2016, the Company offered 5,000,000 common shares representing ownership interest of the Company at $10.00 per share. The Company subsequently increased the offering by 1,000,000 shares as permitted by the terms of the private placement. The offering was closed on December 21, 2016. An additional offering of 2,500,000 shares at $10.00 per share was offered under a private placement dated December 22, 2016, with an expiration date of January 31, 2017. Total proceeds under the private placements were $85 million (excluding expenses), representing 8,480,180 common shares, of which 4,131,348 shares totaling $41 million were issued during 2017.
The Company has various employee plans that allow certain individuals to purchase common shares outside of a private placement. During the year ended December 31, 2019, the Company collected $300 thousand (excluding expenses) representing 17,648 common shares under these plans. During 2018, the Company collected $714 thousand (excluding expenses) representing 56,550 common shares under these plans. In addition, the Company collected $547 thousand (excluding expenses) and $367 thousand (excluding expenses) representing 45,302 and 35,984 common shares under the ESPP in 2019 and 2018, respectively.
Additional information related to stock-based awards can be found in Note 18 and additional information related to warrants can be found in Note 19. The following table provides a reconciliation of the related shares issued and proceeds recorded of private placements, warrants, and employee plans to the consolidated statement of stockholders’ equity for the periods ended December 31, 2019, 2018 and 2017:

	Common Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings
	(Dollars in thousands)
Balance at December 31, 2016	25,194,872	$252	$197,812	$21,384
Private placement - September 2016	4,131,348	41	41,293	(21)
Private placement - December 2016	500,000	5	4,998	(3)
Private placement - March 2017	625,336	7	7,501	(4)
Private placement - April 2017	100,000	1	999	—
Warrants converted	8,000	—	40	—
ESPP issuance	33,450	—	234	—
Employee purchase plans	84,060	1	898	—
SSAR exercise	9,190	—	(55)	—
Other, nonissuance items	—	—	2,388	2,594
Balance at December 31, 2017	30,686,256	$307	$256,108	$23,950
Performance awards - March 2018	136,190	1	(482)	(1)
Restricted awards - May 2018	41,340	1	(470)	—
Private placement - February 2018	246,746	2	3,391	(1)
Private placement - March 2018	8,904,626	89	126,847	(45)
Private placement - October 2018	5,192,986	52	73,974	(26)
Restricted awards - December 2018	68,668	1	(481)	—
Warrants converted	354,500	4	1,771	(2)
ESPP issuance	35,984	—	367	—
Employee purchase plans	56,550	1	713	—
SSAR exercise	106,548	1	(701)	—
Repurchased and retired shares	(769,808)	(8)	(8,218)	(2,798)
RSAs granted	13,736	—	—	—
Capitalized placement costs	—	—	(2,922)	—
Other, nonissuance items	—	—	4,615	17,490
Balance at December 31, 2018	45,074,322	$451	$454,512	$38,567
Repurchase and retired preferred shares	—	—	(29,988)	—
Repurchased and retired common shares	(10,000)	—	(100)	(55)
RSUs vested	14,530	—	(93)	—
IPO	6,594,362	66	95,552	—

	Common Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings
	(Dollars in thousands)
Capitalized placement costs	—	—	(8,564)	—
Warrants converted	194,000	2	968	—
ESPP issuance	45,203	1	547	—
Employee purchase plans	17,648	—	300	—
SSAR exercise	21,723	—	(153)	—
RSAs granted	17,415	—	—	—
Other, nonissuance items			6,889	26,376
Balance at December 31, 2019	51,969,203	$520	$519,870	$64,888

Note 25: Parent Company Condensed Financial Statements
The following are the condensed financial statements of CrossFirst Bankshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Assets
Investment in consolidated subsidiaries
Banks	$551,084	$450,302
Nonbanks	870	870
Cash	52,478	37,439
Other assets	1,364	6,862
Total assets	$605,796	$495,473
Liabilities and stockholders’ equity
Trust preferred securities, net	$921	$884
Other liabilities	3,231	4,253
Total liabilities	4,152	5,137
Stockholders’ equity
Redeemable preferred stock	—	12
Common stock	520	451
Additional paid-in capital	519,870	454,512
Retained earnings	64,888	38,567
Other	(85)	(196)
Accumulated other comprehensive income (loss)	16,451	(3,010)
Total stockholders’ equity	601,644	490,336
Total liabilities and stockholders’ equity	$605,796	$495,473

Condensed Statements of Income

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income
Earnings of consolidated subsidiaries	$28,814	$24,330	$6,941
Interest income	3	3	2
Management fees charged to subsidiaries	7,500	6,000	5,500
Other	(7)	—	8
Total income	36,310	30,333	12,451
Expense
Salaries and employee benefits	4,584	8,139	3,164
Occupancy, net	275	368	403
Interest expense	147	231	124
Other	2,897	3,503	3,470
Total expense	7,903	12,241	7,161
Income tax benefit	(66)	(1,498)	(559)
Net income	$28,473	$19,590	$5,849

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Operating Activities
Net income	$28,473	$19,590	$5,849
Items not requiring (providing) cash
Earnings of consolidated subsidiaries	(28,814)	(24,330)	(6,941)
Accretion of discount on borrowings	38	34	31
Share-based incentive compensation	1,974	2,224	735
Other adjustments	5,305	1,333	(613)
Net cash provided by (used in) operating activities	6,976	(1,149)	(939)
Investing Activities
Increase in investment in subsidiaries	(49,825)	(157,900)	(37,900)
Net cash used in investing activities	(49,825)	(157,900)	(37,900)
Financing Activities
Proceeds from line of credit	—	35,000	—
Repayment of line of credit	—	(35,000)	(10,000)
Redemption of preferred stock	(30,000)	—	—
Dividends paid on preferred stock	(700)	(2,100)	(2,100)
Issuance of common stock, net	88,324	203,848	55,756
Common stock purchased and retired	(155)	(11,024)	—
Acquisition of common stock for tax withholding obligations	(245)	(2,132)	(55)
Proceeds from employee stock purchase plan	547	367	235
Net decrease in employee receivables	117	71	71
Net cash provided by financing activities	57,888	189,030	43,907
Increase in cash	15,039	29,981	5,068
Cash at beginning of year	37,439	7,458	2,390
Cash at end of year	$52,478	$37,439	$7,458

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Supplemental Cash Flows Information
Income taxes paid	$215	$—	$3,930
Dividends declared and unpaid	$—	$525	$525

Note 26: Subsequent Events
Subsequent events have been evaluated through March 10, 2020, which is the date the consolidated financial statements were available to be issued.
Lease Agreement
In January 2020, the Company entered into a lease agreement for future office space in Frisco, Texas. The approximately 7 year lease will begin upon the day the Company starts conducting business or substantial completion of tenant improvements are completed. The lease includes two, five year renewal terms. The future minimum lease payments for the current lease commitments are as follows:

Year	Minimum Lease Payments
(Dollars in thousands)
1	$188
2	192
3	198
4	203
5	208
Thereafter	$469

In association with the Frisco, Texas lease, the lessor will provide the Company with a tenant improvement allowance not to exceed $212 thousand.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of the fiscal year for which this Annual Report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information to be set forth under the captions “Proposal 1. - Election of Directors,” “Information Regarding the Board and Director Nominees,” and “Corporate Governance” in our proxy statement for our 2020 annual meeting of stockholders. The information required by this item regarding our executive officers is incorporated by reference to Part I of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
We have adopted the CrossFirst Code of Business Conduct and Ethics (the “Code of Conduct”), which applies to all of our directors, officers and employees. The Code of Conduct is publicly available on our website at https://investors.crossfirstbankshares.com/governance/code-of-ethics. If we make any material amendment to our Code of Conduct, or if we grant any waiver from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information to be set forth under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2020 annual meeting of stockholders and Note 18: Equity Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information to be set forth under the caption “Stock Ownership—Beneficial Ownership of Company Common Stock” in our proxy statement for our 2020 annual meeting of stockholders and Note: 18 Equity Compensation.
Securities Authorized for Issuance under Equity Compensation Plans
Set forth below is information as of December 31, 2019 regarding equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—		—		—
Equity compensation plan not approved by shareholders	1,866,152	(A)	$9.99	(B)	2,414,669	(C)
Total	1,866,152		$9.99		2,414,669
(A)Includes 100,000 shares issuable upon exercise of stock appreciation rights granted under the Chairman Emeritus Agreement, 113,500 shares issuable upon exercise of warrants, and 1,672,652 shares issuable upon exercise of stock appreciation rights granted under the 2018 Equity Incentive Plan.

(B)Represents the weighted average exercise price of outstanding stock appreciate rights and warrants. Includes the weighted average exercise price of $28.50 for stock appreciation rights granted under the Chairman Emeritus Agreement, $5.00 for shares issuable upon exercise of warrants and $9.22 for stock appreciation rights granted under the 2018 Equity Incentive Plan.

(C)Available shares can be granted in the form of stock appreciation rights, options, restricted stock or performance awards. The number of securities remaining available under the 2018 Equity Incentive Plan was 2,295,856 and under the Employee Stock Purchase Plan was 118,813.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information to be set forth under the captions “Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance-Information Concerning Nominees for Election as Directors-Director Independence” in our proxy statement for our 2020 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Independent Registered Public Accounting Firm Fees” in our proxy statement relating for our 2020 annual meeting of stockholders.
Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements of CrossFirst Bankshares, Inc. and its subsidiaries, and the auditor’s report thereon are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
(a) (2) Financial Statement Schedules:
All financial statement schedules for CrossFirst Bankshares, Inc. and its subsidiaries have been included in this Form 10-K in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.
(a) (3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Articles of Incorporation of CrossFirst Bankshares, Inc.	S-1	3.1	July 18, 2019
3.2	Amendment to Articles of Incorporation of CrossFirst Bankshares, Inc.	S-1	3.2	July 18, 2019
3.3	Bylaws of CrossFirst Bankshares, Inc.	S-1	3.3	July 18, 2019
4.1	Specimen Common Stock Certificate	S-1	4.1	July 18, 2019
4.2	Form of Warrant Agreement	S-1/A	4.2	July 29, 2019
4.3*	Description of Securities
10.1	Amended Employment Agreement with George F. Jones, Jr. dated May 1, 2018†	S-1	10.1	July 18, 2019
10.1.1	Second Amendment to Employment Agreement with George F. Jones, Jr. dated March 20, 2019†	S-1	10.2	July 18, 2019
10.1.2	Third Amendment to Employment Agreement with George F. Jones, Jr. dated May 1, 2019†	S-1	10.3	July 18, 2019
10.2	Employment Agreement with David O’Toole dated May 1, 2015†	S-1	10.4	July 18, 2019
10.2.1	First Amendment to Employment Agreement with David O’Toole dated March 19, 2019†	S-1	10.5	July 18, 2019
10.3	Employment Agreement with Mike Maddox dated May 1, 2015†	S-1	10.6	July 18, 2019
10.3.1	First Amendment to Employment Agreement with Mike Maddox dated March 19, 2019†	S-1	10.7	July 18, 2019
10.4	Employment Agreement with Amy Fauss dated July 29, 2016†^	S-1	10.8	July 18, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.4.1	First Amendment to Employment Agreement with Amy Fauss dated March 15, 2019†	S-1	10.9	July 18, 2019
10.5	Employment Agreement with Tom Robinson dated May 1, 2015†	S-1	10.10	July 18, 2019
10.5.1	First Amendment to Employment Agreement with Tom Robinson dated March 18, 2019†	S-1	10.11	July 18, 2019
10.6*	Employment Agreement with Aisha Reynolds, dated October 23, 2019. †
10.7*	Employment Agreement with Randy Rapp, dated April 1, 2019†
10.8	RSU Award Agreement with George F. Jones, Jr. dated February 28, 2019†	S-1	10.13	July 18, 2019
10.9	Performance Share Award Agreement with George F. Jones, Jr. dated February 28, 2019†	S-1	10.14	July 18, 2019
10.10	2018 Omnibus Equity Incentive Plan†	S-1	10.15	July 18, 2019
10.11	Form of Legacy RSU - New Market Founders Award†	S-1	10.16	July 18, 2019
10.12	Form of Legacy EIP 2018 RSU Award Agreement†	S-1	10.17	July 18, 2019
10.13	Form of Legacy SAR Award Agreement†	S-1	10.18	July 18, 2019
10.14	Form of EEIP Legacy RSU Award Agreement†	S-1	10.19	July 18, 2019
10.15	Form of RSU Award Agreement†	S-1	10.20	July 18, 2019
10.16	Form of 2019 RSU Award Agreement†	S-1	10.21	July 18, 2019
10.17	Form of 2019 Performance Share Award Agreement†	S-1	10.22	July 18, 2019
10.18	Form of Director Restricted Stock Award†	S-1	10.23	July 18, 2019
10.19	Form of Indemnification Agreement†	S-1	10.24	July 18, 2019
10.20	Director Deferred Fee Program†	S-1	10.25	July 18, 2019
10.21	Stock Appreciation Rights Plan†	S-1	10.26	July 18, 2019
10.22	Form of SAR Award Agreement†	S-1	10.27	July 18, 2019
10.23	Annual Incentive Plan†	S-1	10.28	July 18, 2019
21.1*	Subsidiaries of CrossFirst Bankshares, Inc.
23.1*	Consent of BKD, LLP
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Filed Herewith
**Furnished Herewith
† Indicates a management contract or compensatory plan

Item 16.	Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

March 10, 2020	/s/ David L. O'Toole
David L. O’Toole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Rod Brenneman
Rod Brenneman	Director (Chairman)	March 10, 2020
/s/ George F. Jones, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)
George F. Jones, Jr.		March 10, 2020
/s/ David L. O’Toole	Director, Chief Financial Officer (Principal Financial and Accounting Officer)
David O’Toole		March 10, 2020
/s/ Michael J. Maddox	Director, Bank President and Chief Executive Officer
Michael J. Maddox		March 10, 2020
/s/ George Bruce	Director
George Bruce		March 10, 2020
/s/ Steven W. Caple	Director
Steven W. Caple		March 10, 2020
/s/ Ron Geist	Director
Ron Geist		March 10, 2020
/s/ Jennifer Grigsby	Director
Jennifer Grigsby		March 10, 2020
/s/ George E. Hansen III	Director
George E. Hansen III		March 10, 2020

Signature	Title	Date
/s/ Lance Humphreys	Director
Lance Humphreys		March 10, 2020
/s/ Mason King	Director
Mason King		March 10, 2020
/s/ James Kuykendall	Director
James Kuykendall		March 10, 2020
/s/ Kevin Rauckman	Director
Kevin Rauckman		March 10, 2020
/s/ Michael Robinson	Director
Michael Robinson		March 10, 2020
/s/ Jay Shadwick	Director
Jay Shadwick		March 10, 2020
/s/ Grey Stogner	Director
Grey Stogner		March 10, 2020
/s/ Stephen K. Swinson	Director
Stephen K. Swinson		March 10, 2020