Form 10-Q
period 2020-03-31
CROSSFIRST BANKSHARES, INC.
filed 2020-05-14
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-39028

CROSSFIRST BANKSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Kansas		26-3212879
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11440 Tomahawk Creek Parkway
Leawood,	KS	66211
(Address of principal executive offices)		(Zip Code)
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2020, the registrant had 52,113,559 shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q
Quarter Ended March 31, 2020

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
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Such possible events or factors include: risks associated with the current outbreak of the novel coronavirus, or COVID-19, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020, in this Quarterly Report on Form 10-Q, and in our other filings with the SEC.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$158,987	$187,320
Available-for-sale securities - taxable	285,426	298,208
Available-for-sale securities - tax-exempt	449,805	443,426
Loans, net of allowance for loan losses of $51,458 and $56,896 at March 31, 2020 and December 31, 2019, respectively	3,950,993	3,795,348
Premises and equipment, net	68,817	70,210
Restricted equity securities	18,539	17,278
Interest receivable	16,958	15,716
Foreclosed assets held for sale	3,619	3,619
Deferred tax asset	8,914	13,782
Goodwill and other intangible assets, net	7,669	7,694
Bank-owned life insurance	66,145	65,689
Other	31,535	12,943
Total assets	$5,067,407	$4,931,233
Liabilities and stockholders’ equity
Deposits
Non-interest bearing	$567,215	$521,826
Savings, NOW and money market	2,302,545	2,162,187
Time	1,103,062	1,239,746
Total deposits	3,972,822	3,923,759
Federal funds purchased and repurchase agreements	38,946	14,921
Federal Home Loan Bank advances	402,680	358,743
Other borrowings	931	921
Interest payable and other liabilities	40,082	31,245
Total liabilities	4,455,461	4,329,589
Stockholders’ equity
Redeemable preferred stock, $0.01 par value, $25.00 liquidation value:
authorized - 5,000,000 shares, issued - 0 shares at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 52,098,062 and 51,969,203 shares at March 31, 2020 and December 31, 2019, respectively	521	520
Additional paid-in capital	520,134	519,870
Retained earnings	68,689	64,803
Accumulated other comprehensive income	22,602	16,451
Total stockholders’ equity	611,946	601,644
Total liabilities and stockholders’ equity	$5,067,407	$4,931,233

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three months ended
	March 31,
	2020	2019
	(Dollars in thousands except per share data)
Interest Income
Loans, including fees	$48,339	$45,003
Available-for-sale securities - taxable	1,774	2,320
Available-for-sale securities - tax-exempt	3,312	2,935
Deposits with financial institutions	491	806
Dividends on bank stocks	292	253
Total interest income	54,208	51,317
Interest Expense
Deposits	14,272	15,921
Fed funds purchased and repurchase agreements	62	294
Advances from Federal Home Loan Bank	1,611	1,459
Other borrowings	35	38
Total interest expense	15,980	17,712
Net Interest Income	38,228	33,605
Provision for Loan Losses	13,950	2,850
Net Interest Income after Provision for Loan Losses	24,278	30,755
Non-Interest Income
Service charges and fees on customer accounts	508	158
Gain on sale of available-for-sale debt securities	393	27
Gain on sale of loans	—	79
Income from bank-owned life insurance	456	467
Swap fee income (loss), net	(9)	377
ATM and credit card interchange income	485	377
Other non-interest income	262	160
Total non-interest income	2,095	1,645
Non-Interest Expense
Salaries and employee benefits	14,390	14,590
Occupancy	2,085	2,159
Professional fees	671	782
Deposit insurance premiums	1,016	837
Data processing	692	594
Advertising	500	713
Software and communication	876	679
Equipment costs, other asset depreciation, and amortization	395	473
Other non-interest expense	1,598	1,804
Total non-interest expense	22,223	22,631
Net Income Before Taxes	4,150	9,769
Income tax expense	293	419
Net Income	$3,857	$9,350
Basic Earnings Per Share	$0.07	$0.20
Diluted Earnings Per Share	$0.07	$0.20

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME - UNAUDITED

	Three months ended
	March 31,
	2020	2019
	(Dollars in thousands)
Net Income	$3,857	$9,350
Other Comprehensive Income
Unrealized gain on available-for-sale debt securities	8,532	12,394
Less: income tax	2,084	3,056
Unrealized gain on available-for-sale debt securities, net of income tax	6,448	9,338
Reclassification adjustment for realized gains included in income	393	53
Less: income tax	96	13
Less: reclassification adjustment for realized gains included in income, net of income tax	297	40
Other comprehensive income	6,151	9,298
Comprehensive Income	$10,008	$18,648

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balance at December 31, 2018	1,200,000	$12	45,074,322	$451	$454,512	$38,371	$(3,010)	$490,336
Net income	—	—	—	—	—	9,350	—	9,350
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	9,298	9,298
Issuance of shares	—	—	101,203	1	826	—	—	827
Issuance of shares from equity-based awards	—	—	36,845	—	(134)	—	—	(134)
Retired shares	(1,200,000)	(12)	(10,000)	—	(30,088)	(55)	—	(30,155)
Preferred dividends declared	—	—	—	—	—	(175)	—	(175)
Employee receivables from sale of stock	—	—	—	—	2	30	—	32
Share-based compensation	—	—	—	—	1,098	—	—	1,098
Employee stock purchase plan additions	—	—	—	—	37	—	—	37
Adoption of ASU 2016-01	—	—	—	—	—	(69)	69	—
Adoption of ASU 2018-07	—	—	—	—	2,159	(2,159)	—	—
Balance at March 31, 2019	—	$—	45,202,370	$452	$428,412	$45,293	$6,357	$480,514

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars in thousands)
Balance at December 31, 2019	—	$—	51,969,203	$520	$519,870	$64,803	$16,451	$601,644
Net income	—	—	—	—	—	3,857	—	3,857
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	6,151	6,151
Issuance of shares from equity-based awards	—	—	128,859	1	(671)	—	—	(670)
Employee receivables from sale of stock	—	—	—	—	1	29	—	30
Share-based compensation	—	—	—	—	934	—	—	934
Balance at March 31, 2020	—	$—	52,098,062	$521	$520,134	$68,689	$22,602	$611,946

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three months ended
	March 31,
	2020	2019
	(Dollars in thousands)
Operating Activities
Net income	$3,857	$9,350
Items not requiring (providing) cash
Depreciation and amortization	1,295	1,371
Provision for loan losses	13,950	2,850
Accretion of discounts and amortization of premiums on securities	1,473	1,212
Equity based compensation	934	1,135
Loss on disposal of fixed assets	10	64
Gain on sale of loans	—	(79)
Deferred income taxes	2,881	969
Net increase in bank owned life insurance	(456)	(467)
Net recognized gains on available-for-sale equity securities	(34)	(26)
Net realized gains on available-for-sale debt securities	(393)	(27)
Dividends on FHLB stock	(291)	(251)
Stock dividends on CRA mutual fund	(11)	(12)
Changes in
Interest receivable	(1,242)	(2,486)
Other assets	65	(428)
Other liabilities	(9,368)	(2,518)
Net cash provided by operating activities	12,670	10,657
Investing Activities
Net change in loans	(169,595)	(219,804)
Purchases of available-for-sale securities	(11,861)	(46,555)
Proceeds from maturities of available-for-sale securities	21,528	10,609
Proceeds from sale of available-for-sale securities	3,841	3,371
Purchase of premises and equipment	(331)	(37)
Purchase of restricted equity securities	(970)	(400)
Proceeds from the sale of fixed assets	—	341
Proceeds from sale of restricted equity securities	—	715
Net cash used in investing activities	(157,388)	(251,760)
Financing Activities
Net increase (decrease) in demand deposits, savings, NOW and money market accounts	185,747	(80,282)
Net increase (decrease) in time deposits	(136,684)	272,084
Net increase (decrease) in repurchase agreements and fed funds purchased	24,025	(19,735)
Proceeds from Federal Home Loan Bank advances	70,000	10,000
Repayment of Federal Home Loan Bank advances	(26,063)	(10,059)
Retirement of preferred stock	—	(30,000)
Issuance of common shares, net of issuance cost	1	280
Proceeds from employee stock purchase plan	—	547
See Notes to Consolidated Financial Statements (unaudited)

	Three months ended
	March 31,
	2020	2019
	(Dollars in thousands)
Common stock purchased and retired	—	(155)
Acquisition of common stock for tax withholding obligations	(671)	(133)
Net decrease in employee receivables	30	32
Dividends paid on preferred stock	—	(700)
Net cash provided by financing activities	116,385	141,879
Decrease in Cash and Cash Equivalents	(28,333)	(99,224)
Cash and Cash Equivalents, Beginning of Period	187,320	216,541
Cash and Cash Equivalents, End of Period	$158,987	$117,317
Supplemental Cash Flows Information
Interest paid	$17,199	$16,718
Income taxes paid	—	—
Foreclosed assets in settlement of loans	$—	$2,471

See Notes to Consolidated Financial Statements (unaudited)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 1:Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (the “Company”), a Kansas corporation, was incorporated in December 2017. Prior to incorporation, the Company was registered as a limited liability company under the name CrossFirst Holdings, LLC. The Company is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiaries, CrossFirst Bank (the “Bank”) and CFSA, LLC (“CFSA”), which holds title to certain assets. In addition, CrossFirst Investments, Inc. (“CFI”) is a wholly-owned subsidiary of the Bank, which holds investments in marketable securities.
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Bank, CFI and CFSA. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted and should be read in conjunction with the Company’s consolidated financial statements, and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.
In the opinion of management, the interim financial statements include all adjustments which are of a normal, recurring nature necessary for the fair presentation of the financial position, results of operations, and cash flows of the Company and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the SEC.
Except for the accounting changes mentioned under “Coronavirus Aid, Relief, and Economic Security Act” and “Change in Accounting Principal” section below, no other significant changes in the accounting policies of the Company occurred since December 31, 2019, the most recent date financial statements were provided within the Company’s Annual Report on Form 10-K.  The information contained in the financial statements and footnotes for the period ended December 31, 2019 included in the Company’s 2019 Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements.
Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Use of Estimates
The Company has identified accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of the Company’s financial statements to those judgments and assumptions, are critical to an understanding of the Company’s financial condition and results of operations. Actual results could differ from those estimates. In particular, the novel coronavirus (“COVID-19”) pandemic and resulting impacts to economic conditions, as well as, adverse impacts to the Company’s operations may impact future estimates. The Allowance for Loan and Lease Losses, Investment Securities Impairment, Deferred Tax Asset, and Fair Value of Financial Instruments are particularly susceptible to significant change.
Cash Equivalents
The Company had $111 million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of March 31, 2020. The reserve required at March 31, 2020 was $0. In addition, the Company is at times required to place cash collateral with a third party as part of its back-to-back swap agreements. At March 31, 2020, approximately $30 million was required as cash collateral.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
The CARES Act allows financial institutions to elect not to consider whether loan modifications relating to the COVID-19 pandemic that they make between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to the COVID-19 pandemic ends are troubled debt restructurings (“TDRs”) that would require accounting consequences. The relief can be applied to modifications of loans to borrowers that were not more than 30 days past due as of December 31, 2019.
The Company elected the guidance during the first quarter of 2020. The review of loans that meet the criteria is overseen by the Chief Credit Officer.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Change in Accounting Principle
On January 1, 2020, the Company adopted the Financial Accounting Standards Board Accounting Standard Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which was applied on a prospective basis. A description of the nature and reason for the change in accounting principle is provided below in the recent accounting pronouncements section.
On January 1, 2020, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, which was applied as of the adoption date. A description of the nature and reason for the change in accounting principle is provided below in the recent accounting pronouncements section.
Changes Affecting Comparability
For the quarter ended March 31, 2020, the Company consolidated the “Other” line item previously included in stockholders’ equity into retained earnings within the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity. The consolidation was made due to the immateriality of the “Other” line item. The change had no impact on net income or stockholders’ equity.
Initial Public Offering
On August 19, 2019, the Company completed its initial public offering of common shares. The Company issued and sold 5,750,000 common shares at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $76 million from the initial public offering. In addition, certain selling stockholders participated in the offering and sold an aggregate of 1,261,589 common shares at a public offering price of $14.50 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders.
On September 17, 2019, the underwriters partially exercised their option to purchase additional shares. The Company issued and sold 844,362 common shares at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $11 million.
As of March 31, 2020, the Company qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among the reductions and reliefs, the Company elected to extend the transition period for complying with new or revised accounting standards affecting public companies. This means that the financial statements the Company files or furnishes, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Recent Accounting Pronouncements
The Company has implemented the following ASUs during 2020:

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2020 (Early Adoption)	The amendments in the ASU simplify the accounting for income taxes. Among other changes, the ASU:

(1) Removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items;

(2) Removes the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipates loss for the year;

(3) Requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a nonincome based tax; and

		(4) Requires an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.	The amendments in the ASU did not have a material impact on the Company’s tax methodology, processes, or the Company’s financial statements.
ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework	January 1, 2020	Improves the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information. The amendments modify certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

Entities are no longer required to disclose transfers between Level 1 and Level 2 of the fair value hierarchy or qualitatively disclose the valuation process for Level 3 fair value measurements. The updated guidance requires disclosure of the changes in unrealized gains and losses for the period included in Other Comprehensive Income for recurring Level 3 fair value measurements. Entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.

The additional provisions of the guidance should be adopted prospectively. The eliminated requirements should be adopted retrospectively.	The adoption did not have a material impact to the financial statements.

No transfers between Level 1 and Level 2 occurred in 2019 or 2020 and the Company did not have any recurring Level 3 fair value measurements that created an unrealized gain or loss in Other Comprehensive Income. In addition, the Company previously disclosed the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.
ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020 (Early Adoption)	Eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. An entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.	The adoption did not have an impact to the financial statements, but may accelerate the recognition of goodwill impairment, because it removes a second step required under the old method to determine if goodwill is impaired.

The Company’s process for evaluating goodwill impairment was modified to align with the elimination of Step 2. The Company still performs a Step 0 analysis and if determined will perform Step 1 to evaluate the potential impairment of goodwill.

The Company believes the ASU is preferable since it will reduce the complexity to determine if a goodwill impairment exists.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The Company has updates to the following ASUs that have not yet been adopted. A complete list of recent, applicable accounting pronouncements was provided in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019:

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Effective March 12, 2020 through December 31, 2022.

An entity may elect to apply the ASU by Topic or an Industry Subtopic within the Codification as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

The Company has not determined a start date. Once elected for a Topic or Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications.	The amendments in this update provide optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

The amendments only apply to transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments include:

(1) Optional expedients to contract modifications that allow the Company to adjust the effective interest rate of receivables and debt, account for lease modifications as a continuation of the existing lease, and remove the requirement to reassess its original conclusions for contract modifications about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives;

(2) Exceptions to the guidance in Topic 815 related to changes in the critical terms of a hedging relationship due to reference rate reform related to changes to the critical terms of a hedging relationship due to reference rate reform; and

(3) Optional expedients for cash flow and fair value hedges.
The Company had more than $1 billion in loans tied to LIBOR as of March 31, 2020.

The Company is currently unable to determine the financial statement impact related to the ASU, but we anticipate the ASU will simplify modifications executed between the selected start date and December 31, 2020 that are directly related to the LIBOR transition.

Specifically, the ASU will allow the Company to recognize the modification related to LIBOR as a continuation of the old contract, rather than a cancellation of the old contract resulting in a write off of unamortized fees and creation of a new contract.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13 Financial Instruments-Credit Losses	If we maintain our EGC status, the Company is not required to implement this standard until January 2023. The Company will monitor its progress and the requirements related to adoption.	Requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime expected credit loss and record an allowance that, when deducted from amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.	The Company has established a committee of individuals from applicable departments to oversee the implementation process.

The Company implemented a third-party software solution and completed the software implementation phase of the transition. The software implementation phase included data capture and portfolio segmentation amongst other items.

The Company has completed an initial parallel run using 2019 data and completed a second parallel during the fourth quarter of 2019. During the first quarter of 2020, the Company chose to adjust its underlying assumptions and review the results using the 2019 financial data. The Company plans to continue parallel runs once an analysis of the 2019 results is completed.

In addition, the Company is evaluating the internal control changes that will be necessary to transition to the third-party platform.

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

On April 8, 2020, the FASB proposed a one-year deferral on the ASU. If EGC status is maintained and the FASB issues the final amendment, the Company would be able to defer implementation until January 1, 2022.
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

The Company gathered all potential lease and embedded lease agreements during 2019 and 2020 and is evaluating the applicability and impact to the financial statements.

The Company’s current operating leases relate primarily to three branch locations, as well as two future lease obligations. Based on these current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on its balance sheet, with an immaterial impact to its income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 2:Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands except per share data)
Earnings per Share
Net income	$3,857	$9,350
Less: preferred stock dividends	—	175
Net income available to common stockholders	$3,857	$9,175
Weighted average common shares	52,071,484	45,093,442
Earnings per share	$0.07	$0.20
Dilutive Earnings Per Share
Net income available to common stockholders	$3,857	$9,175
Weighted average common shares	52,071,484	45,093,442
Effect of dilutive shares	588,786	866,825
Weighted average dilutive common shares	52,660,270	45,960,267
Diluted earnings per share	$0.07	$0.20
Stock-based awards not included because to do so would be antidilutive	905,406	487,346

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 3:Securities
Available-for-Sale Debt and Equity Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale debt and equity securities consisted of the following:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$144,175	$5,646	$—	$149,821
Collateralized mortgage obligations - GSE residential	115,734	3,206	2	118,938
State and political subdivisions	441,888	21,589	627	462,850
Corporate bonds	1,298	117	—	1,415
Total available-for-sale debt securities	703,095	30,558	629	733,024
Equity securities
Mutual funds	2,202	5	—	2,207
Total equity securities	2,202	5	—	2,207
Total available-for-sale securities	$705,297	$30,563	$629	$735,231

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$151,037	$1,668	$193	$152,512
Collateralized mortgage obligations - GSE residential	128,876	625	289	129,212
State and political subdivisions	436,448	19,996	104	456,340
Corporate bonds	1,321	88	—	1,409
Total available-for-sale debt securities	717,682	22,377	586	739,473
Equity securities
Mutual funds	2,190	—	29	2,161
Total equity securities	2,190	—	29	2,161
Total available-for-sale securities	$719,872	$22,377	$615	$741,634
The carrying value of securities pledged as collateral was $50 million and $41 million at March 31, 2020 and December 31, 2019, respectively.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The amortized cost and fair value of available-for-sale debt securities at March 31, 2020, by contractual maturity, are shown below:

	March 31, 2020
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$289	$143,886	$144,175
Estimated fair value	$—	$—	$304	$149,517	$149,821
Weighted average yield(2)	—%	—%	4.02%	2.43%	2.43%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,517	$113,217	$115,734
Estimated fair value	$—	$—	$2,722	$116,216	$118,938
Weighted average yield(2)	—%	—%	2.76%	1.40%	1.43%
State and political subdivisions
Amortized cost	$655	$6,039	$61,072	$374,122	$441,888
Estimated fair value	$655	$6,141	$64,922	$391,132	$462,850
Weighted average yield(2)	9.42%	5.76%	3.50%	3.04%	3.15%
Corporate bonds
Amortized cost	$—	$361	$937	$—	$1,298
Estimated fair value	$—	$380	$1,035	$—	$1,415
Weighted average yield(2)	—%	5.83%	5.42%	—%	5.53%
Total available-for-sale debt securities
Amortized cost	$655	$6,400	$64,815	$631,225	$703,095
Estimated fair value	$655	$6,521	$68,983	$656,865	$733,024
Weighted average yield(2)	9.42%	5.76%	3.46%	2.61%	2.72%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables show gross unrealized losses, the number of securities that are in an unrealized loss position, and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized mortgage obligations - GSE residential	17	2	1	—	—	—	17	2	1
State and political subdivisions	13,926	625	9	154	2	2	14,080	627	11
Corporate bonds	—	—	—	—	—	—	—	—	—
Total temporarily impaired debt securities	$13,943	$627	10	$154	$2	2	$14,097	$629	12

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$7,959	$38	2	$20,396	$155	4	$28,355	$193	6
Collateralized mortgage obligations - GSE residential	48,980	199	7	8,622	90	9	57,602	289	16
State and political subdivisions	21,412	102	11	167	2	2	21,579	104	13
Corporate bonds	530	—	1	—	—	—	530	—	1
Total temporarily impaired debt securities	$78,881	$339	21	$29,185	$247	15	$108,066	$586	36

The unrealized losses on the Company’s investments in state and political subdivisions were caused by interest rate changes and adjustments in credit ratings. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on the Company’s investments in collateralized mortgage-backed securities were caused by interest rate changes and market assumptions about prepayment speeds.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired (“OTTI”) at March 31, 2020.
Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method. Gross gains of $402 thousand and $57 thousand and gross losses of $9 thousand and $4 thousand resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2020 and 2019, respectively. The gross gains as of March 31, 2020, included $75 thousand related to a previously disclosed OTTI municipal security that was settled in 2020.

Equity Securities
Equity securities consist of Community Reinvestment Act mutual funds. The fair value of the equity securities was $2 million at both March 31, 2020 and December 31, 2019. The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on available-for-sale equity securities:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Net gains recognized during the reporting period on equity securities	$34	$26
Less: net gains recognized during the reporting period on equity securities sold during the reporting period	—	—
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$34	$26

Note 4:Loans and Allowance for Loan Losses
Categories of loans at March 31, 2020 and December 31, 2019 include:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial	$1,355,723	$1,356,817
Energy	398,797	408,573
Commercial real estate	1,084,684	1,024,041
Construction and land development	625,145	628,418
Residential real estate	503,702	398,695
Consumer	43,118	45,163
Gross loans	4,011,169	3,861,707
Less: Allowance for loan losses	51,458	56,896
Less: Net deferred loan fees and costs	8,718	9,463
Net loans	$3,950,993	$3,795,348
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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

The following tables summarize the activity in the allowance for loan losses by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2020
Allowance for loan losses
Beginning balance	$35,864	$6,565	$8,085	$3,516	$2,546	320	$56,896
Provision charged to expense	3,271	2,313	4,538	1,505	2,141	182	13,950
Charge-offs	(18,077)	(1,279)	—	—	—	(104)	(19,460)
Recoveries	71	—	—	—	—	1	72
Ending balance	$21,129	$7,599	$12,623	$5,021	$4,687	$399	$51,458

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2019
Allowance for loan losses
Beginning balance	$16,584	$10,262	$6,755	$2,475	$1,464	$286	$37,826
Provision charged to expense	5,163	(3,748)	716	110	583	26	2,850
Charge-offs	(1,254)	—	—	—	—	(10)	(1,264)
Recoveries	13	576	—	—	—	—	589
Ending balance	$20,506	$7,090	$7,471	$2,585	$2,047	$302	$40,001

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(Dollars in thousands)
March 31, 2020
Ending balance
Individually evaluated for impairment	$3,228	$1,224	$1,449	$—	$189	$—	$6,090
Collectively evaluated for impairment	$17,901	$6,375	$11,174	$5,021	$4,498	$399	$45,368
Allocated to loans:
Individually evaluated for impairment	$71,983	$15,703	$14,840	$—	$5,654	$254	$108,434
Collectively evaluated for impairment	$1,283,740	$383,094	$1,069,844	$625,145	$498,048	$42,864	$3,902,735
Ending balance	$1,355,723	$398,797	$1,084,684	$625,145	$503,702	$43,118	$4,011,169

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(Dollars in thousands)
December 31, 2019
Ending balance
Individually evaluated for impairment	$19,942	$1,949	$210	$—	$197	$—	$22,298
Collectively evaluated for impairment	$15,922	$4,616	$7,875	$3,516	$2,349	$320	$34,598
Allocated to loans:
Individually evaluated for impairment	$70,876	9,744	$10,492	$—	$2,388	$—	$93,500
Collectively evaluated for impairment	$1,285,941	$398,829	$1,013,549	$628,418	$396,307	$45,163	$3,768,207
Ending balance	$1,356,817	$408,573	$1,024,041	$628,418	$398,695	$45,163	$3,861,707

Credit Risk Profile
The Company analyzes its loan portfolio based on an internal rating category (grades 1 - 8), portfolio segment and payment activity. These categories are utilized to develop the associated allowance for loan losses. A description of the loan grades and segments follows:
Loan Grades
•Pass & Watch (risk rating 1 - 4) - Considered satisfactory. Includes borrowers that generally maintain good liquidity and financial condition or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is programmed and timely repayment is expected.
•Special Mention (risk rating 5) - Borrowers generally exhibit adverse trends in operations or an imbalanced position in their balance sheet that has not reached a point where repayment is jeopardized. Credits are currently protected but, if left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s credit or lien position at a future date. These credits are not adversely classified and do not expose the Company to enough risk to warrant adverse classification.
•Substandard (risk rating 6) - Credits generally exhibit a well-defined weaknesses that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.
•Doubtful (risk rating 7) - Credits which exhibit weaknesses inherent in a substandard credit with the added characteristic that these weaknesses make collection or liquidation in full highly questionable and improbable based on existing facts, conditions and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
•Loss (risk rating 8) - Credits which are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.
Loan Portfolio Segments
•Commercial - Includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. Repayment is primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
•Energy - Includes loans to oil and natural gas customers for use in financing working capital needs, exploration and production activities, and acquisitions. The loans are repaid primarily from the conversion of crude oil and natural gas to cash. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Energy loans are typically collateralized with the underlying oil and gas reserves.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
•Commercial Real Estate - Loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
•Construction and Land Development - Loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
•Residential Real Estate - The loans are generally secured by owner-occupied 1-4 family residences or multifamily properties. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers or underlying tenants. Credit risk in these loans can be impacted by economic conditions within or outside the borrower’s market areas that might impact either property values, a borrower’s personal income, or residents’ income.
•Consumer - The loan portfolio consists of revolving lines of credit and various term loans such as automobile loans and loans for other personal purposes. Repayment is primarily dependent on the personal income and credit rating of the borrowers. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the borrower’s market area) and the creditworthiness of a borrower.
The following tables present the credit risk profile of the Company’s loan portfolio based on an internal rating category (grades 1 - 8), portfolio segment and payment activity:

	Pass & Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2020
Commercial	$1,234,385	$49,459	$71,879	$—	$—	$1,355,723
Energy	370,614	12,628	12,294	3,261	—	398,797
Commercial real estate	1,058,543	14,985	10,329	827	—	1,084,684
Construction and land development	625,145	—	—	—	—	625,145
Residential real estate	496,236	1,791	5,675	—	—	503,702
Consumer	42,864	—	254	—	—	43,118
	$3,827,787	$78,863	$100,431	$4,088	$—	$4,011,169

	Pass & Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Commercial	$1,258,952	$27,069	$70,796	$—	$—	$1,356,817
Energy	392,233	9,460	2,340	4,540	—	408,573
Commercial real estate	1,007,921	9,311	5,866	943	—	1,024,041
Construction and land development	628,418	—	—	—	—	628,418
Residential real estate	394,495	1,789	2,411	—	—	398,695
Consumer	45,163	—	—	—	—	45,163
	$3,727,182	$47,629	$81,413	$5,483	$—	$3,861,707
The Company evaluates the loan risk grading system definitions, portfolio segment definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made during the past year.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
March 31, 2020
Commercial	$5,135	$469	$10,062	$15,666	$1,340,057	$1,355,723	$—
Energy	—	5,612	3,314	8,926	389,871	398,797	—
Commercial real estate	4,092	—	4,586	8,678	1,076,006	1,084,684	—
Construction and land development	—	—	—	—	625,145	625,145	—
Residential real estate	3,707	269	1,920	5,896	497,806	503,702	—
Consumer	—	254	—	254	42,864	43,118	—
	$12,934	$6,604	$19,882	$39,420	$3,971,749	$4,011,169	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
December 31, 2019
Commercial	$1,091	$276	$30,911	$32,278	$1,324,539	$1,356,817	$37
Energy	2,340	—	4,593	6,933	401,640	408,573	53
Commercial real estate	316	—	4,589	4,905	1,019,136	1,024,041	4,501
Construction and land development	196	—	—	196	628,222	628,418	—
Residential real estate	2,347	—	1,919	4,266	394,429	398,695	—
Consumer	2	254	—	256	44,907	45,163	—
	$6,292	$530	$42,012	$48,834	$3,812,873	$3,861,707	$4,591

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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables present impaired loans for the periods ended March 31, 2020 and December 31, 2019:

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
March 31, 2020
Loans without a specific valuation
Commercial	$60,048	$60,077	$—
Energy	3,462	7,741	—
Commercial real estate	8,492	8,622	—
Construction and land development	—	—	—
Residential real estate	5,409	5,430	—
Consumer	254	254	—
Loans with a specific valuation
Commercial	11,935	23,341	3,228
Energy	12,241	12,241	1,224
Commercial real estate	6,348	6,474	1,449
Construction and land development	—	—	—
Residential real estate	245	244	189
Consumer	—	—	—
Total
Commercial	71,983	83,418	3,228
Energy	15,703	19,982	1,224
Commercial real estate	14,840	15,096	1,449
Construction and land development	—	—	—
Residential real estate	5,654	5,674	189
Consumer	254	254	—
	$108,434	$124,424	$6,090

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
December 31, 2019
Loans without a specific valuation
Commercial	$35,846	$35,846	$—
Energy	2,864	2,864	—
Commercial real estate	9,464	9,464	—
Construction and land development	—	—	—
Residential real estate	2,139	2,139	—
Consumer	—	—	—
Loans with a specific valuation
Commercial	35,030	40,030	19,942
Energy	6,880	9,880	1,949
Commercial real estate	1,028	1,028	210
Construction and land development	—	—	—
Residential real estate	249	249	197
Consumer	—	—	—
Total
Commercial	70,876	75,876	19,942
Energy	9,744	12,744	1,949
Commercial real estate	10,492	10,492	210
Construction and land development	—	—	—
Residential real estate	2,388	2,388	197
Consumer	—	—	—
	$93,500	$101,500	$22,298

The table below shows interest income recognized during the three month periods ended March 31, 2020 and March 31, 2019 for impaired loans held at the end of each period:

	Three months ended
	March 31,
	2020	2019
	(Dollars in thousands)
Commercial	$910	$1,285
Energy	122	152
Commercial real estate	123	254
Construction and land development	—	—
Residential real estate	40	11
Consumer	—	—
Total interest income recognized	$1,195	$1,702

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below shows the three month average balance of impaired loans as of March 31, 2020 and 2019 by loan category for impaired loans held at the end of each period:

	Three months ended
	March 31,
	2020	2019
	(Dollars in thousands)
Commercial	$86,626	$77,698
Energy	16,976	15,986
Commercial real estate	14,927	14,073
Construction and land development	—	—
Residential real estate	5,230	2,157
Consumer	254	—
Total average impaired loans	$124,013	$109,914

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
All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial	$10,352	$32,130
Energy	8,265	4,540
Commercial real estate	5,443	1,063
Construction and land development	—	—
Residential real estate	1,941	1,942
Consumer	254	—
Total non-accrual loans	$26,255	$39,675

Troubled Debt Restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below presents loans restructured, excluding loans restructured as a result of the COVID-19 pandemic, during the three months ended March 31, 2020 and 2019, including the post-modification outstanding balance and the type of concession made:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Dollars in thousands)
Commercial
- Interest rate reduction	$3,171	$—
- Reduction of monthly payment	—	4,761
Energy
- Extension of maturity date	2,340	—
Total troubled debt restructurings	$5,511	$4,761
As of March 31, 2020 and December 31, 2019, the Company had $556 thousand and $934 thousand, respectively, in unfunded commitments to borrowers whose terms have been modified in troubled debt restructurings. As of March 31, 2020, the modifications related to the troubled debt restructurings above did not impact the allowance for loan losses because the loans were previously impaired and evaluated on an individual basis or enough collateral was obtained to provide an additional commitment.
The balance of restructured loans, excluding loans restructured as a result of the COVID-19 pandemic, is provided below as of March 31, 2020 and December 31, 2019. In addition, the balance of those loans that are in default at any time during the past twelve months at March 31, 2020 and December 31, 2019 is provided below:

	March 31, 2020			December 31, 2019
	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)
	(Dollars in thousands)
Commercial	6	$9,966	$842	7	$31,770	$831
Energy	3	5,100	—	2	2,864	—
Commercial real estate	3	4,772	—	3	4,909	—
Construction and land development	—	—	—	—	—	—
Residential real estate	1	3,000	—	—	—	—
Consumer	—	—	—	—	—	—
Total restructured loans	13	$22,838	$842	12	$39,543	$831
(1) Default is considered to mean 90 days or more past due as to interest or principal.
The restructured loans above had a total specific valuation allowance of $2 million and $18 million as of March 31, 2020 and December 31, 2019, respectively.

Note 5:Derivatives and Hedging
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
During 2019, the Company changed an input associated with the fair market value related to derivatives not designated as hedges. The model utilized to calculate the non-performance risk, also known as the credit valuation adjustment, or CVA, was adjusted from a more conservative default methodology to a review of the historical defaults recognized by the Company. Management believes this change better aligns with the Company’s credit methodology and underwriting standards.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
As of March 31, 2020 and December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	March 31, 2020		December 31, 2019
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	58	$440,617	56	$380,050
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Balance Sheet as of March 31, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2020	2019	Location	2020	2019
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$28,041	$9,838	Other liabilities	$28,139	$9,907
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the Statements of Income as swap fee income, net. The effect of the Company’s derivative financial instruments gain and loss are reported on the Statements of Cash Flows within other assets and other liabilities.
The tables below show a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019:

March 31, 2020
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$28,041	$—	$28,041	$7	$—	$28,034
Offsetting of derivative liabilities
Derivatives	$28,139	$—	$28,139	$7	$—	$28,132

December 31, 2019
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$9,838	$—	$9,838	$97	$—	$9,741
Offsetting of derivative liabilities
Derivatives	$9,907	$—	$9,907	$97	$—	$9,810
The net presentation above can be reconciled to the tabular disclosure of fair value.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
As of March 31, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counter-parties and had posted collateral of $30 million. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $28 million.

Note 6:Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at March 31, 2020 were as follows:

	March 31, 2020
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$830,347	$119,398	$105,246	$39,557	$8,394	$120	$1,103,062
Fed funds purchased & repurchase agreements	38,946	—	—	—	—	—	38,946
FHLB borrowings	85,000	51,500	11,080	35,000	—	220,100	402,680
Trust preferred securities(1)	—	—	—	—	—	931	931
	$954,293	$170,898	$116,326	$74,557	$8,394	$221,151	$1,545,619
(1) The contract value of the trust preferred securities is $2.5 million and is currently being accreted to the maturity date of 2035.

Note 7:Change in Accumulated Other Comprehensive Income (“AOCI”)
Amounts reclassified from AOCI and the affected line items in the consolidated Statements of Income during the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended
	March 31,		Affected Line Item in the
	2020	2019	Statements of Income
	(Dollars in thousands)
Unrealized gains on available-for-sale securities	$393	$53	Gain on sale of available-for-sale securities
Amount reclassified before tax	393	53
Less: tax effect	96	13	Income tax expense
Net reclassified amount	$297	$40

Note 8:Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of March 31, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.
The capital rules require us to maintain a 2.5% capital conservation buffer with respect to common equity tier I capital, tier I capital to risk-weighted assets, and total capital to risk-weighted assets, which is included in the column “Minimum Capital Required - Basel III Fully Phased-In” within the table below. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, as well as certain discretionary bonus payments to executive officers.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2020 and December 31, 2019 are presented in the following table:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$634,335	13.2%	$505,786	10.5%	N/A	N/A
Bank	580,631	12.1	505,649	10.5	$481,571	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	582,877	12.1	409,446	8.5	N/A	N/A
Bank	529,172	11.0	409,335	8.5	385,257	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	581,946	12.1	337,191	7.0	N/A	N/A
Bank	529,172	11.0	337,100	7.0	313,021	6.5
Tier I Capital to Average Assets
Consolidated	582,877	11.8	197,473	4.0	N/A	N/A
Bank	$529,172	10.7%	$197,437	4.0%	$246,796	5.0%
December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	$633,228	13.4%	$495,095	10.5%	N/A	N/A
Bank	581,600	12.3	494,954	10.5	$471,385	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	576,332	12.2	400,791	8.5	N/A	N/A
Bank	524,704	11.1	400,677	8.5	377,108	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	575,411	12.2	330,063	7.0	N/A	N/A
Bank	524,704	11.1	329,970	7.0	306,400	6.5
Tier I Capital to Average Assets
Consolidated	576,332	12.1	191,099	4.0	N/A	N/A
Bank	$524,704	11.0%	$191,170	4.0%	$238,963	5.0%

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 9:Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. In addition, the Company has an Employee Stock Purchase Plan that was indefinitely suspended effective April 1, 2019. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 2,073,345 shares as of March 31, 2020.
The table below summarizes the stock-based compensation for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Stock appreciation rights	$256	$259
Performance based stock awards	74	95
Restricted stock units and awards	604	744
Employee stock purchase plan	—	37
Total stock-based compensation	$934	$1,135
Performance Based Stock Awards (“PBSAs”)
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
During 2020, the Company granted 41,283 PBSAs. The performance metrics include three year cumulative net income and return on average assets.
The following table summarizes the status of and changes in the performance-based awards:

	Performance Based Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2020	192,248	$9.88
Granted	41,283	13.55
Vested	0	0.00
Forfeited	0	0.00
Nonvested, March 31, 2020	233,531	$10.53
Unrecognized stock-based compensation related to the performance awards issued through March 31, 2020 was $808 thousand and is expected to be recognized over 2.5 years.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
The Company issues RSUs and RSAs to provide additional incentives to key officers, employees, and nonemployee directors. Awards are typically granted annually as determined by the Compensation Committee. The service based RSUs typically cliff-vest at the end of three years for awards issued prior to 2019 and vest in equal amounts over three years for all other RSUs. The service based RSAs typically cliff-vest after one year.
The following table summarizes the status of and changes in the RSUs and RSAs:

	Restricted Stock Units and Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2020	340,780	$15.35
Granted	195,051	13.63
Vested	(86,146)	15.50
Forfeited	0	0.00
Nonvested, March 31, 2020	449,685	$14.58
Unrecognized stock-based compensation related to the RSUs and RSAs issued through March 31, 2020 was $5 million and is expected to be recognized over 2.1 years.

Note 10:Income Tax
A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three months ended
	March 31,
	2020	2019
	(Dollars in thousands)
Computed at the statutory rate (21%)	$872	$2,051
Increase (decrease) resulting from
Tax-exempt income	(790)	(713)
Nondeductible expenses	64	73
State tax credit	—	(1,361)
State income taxes	142	441
Equity based compensation	26	(55)
Other adjustments	(21)	(17)
Actual tax expense	$293	$419

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The tax effects of temporary differences related to deferred taxes shown on the consolidated Balance Sheets are presented below:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$12,597	$13,928
Lease incentive	287	294
Impairment of available-for-sale securities	—	493
Loan fees	2,134	2,317
Net operating loss carryover	650	339
Accrued expenses	801	2,131
Deferred compensation	2,088	2,444
State tax credit	3,288	3,287
Other	420	81
Total deferred tax asset	22,265	25,314
Deferred tax liability
Fair market value adjustments - trust preferred securities	(346)	(348)
Net unrealized gain on securities available-for-sale	(7,327)	(5,339)
FHLB stock basis	(1,068)	(996)
Premises and equipment	(3,462)	(3,620)
Other	(1,148)	(1,229)
Total deferred tax liability	(13,351)	(11,532)
Net deferred tax asset	$8,914	$13,782
CARES Act
The CARES Act, which was enacted on March 27, 2020 in the U.S., includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Some of the key tax-related provisions of the bill include:
•Allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years; and
•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020.
•The Company plans to carry back a portion of any net operating loss incurred during 2020 to offset income during the prior year.

Note 11:Disclosures about Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:
Level 1 Quoted prices in active markets for identical assets or liabilities.
Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Recurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		March 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$149,821	$—	$149,821	$—
Collateralized mortgage obligations - GSE residential	118,938	—	118,938	—
State and political subdivisions	462,850	—	462,850	—
Corporate bonds	1,415	—	1,415	—
Mutual funds	2,207	—	2,207	—
Derivative assets	28,041	—	28,041	—
Derivative liabilities	$28,139	$—	$28,139	$—

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$152,512	$—	$152,512	$—
Collateralized mortgage obligations - GSE residential	129,212	—	129,212	—
State and political subdivisions	456,340	—	456,340	—
Corporate bonds	1,409	—	1,409	—
Mutual funds	2,161	—	2,161	—
Derivative assets	9,838	—	9,838	—
Derivative liabilities	$9,907	$—	$9,907	$—
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Derivatives
Fair value of the interest rate swaps is obtained from independent pricing services based on quoted market prices for similar derivative contracts.
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		March 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$24,679	$—	$—	$24,679

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$20,889	$—	$—	$20,889
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$24,679	Market comparable properties	Marketability discount	10% - 15% (12%)

	December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$20,889	Market comparable properties	Marketability discount	10% - 15% (12%)
The following tables present the estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$158,987	$158,987	$—	$—	$158,987
Available-for-sale securities	735,231	—	735,231	—	735,231
Loans, net of allowance for loan losses	3,950,993	—	—	3,946,203	3,946,203
Restricted equity securities	18,539	—	—	18,539	18,539
Interest receivable	16,958	—	16,958	—	16,958
Derivative assets	28,041	—	28,041	—	28,041
	$4,908,749	$158,987	$780,230	$3,964,742	$4,903,959
Financial Liabilities
Deposits	$3,972,822	$567,215	$—	$3,428,178	$3,995,393
Federal funds purchased and repurchase agreements	38,946	—	38,946	—	38,946
Federal Home Loan Bank advances	402,680	—	423,799	—	423,799
Other borrowings	931	—	1,576	—	1,576
Interest payable	3,365	—	3,365	—	3,365
Derivative liabilities	28,139	—	28,139	—	28,139
	$4,446,883	$567,215	$495,825	$3,428,178	$4,491,218

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	December 31, 2019
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$187,320	$187,320	$—	$—	$187,320
Available-for-sale securities	741,634	—	741,634	—	741,634
Loans, net of allowance for loan losses	3,795,348	—	—	3,810,818	3,810,818
Restricted equity securities	17,278	—	—	17,278	17,278
Interest receivable	15,716	—	15,716	—	15,716
Derivative assets	9,838	—	9,838	—	9,838
	$4,767,134	$187,320	$767,188	$3,828,096	$4,782,604
Financial Liabilities
Deposits	$3,923,759	$521,826	$—	$3,407,012	$3,928,838
Federal funds purchased and repurchase agreements	14,921	—	14,921	—	14,921
Federal Home Loan Bank advances	358,743	—	357,859	—	357,859
Other borrowings	921	—	2,147	—	2,147
Interest payable	4,584	—	4,584	—	4,584
Derivative liabilities	9,907	—	9,907	—	9,907
	$4,312,835	$521,826	$389,418	$3,407,012	$4,318,256
Note 12:Commitments and Credit Risk
Commitments
The Company had the following commitments at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to originate loans	$182,941	$134,652
Standby letters of credit	34,828	39,035
Lines of credit	1,204,712	1,351,873
Future lease commitments	22,394	20,935
Total	$1,444,875	$1,546,495
Concentrations of Credit Risk
As of March 31, 2020, the Company’s energy portfolio represented 10% of gross loans. The energy portfolio is subdivided into exploration and production for oil and natural gas, which represented approximately 65% and 35%, respectively of the energy portfolio at March 31, 2020. The dramatic decrease in demand for oil and natural gas created by the COVID-19 pandemic put considerable pricing volatility and uncertainty in the market. Depressed prices may strain our customer’s cash flows, lower their liquidity, and decrease property values that could create negative grade migration over the next several quarters. The length of the COVID-19 pandemic disruption and the pace of economic recovery will determine the severity of the grade migration and potential loss impact within the energy portfolio. Information pertaining to the energy portfolio may be found within Note 4: Loans and Allowance for Loan Losses.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 13:Legal and Regulatory Proceedings
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, result of operations and cash flows of the Company.

Note 14:Subsequent Events
Subsequent to March 31, 2020, the Coronavirus (“COVID-19”) pandemic continued to impact our customers. Most industries and individuals have been and are expected to continue to be impacted as a result of the COVID-19 pandemic and measures taken in response thereto. A large number of Americans were furloughed or lost their jobs as many businesses closed or saw a reduction in business activity. The COVID-19 pandemic has caused, and is expected to continue to cause, economic uncertainty and a disruption to the financial markets, the duration and extent of which is not currently known.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 10, 2020 (the “2019 Form 10-K”). Results of operations for the three month period ended March 31, 2020 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our future plans, objectives, beliefs, expectations, representations and projections. See "Forward-Looking Information" which is incorporated herein by reference. Actual results could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A – "Risk Factors" in the 2019 Form 10-K, as supplemented by Item 1A – "Risk Factors" in this report.
Unless we state otherwise or the context otherwise requires, references in the below section to “we,” “our,” “us,” “ourselves,” “our company,” and the “Company” refer to CrossFirst Bankshares, Inc., a Kansas corporation, its predecessors and its consolidated subsidiaries. References to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, a Kansas chartered bank and our wholly-owned consolidated subsidiary.

First Quarter 2020 Highlights
During the first quarter ended March 31, 2020, we accomplished the following:
•Increased total assets $136 million or 3% during the quarter to $5.1 billion, driven by a $149 million or 4% increase in gross loans.
•Quarterly net income of $3.9 million, compared to net income of $9.4 million for the first quarter of 2019.
•Achieved an efficiency ratio of 55% during the first quarter of 2020 compared to 64% during the first quarter of 2019.
•Diluted earnings per share (“EPS”) was $0.07 for the first quarter of 2020 compared to $0.20 for the first quarter of 2019.
•Book value per share of $11.75 at March 31, 2020 compared to $11.58 at December 31, 2019
Coronavirus 2019 (“COVID-19”) Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak and, on March 13, 2020, the U.S. government declared a national emergency with respect to the outbreak. Governmental authorities, including those in states in which we operate, responded to the outbreak by issuing stay at home orders, enacting travel restrictions, closing businesses and schools, and undertaking additional measures to contain the outbreak. Most industries and individuals have been and are expected to continue to be impacted as a result of the COVID-19 pandemic and measures taken in response thereto. A large number of Americans were furloughed or lost their jobs as many businesses closed or saw a reduction in business activity. The COVID-19 pandemic has caused, and is expected to continue to cause, economic uncertainty and a disruption to the financial markets, the duration and extent of which is not currently known.
The U.S. government enacted several new pieces of legislation to assist businesses and individuals negatively impacted by the pandemic. The Families First Coronavirus Response Act was signed into law on March 18, 2020 and provides for, among other things, emergency paid sick leave and family medical leave to employees, expanded unemployment benefits, and tax credits to businesses to offset the costs of providing the leave benefits under the act. The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020 and was the largest-ever economic stimulus package in U.S. history. The CARES Act provides for, among other things, expanded unemployment insurance payments, the establishment of the Paycheck Protection Program ("PPP"), the establishment of the Main Street Lending Program and recovery rebates for individual taxpayers.
A discussion of the impact of the COVID-19 on the Company and its operations and measures undertaken by the Company in response thereto is provided below.
Bank Operations
The Company implemented its business continuity procedures in March 2020 as a result of COVID-19. Approximately 70% or more of our employees are working from home with the majority of service and support team members performing their duties away from our headquarters. As a result, no interruptions to our business occurred. Loan and deposit services continued to function as normal using alternative procedures. No significant changes to underlying processes were identified during the transition process.

We continue to meet with customers by appointment and our drive-thru locations continue operating during normal hours. We are committed to minimizing physical contact to protect our team members, our customers, and our communities. Our lenders and branch network continue to provide extraordinary service to our customers through use of our technologies, including mobile, online, and over the phone.
The Company continues to support its employees through electronic communication. In addition, the Company decided to continue to pay all employees, including those unable to perform their duties, while the communities remain on lockdown and provided additional employee assistance programs. We suspended the majority of hiring until the impact of COVID-19 on the Company is known.
Paycheck Protection Program (“PPP”) Lending Facility and Loans
The PPP was established by the CARES Act and authorized up to $659 billion in forgivable loans to small businesses to pay their employees during the COVID-19 crisis. The program requires all loan terms to be the same for everyone. The Bank, an existing, preferred Small Business Administration (“SBA”) lender, provided approximately $412 million to 1,179 borrowers as of May 11, 2020 to support our current customers within our markets and foster relationships with new customers in the process. The Bank utilized existing systems and services to establish a PPP Task Force to support our operations.
The loans earn interest at 1% and include fees between 1% and 5% depending on the size of the loan. The increase in loan requests increased demand on our service and support operations, including our loan origination and funding, customer service, lender, underwriting and information technology teams. The Company’s organizational structure was able to absorb the increase in demand with limited need for additional team members.
On April 24, 2020, the SBA established a safe harbor period for borrowers that decided to return PPP funds received. The period ends May 14, 2020. A few of the Bank’s customers elected to return the funds received. A summary of loans funded through the PPP is provided below:

SBA/PPP Applications as of May 11, 2020
	Approved	Existing Customers	New Customers
	(Dollars in thousands)
Number of Applications	1,179	888	291
Loans Funded	$411,750	$312,740	$99,010
In response to the PPP, the Board of Governors of the Federal Reserve System authorized the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (“PPPL Facility”). The PPPL Facility allows the Federal Reserve Banks to extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the SBA under the PPP. This will allow banking organizations to neutralize the regulatory capital effects of participating in the facility. In addition, the loans originated under the PPP will receive a zero percent risk weight under the regulatory capital rules.
Management Review for Impairment
As a result of current economic conditions in our markets, the Company reviewed the following areas for potential impairment:
•Goodwill - The Company determined that an interim review for goodwill impairment was warranted due to the current economic environment. In accordance with GAAP and our internal policy, the Company performed a qualitative review, also called Step 0, to determine if a quantitative analysis of goodwill, also called Step 1, was required. The Company reviewed various qualitative factors, including, but not limited to, the short-term decline of our stock price and macroeconomic conditions. Based on a review of the qualitative factors, the Company determined that a quantitative impairment test was unwarranted as of March 31, 2020. The Company will continue to monitor the qualitative factors and if warranted, perform a quantitative goodwill impairment analysis during the second quarter.
•Available-for-Sale Investment Securities - The Company reviewed the securities portfolio for indications of impairment. Management did not identify any impaired securities as of March 31, 2020. A select few securities were sold in April 2020 that resulted in realized gains.
Loan Modifications, Credit Quality, and Allowance for Loan Losses (“ALLL”)
The CARES Act allowed financial institutions to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as troubled debt restructurings (“TDRs”) from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the national emergency related to COVID-19 ends.

The Company elected to use the above guidance for accounting and regulatory purposes. During the first quarter, the Company established a process, headed by the Chief Credit Officer, to evaluate loan modifications related to COVID-19. The modified loans typically received a 3 to 6-month payment deferral or modified principal and interest payments to interest-only payments. After the payment deferral period the modified loan terms either request all accrued interest be paid or the interest is capitalized and amortized over the original loan term. During the first quarter, a limited number of deferrals were made.
The Company believes the deferral program will benefit our customers and the local markets we serve. All deferred loan payment interest will continue to accrue until we determine that it is more likely than not that we will be unable to collect the accrued interest balance, which is in accordance with our accounting policy.

Loan Modifications Impacted by COVID-19 as of May 11, 2020
	Number of Loans	Value of Loans
	(Dollars in thousands)
Commercial	213	$388,295
Energy	2	648
Commercial real estate	123	396,867
Construction and land development	10	32,088
Residential real estate	17	29,695
Consumer	—	—
Total	365	$847,593
The Company’s first quarter 2020 credit quality metrics provided in the selected financial data and discussed in detail within the allowance for loan loss and nonperforming assets sections below were primarily driven by the economic environment prior to the COVID-19 impact. The Company is working with all its borrowers to understand the long term effects of COVID-19 and its impact to future credit quality metrics. At this time, the extent and duration of the impact of COVID-19 are unknown and therefore the Company is unable to quantify the ultimate impact at this time.
As of March 31, 2020, the Company did not identify any specific borrowers that were directly impacted by COVID-19. As a result, the Company used qualitative factor adjustments to the ALLL model to account for the unknown impact of COVID-19 on the loan portfolio. Additional discussion regarding changes during the quarter to the ALLL is provided in the allowance for loan loss section below. A waterfall graph showing the changes in our ALLL between December 31, 2019 and March 31, 2020 is provided below:

As of December 31, 2019 and March 31, 2020, the Company allocated the ALLL to our loan portfolio as follows:
Loan Portfolio
As a result of COVID-19, the Company plans to do the following:
•Slow overall loan growth to focus on current customers;
•Implement floors on loans; and
•Monitor unfunded credit lines.
Energy Portfolio
As of March 31, 2020, the Company’s energy portfolio was $399 million, representing 10% of our loan portfolio. The portfolio is comprised of approximately 65% predominately oil backed loans and 35% predominately natural gas backed loans. Our customer base has significant experience in the energy sector and the Company has an experienced group of energy lenders and credit officers that are proactively monitoring the portfolio.
The Company increased the ALLL as a percentage of gross loans by 30 basis points between December 31, 2019 and March 31, 2020. The Company believes a 1.9% reserve against the energy portfolio is reasonable as of March 31, 2020 based on the following factors:
•Portfolio mix between oil and natural gas;
•Advance rates on loans are based on proven, developed producing collateral only;
•No oil or natural gas field service exposure;
•Hedges in place for a significant amount of anticipated production;
•Energy portfolio’s credit grade distribution as of March 31, 2020; and
•Favorable historical loss rates in the energy portfolio.
While we believe our reserve against the energy portfolio is reasonable, at March 31, 2020, the dramatic decrease in demand for oil and natural gas created by the COVID-19 pandemic put considerable pricing volatility and uncertainty in the market. Depressed prices may strain our customer’s cash flows, lower their liquidity, and decrease property values that could create negative grade migration over the next several quarters. The length of the COVID-19 pandemic disruption and the pace of economic recovery will determine the severity of the grade migration and potential loss impact within the energy portfolio.

Real Estate Portfolio
Our real estate portfolio is comprised of construction and development loans, 1-4 family loans and commercial real estate loans. There is significant uncertainty regarding the impact COVID-19 will have on our real estate portfolio, but we identified the following industries that received an increase in monitoring:

Real Estate Industries with Increased Monitoring as of March 31, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Retail	$204,561	5.1%
Hotel and Lodging	163,947	4.1
Medical	51,131	1.3
Senior Living	81,879	2.0
Restaurants	$15,047	0.4%
These industries were identified based on the following changed economic conditions:
•Implementation of travel restrictions;
•Cancellation of events and large gatherings;
•Reduction in demand for senior living housing; and
•Furlough of workers and increase in unemployment numbers.
The Bank is working with business owners in these industries by deferring loan payments and providing funding through the PPP. The Company anticipates grade migration in these industries during the second quarter of 2020 that may increase the second quarter provision for loan losses.
Commercial Portfolio
The Company provides a mix of variable-rate and fixed-rate commercial loans across various industries. We extend commercial loans on an unsecured and secured basis. There is significant uncertainty regarding the impact COVID-19 will have on our commercial portfolio as well, but we identified the following industries that received an increase in monitoring:

Commercial Industries with Increased Monitoring as of March 31, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Recreation	$86,474	2.2%
Restaurants	83,357	2.1
Aircraft and Aviation	56,998	1.4
Consumer	$43,118	1.1%
These industries were identified based on the following changed economic conditions:
•Implementation of travel, entertainment, and restaurant restrictions;
•Cancellation of events and large gatherings;
•Business closures for those deemed “nonessential” by the government; and
•Furlough of workers and increase in unemployment numbers
The Bank is working with business owners in these industries by deferring loan payments and providing funding through the PPP. The Company anticipates grade migration in these industries during the second quarter of 2020 that may increase the second quarter provision for loan losses.
Tax Implications Related to the CARES Act
The Company does not anticipate significant changes in its tax position as a result of the CARES Act.

Selected Financial Data (unaudited)
Selected financial data for and as of our previous five quarters is presented below:

	As of or For the Three Months Ended
	March	December	September	June	March
	31,	31,	30,	30,	31,
	2020	2019	2019	2019	2019
Per Common Share Data
Basic earnings (loss) per share	$0.07	$(0.01)	$0.22	$0.21	$0.20
Diluted earnings (loss) per share	0.07	(0.01)	0.21	0.20	0.20
Book value per share	11.75	11.58	11.59	11.00	10.63
Tangible book value per share(1)	$11.60	$11.43	$11.44	$10.83	$10.46
Selected Operating Ratios
Yield on securities - tax equivalent(2)	3.21%	3.22%	3.19%	3.42%	3.59%
Yield on loans	4.98	5.21	5.53	5.66	5.75
Yield on interest-earning assets(2)	4.57	4.76	5.00	5.18	5.25
Cost of interest-bearing deposits	1.69	1.97	2.26	2.33	2.30
Cost of total deposits	1.46	1.70	1.94	1.99	1.96
Cost of funds	1.49	1.71	1.94	1.99	1.96
Net interest margin(2)	3.24	3.23	3.24	3.35	3.46
Return on average assets	0.31	(0.06)	0.89	0.86	0.91
Non-GAAP core operating return on average assets(3)	0.31	(0.06)	0.89	0.89	0.78
Return on average equity	2.53	(0.46)	7.58	7.78	7.98
Non-GAAP core operating return on average equity(4)	2.53	(0.46)	7.58	8.04	6.79
Non-interest expense to average assets(5)	1.80	1.81	1.82	2.00	2.20
Efficiency ratio(6)	55.11	55.60	54.29	60.09	64.20
Non-GAAP core operating efficiency ratio - tax equivalent(2)(7)	54.18	54.66	53.43	58.43	63.10
Non-interest-bearing deposits to total deposits	14.28	13.30	14.05	14.28	14.36
Loans to deposits	100.75%	98.18%	99.23%	96.74%	96.40%
Credit Quality Ratios
Allowance for loan losses to total loans	1.29%	1.48%	1.18%	1.24%	1.22%
Nonperforming assets to total assets	0.59	0.97	1.00	1.18	0.36
Nonperforming loans to total loans	0.66	1.15	1.22	1.45	0.40
Allowance for loan losses to nonperforming loans	195.99	128.54	97.12	85.20	307.27
Net charge-offs (recoveries) to average loans(5)	2.00%	0.58%	0.53%	—%	0.09%

	As of or For the Three Months Ended
	March	December	September	June	March
	31,	31,	30,	30,	31,
	2020	2019	2019	2019	2019
Capital Ratios
Total stockholders’ equity to total assets	12.08%	12.20%	12.95%	11.16%	11.26%
Tier 1 leverage ratio	11.81	12.06	12.57	10.87	11.15
Common equity tier 1 capital ratio	12.08	12.20	12.91	11.02	11.23
Tier 1 risk-based capital ratio	12.10	12.22	12.93	11.04	11.23
Total risk-based capital ratio	13.17%	13.43%	13.90%	12.04%	12.20%
(1) Tangible common stockholders’ equity and tangible book value per share are non-GAAP financial measures. The most directly comparable GAAP measure is stockholders’ equity and book value per share. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure.

(2) Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.
(3) Non-GAAP core operating return on average assets is a non-GAAP financial measures. The most directly comparable measure under GAAP is return on average assets. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure.

(4) Non-GAAP core operating return on average equity is a non-GAAP financial measure. The most directly comparable GAAP financial measure is return on average equity. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure.

(5) Interim periods are annualized.
(6) We calculate efficiency ratio as non-interest expense divided by the sum of net interest income and non-interest income.
(7) Non-GAAP core operating efficiency ratio - tax equivalent is a non-GAAP financial measure. The most directly comparable GAAP financial measure is the efficiency ratio. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure.

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

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Net interest income	$38,228	$33,605	$4,623	14%
Provision for loan losses	13,950	2,850	11,100	389
Non-interest income	2,095	1,645	450	27
Non-interest expense	22,223	22,631	(408)	(2)
Income taxes	293	419	(126)	(30)
Net income	$3,857	$9,350	$(5,493)	(59)%
Preferred dividends	—	175	(175)	(100)
Net income available to common shareholders	$3,857	$9,175	$(5,318)	(58)%
Non-GAAP core operating income(1)	$3,857	$7,989	$(4,132)	(52)%

(1) Non-GAAP core operating income is a non-GAAP financial measure. The most directly comparable measure under GAAP is net income. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure.

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

	Three Months Ended
	March 31,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$308,671	$2,066	2.69%	$322,630	$2,573	3.23%
Securities - tax-exempt(1)	451,443	4,007	3.57	368,291	3,551	3.91
Federal funds sold	4,136	18	1.74	24,756	159	2.61
Interest-bearing deposits in other banks	158,044	473	1.20	121,945	647	2.15
Gross loans, net of unearned income(2)(3)	3,905,005	48,339	4.98	3,176,346	45,003	5.75
Total interest-earning assets(1)	4,827,299	$54,903	4.57%	4,013,968	$51,933	5.25%
Allowance for loan losses	(57,627)			(39,340)
Other non-interest-earning assets	205,859			193,615
Total assets	$4,975,531			$4,168,243
Interest-bearing liabilities
Transaction deposits	$341,497	$865	1.02%	$104,008	$276	1.08%
Savings and money market deposits	1,886,785	6,735	1.44	1,543,925	8,818	2.32
Time deposits	1,165,800	6,672	2.30	1,164,613	6,827	2.38
Total interest-bearing deposits	3,394,082	14,272	1.69	2,812,546	15,921	2.30
FHLB and short-term borrowings	391,143	1,673	1.72	383,114	1,753	1.86
Trust preferred securities, net of fair value adjustments	923	35	14.69	885	38	17.41
Non-interest-bearing deposits	540,318	—	—	477,236	—	—
Cost of funds	4,326,466	$15,980	1.49%	3,673,781	$17,712	1.96%
Other liabilities	36,106			18,289
Stockholders’ equity	612,959			476,173
Total liabilities and stockholders’ equity	$4,975,531			$4,168,243
Net interest income(1)		$38,923			$34,221
Net interest spread(1)			3.08%			3.29%
Net interest margin(1)			3.24%			3.46%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $26 million and $13 million as of March 31, 2020 and 2019, respectively.
(3) Loan interest income includes loan fees of $2 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Changes in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to: (i) changes in volume (change in volume times old rate); (ii) changes in rates (change in rate times old volume); and (iii) changes in rate/volume (change in rate times the change in volume).

	Three Months Ended
	March 31, 2020 over 2019
	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$(104)	$(403)	$(507)
Securities - tax-exempt(1)	779	(323)	456
Federal funds sold	(101)	(40)	(141)
Interest-bearing deposits in other banks	161	(335)	(174)
Gross loans, net of unearned income	9,785	(6,449)	3,336
Total interest income(1)	10,520	(7,550)	2,970
Interest Expense
Transaction deposits	605	(16)	589
Savings and money market deposits	1,726	(3,809)	(2,083)
Time deposits	9	(164)	(155)
Total interest-bearing deposits	2,340	(3,989)	(1,649)
FHLB and short-term borrowings	41	(121)	(80)
Trust preferred securities, net of fair value adjustments	2	(5)	(3)
Total interest expense	2,383	(4,115)	(1,732)
Net interest income(1)	$8,137	$(3,435)	$4,702

(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Three months ended March 31, 2020 over 2019
For the three months ended March 31, 2020, net interest income increased $5 million or 14% from the same period in the prior year. Net interest income improved as a result of a $1 billion or 20% increase in average interest-earning assets offset by a 22 basis point decline in our net interest margin (“NIM”).
For the three months ended March 31, 2020, NIM was 3.24% compared to 3.46% for the same period in 2019. The declining margin was attributable to a declining interest rate environment. Between December 31, 2018 and March 31, 2020 the Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 2.25%. As a result, we experienced NIM compression as interest-bearing deposits repriced slower than our loan portfolio. The margin on gross loans, net of unearned income decreased 77 basis points from 5.75% to 4.98% for the three months ended March 31, 2020 and 2019, respectively while the Company’s cost of funds declined 47 basis points from 1.96% to 1.49% during the same periods. Changes in the yield and rate of interest-earning assets and interest-bearing liabilities decreased net interest income for the three months ended March 31, 2020 by $3 million from the same period in 2019.
Average volume for the three months ended March 31, 2020 compared to the same period in 2019 improved net interest income by $8 million. Average interest-earning assets were driven by a $729 million or 23% increase in average loans. The growth in loans was primarily supported by a $582 million or 21% increase in interest-bearing deposits and a $63 million or 13% increase in non-interest-bearing deposits.
The Company anticipates NIM to remain flat during the second quarter as interest-earning assets continue to reprice, the PPP loan fees are realized and earned, and the Company modifies interest-bearing liability durations and cost of deposits.

Impact of Transition Away from LIBOR
The Company has loans, derivative contracts, and other financial instruments that directly or indirectly depend on LIBOR to establish an interest rate and/or value. This included more than $1 billion in loans tied to LIBOR as of March 31, 2020. LIBOR is expected to cease on December 31, 2021. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, loans, securities, and derivatives indexed to LIBOR that mature after December 31, 2021 may be impacted. As a result, the Company established an internal committee to evaluate potential substitutions and the related financial impact to the Company.

Provision for Loan Losses
The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level that reflects management’s assessment of the collectability of the loan portfolio. Net charge-offs (recoveries) represent a reduction (addition) to the allowance for loan losses for loans we believe are no longer collectible. The provision for loan losses was as follows for the periods shown:

	Three Months Ended
	March 31,
			Change
	2020	2019	$	%
	(Dollars in thousands)
Provision for loan losses	$13,950	$2,850	$11,100	389%
The allowance for loan losses as of March 31, 2020 was $51 million compared to $40 million as of March 31, 2019. The increase of $11 million or 29% was primarily due to an increase in our loan portfolio and an increase in the qualitative factors due to the current economic environment. The allowance as a percentage of loans was 1.29% at March 31, 2020 compared to 1.22% at March 31, 2019. For additional detail regarding the change to the ALLL, refer to the Allowance for Loan Losses section below.

Non-Interest Income
The components of non-interest income were as follows for the periods shown:

	Three Months Ended
	March 31,
			Change
	2020	2019	$	%
	(Dollars in thousands)
Service charges and fees on customer accounts	$508	$158	$350	222%
Gain on sale of available-for-sale securities	393	27	366	1,356
Gain on sale of loans	—	79	(79)	(100)
Income from bank-owned life insurance	456	467	(11)	(2)
Swap fee income (loss), net	(9)	377	(386)	(102)
ATM and credit card interchange income	485	377	108	29
Other non-interest income	262	160	102	64
Total non-interest income	$2,095	$1,645	$450	27%
The changes in non-interest income were driven by the following:
Service Charges and Fees on Customer Accounts
This category includes a rebate program that attracted additional funding for the Bank and account analysis fees that continue to grow with our customer base, including their outstanding balances. The year-over-year increase was driven by growth in our credit card program and increase in analysis fees.

Gain on Sale of Available-for-Sale Securities
The Company sold $4 million and $3 million of securities for the three-months ended 2020 and 2019, respectively. The increase in the gain was primarily due to the declining rate environment, which increased the value of the Company’s securities sold in 2020. The 2020 sales were a strategic decision by management to capitalize on attractive market conditions.
Swap Fee Income, Net
Swap fee income, net includes both swap fees from the execution of new swaps and the credit valuation adjustment (“CVA”). The decline in swap fee income was driven by management’s loan and pricing strategy during the first quarter of 2020.

Non-Interest Expense
The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended
	March 31,
			Change
	2020	2019	$	%
	(Dollars in thousands)
Salary and employee benefits	$14,390	$14,590	$(200)	(1)%
Occupancy	2,085	2,159	(74)	(3)
Professional fees	671	782	(111)	(14)
Deposit insurance premiums	1,016	837	179	21
Data processing	692	594	98	16
Advertising	500	713	(213)	(30)
Software and communication	876	679	197	29
Depreciation and amortization	395	473	(78)	(16)
Other non-interest expense	1,598	1,804	(206)	(11)
Total non-interest expense	$22,223	$22,631	$(408)	(2)%
The changes in non-interest income were driven by the following:
Salary and Employee Benefits
Quarter-to-date March 31, 2020 salary and employee benefit costs declined from the previous year primarily due to lower incentive compensation expenses, as a result of lower earnings in the first quarter of 2020.
As a result of the COVID-19 pandemic, the Company suspended hiring for the majority of available positions. As a result, the Company anticipates salary costs to remain flat during the second quarter.
Deposit Insurance Premiums
The FDIC uses a risk-based premium system to calculate the quarterly fee. Our rate was impacted by our strong asset growth and changes to our loan mix, which resulted in an increase in the quarterly fee.
Advertising
During the first quarter of 2019, the Company initiated a rebranding campaign to update the Bank’s image. As a result, approximately $180 thousand was expensed.
Software and Communication
Software and communication costs increased as a result of our continued growth and investment in technologies that are expected to increase operating efficiency in the short and long-term.

Other Non-Interest Expense
Other non-interest expense included a decline in operational loan costs due to foreclosed assets in 2019 that did not occur again in 2020 and a decline in director fee expense due to a restructuring of the annual fee. These declines were offset by an increase in insurance costs due to our transition from a private to public company.
The Company anticipates higher operational loan costs during the second quarter of 2020 as a result of the ongoing COVID-19 pandemic.

Income Taxes
Income tax expense was as follows:

	Three Months Ended
	March 31,
			Change
	2020	2019	$	%
	(Dollars in thousands)
Income tax expense	$293	$419	$(126)	(30)%
Effective tax rate	7.1%	4.3%
Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, including bank-owned life insurance and tax-exempt municipal securities; state tax credits; and permanent tax differences from equity-based compensation.
The $126 thousand decrease between quarter-to-date March 31, 2019 and 2020 primarily relates to a $6 million decrease in income before income taxes, which reduced taxes at the 21% statutory rate by $1 million; offset by a $1.4 million state tax credit recorded in the first quarter of 2019. The state tax credit related to our purchase and improvement of our corporate headquarters.

Analysis of Financial Condition

Balance Sheet Summary
The following table summarizes select components of the Company’s Balance Sheet:

	As of		Change
	March 31, 2020	December 31, 2019	$	%
	(Dollars in thousands)
Total assets	$5,067,407	$4,931,233	$136,174	3%
Cash and cash equivalents	158,987	187,320	(28,333)	(15)
Available-for-sale securities	735,231	741,634	(6,403)	(1)
Gross loans, net of unearned income	4,002,451	3,852,244	150,207	4
Total deposits	3,972,822	3,923,759	49,063	1
Federal funds purchased and repurchase agreements	38,946	14,921	24,025	161
Federal Home Loan Bank advances	402,680	358,743	43,937	12
Total stockholders’ equity	$611,946	$601,644	$10,302	2%
Asset growth in the first quarter of 2020 was driven by increases in the loan portfolio, primarily from commercial real estate and residential real estate loan funding. For additional information about the loan portfolio refer to the loan portfolio segment below.
The increase in loans was funded primarily from an increase in total deposits and raised the loan to deposit ratio from 98.18% at December 31, 2019 to 100.75% at March 31, 2020. The increase in total deposits was driven by a $45 million increase in non-interest bearing deposits and a $278 million increase in transaction deposits, offset by a $137 million decrease in time deposits and a $138 million decrease in money market and savings deposits. For additional information regarding deposits refer to the deposits and other borrowings segment below.

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
As of March 31, 2020, available-for-sale investments totaled $735 million, a $6 million decrease from December 31, 2019. The decline in the investment portfolio ensured appropriate liquidity was available for higher interest-earning assets. For additional information, see “Note 3 - Securities” in the Notes to the Unaudited Consolidated Financial Statements.

Loan Portfolio
Loans consisted of the following as of the dates indicated:

	March 31, 2020		December 31, 2019		March 31, 2020 vs. December 31, 2019
	Amount	% of Gross Loans	Amount	% of Gross Loans	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Commercial	$1,355,723	34%	1,356,817	35%	$(1,094)	—%
Energy	398,797	10	408,573	11	(9,776)	(2)
Commercial real estate	1,084,684	27	1,024,041	27	60,643	6
Construction and land development	625,145	16	628,418	16	(3,273)	(1)
Residential real estate	503,702	12	398,695	10	105,007	26
Consumer	43,118	1	45,163	1	(2,045)	(5)
Gross loans	4,011,169	100%	3,861,707	100%	149,462	4
Less: Allowance for loan losses	51,458		56,896		(5,438)	(10)
Less: Net deferred loan fees and costs	8,718		9,463		(745)	(8)
Net loans	$3,950,993		$3,795,348		$155,645	4%
As of March 31, 2020, gross loans increased $149 million or 4% from December 31, 2019 and increased $725 million or 22% from March 31, 2019.
Residential real estate growth was driven by developing relationships with key residential and multifamily real estate developers in a majority of our markets. The increase included new loan funding totaling approximately $42 million with the remaining growth coming from existing loan relationships.
Commercial real estate was the second largest segment for growth during the three months ended March 31, 2020. Approximately 76% of the commercial real estate portfolio is located within the states of Kansas, Missouri, Oklahoma, and Texas, with Texas, our largest state concentration, representing approximately 28% of the commercial real estate portfolio as of March 31, 2020. The commercial real estate portfolio remains well diversified. Retail is the largest segment in our real estate loan portfolio, representing 13% of the portfolio as of March 31, 2020.
Our energy portfolio declined from year-end 2019 and continues to decline as a percentage of our total loan portfolio from 11% at December 31, 2019 to 10% at March 31, 2020. The Company expects to see less activity in the energy market due to ongoing uncertainty in the sector.
The commercial loan portfolio has historically been a contributor to loan growth. During the first quarter of 2020, the Company saw a slight decline in this segment. Changes to the commercial portfolio included $108 million in loan payoffs, $110 million in new loans to new and existing customers, and the remainder representing normal fluctuations in loan balances.

Allowance for Loan Losses (“ALLL”)
The ALLL is an amount required to cover net loan charge-offs plus the amount considered necessary by the Bank’s management to maintain the balance in the allowance at a level adequate to absorb expected loan losses in the existing loan portfolio. The ALLL is evaluated on at least a quarterly basis. We use a loan grading system and portfolio segmentation to group the portfolio. Each group is evaluated and adjusted for changes in historical trends that may impact the segment. The ALLL at March 31, 2020, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date.
COVID-19 Uncertainties
There are significant uncertainties about what the effects of the COVID-19 pandemic will ultimately be. Depending upon the extent and duration of the future impact of the COVID-19 pandemic, we may need to make additional increases to our provision for loan losses in future periods. The future impact of the pandemic is highly uncertain and cannot be predicted. The extent of the impact on our customers and, in turn, on our business and operations, will depend on future developments, including actions taken to contain the pandemic. To the extent the pandemic continues to cause a recession or decrease economic activity for an extended time period, we expect our business and operations will be negatively impacted. Customers may seek additional loan modifications or restructuring, or we may experience adverse movement in risk classifications, any of which could potentially result in the need to increase provisions and impact the allowance for loan losses.
The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for loan losses:

	March 31, 2020		December 31, 2019
	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
	(Dollars in thousands)
Commercial	$21,129	41%	35,864	63%
Energy	7,599	15	6,565	12
Commercial real estate	12,623	24	8,085	14
Construction and land development	5,021	10	3,516	6
Residential real estate	4,687	9	2,546	4
Consumer	399	1	320	1
Gross loans	$51,458	100%	56,896	100%
The $15 million or 22% decline in the commercial loan portfolio ALLL allocation was primarily from an $18 million charge-off in the first quarter of 2020 related to a commercial loan that was substantially reserved for at December 31, 2019. This decline was offset by a commercial loan qualitative factor that is discussed in more detail below.
The $5 million or 10% increase in the commercial real estate loan portfolio ALLL allocation was driven by an increase in a commercial real estate qualitative factor that is discussed in more detail below.

Activity in the allowance for loan losses is presented in the following table:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$56,896	$37,826
Provision for loan losses	13,950	2,850
Charge-offs:
Commercial	(18,077)	(1,254)
Energy	(1,279)	—
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	—	—
Consumer	(104)	(10)
Total charge-offs	(19,460)	(1,264)
Recoveries:
Commercial	71	13
Energy	—	576
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	—	—
Consumer	1	—
Total recoveries	72	589
Net charge-offs	(19,388)	(675)
Balance at end of period	$51,458	$40,001
Allowance for loan losses to total loans	1.29%	1.22%
Allowance for loan losses to nonperforming loans	195.99	307.27
Net charge-offs to average loans(1)	2.00%	0.09%
(1) Interim periods annualized
Our ALLL as of March 31, 2020 increased $11 million or 29% from March 31, 2019 and decreased $5 million or 10% from December 31, 2019. A breakdown of the reasons for the change in the ALLL is provided below:
Charge-offs and Recoveries:
For the quarter ended March 31, 2020, net charge-offs included an $18 million charge-off related to a previously disclosed non-performing, commercial loan. The commercial loan had a specific reserve associated with it as of December 31, 2019, resulting in a limited impact to the first quarter 2020 provision. In addition, the Company charged off $1 million related to one oil exploration and production credit.
For the quarter ended March 31, 2019, net charge-offs primarily related to one commercial loan relationship.
Energy Concentration:
$371 million or 93% of the portfolio had a good or watch risk rating at March 31, 2020 due to continued repayment of the loan. However, the decrease in demand for oil and natural gas created by the COVID-19 pandemic put considerable pricing volatility and uncertainty in the market. As a result, the Company increased a qualitative factor on energy loans with a risk rating of good or watch that resulted in a $2 million increase in the ALLL from December 31, 2019. Depressed prices may strain our customer’s cash flows, lower their liquidity, and decrease property values that could create negative grade migration over the next several quarters. The length of the COVID-19 pandemic disruption and the pace of economic recovery will determine the severity of the grade migration and potential loss within the energy portfolio.

Compared to the prior year, the ALLL at March 31, 2020 was $1 million higher due to an increase in the qualitative and quantitative factors associated with good or watch risk rated energy loans.
The energy portfolio’s reserve against impaired loans declined $725 thousand from December 31, 2019 and $2 million from March 31, 2019 primarily due to an energy charge-off that occurred in the first quarter of 2020.
COVID-19 Impact:
There are significant uncertainties about what the effects of the COVID-19 pandemic will ultimately be. The Company anticipates that businesses and consumers within our loan portfolio were impacted by the reduction in economic activity. However, the Company was unable to identify specific borrowers that were impacted by COVID-19 as of March 31, 2020. As a result, the Company placed a qualitative factor on all segments, excluding energy that was discussed above, which increased the ALLL by $8 million from December 31, 2019.
Changes in quantitative and qualitative factors, including the COVID-19 impact, increased the March 31, 2020 reserve $6 million year-over-year, excluding the energy adjustments discussed above.
Nonperforming Loans and Other Factors:
For the three months ended March 31, 2020, the impaired loan portfolio increased the ALLL by approximately $2 million after taking out the impact of the charge-offs mentioned above. In addition, the ALLL increased $2 million due to downgrades within our four and five risk rated loans. Year-over-year, changes in the four and five risk rated loans increased the ALLL by $5 million.

Nonperforming Assets and Other Asset Quality Metrics
Nonperforming assets include:
i.Nonperforming loans - includes non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings (“TDRs”) that are not performing in accordance with their modified terms;
ii.Foreclosed assets held for sale;
iii.Repossessed assets; and
iv.Impaired securities.
The table below summarizes our nonperforming assets and related ratios as of the dates indicated:

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands)
Non-accrual loans	$26,255	$39,675	$43,626	$50,044	$13,018
Loans past due 90 days or more and still accruing	—	4,591	642	238	—
Total nonperforming loans	26,255	44,266	44,268	50,282	13,018
Foreclosed assets held for sale	3,619	3,619	2,471	2,471	2,471
Total nonperforming assets	$29,874	$47,885	$46,739	$52,753	$15,489
Nonperforming assets to total assets	0.59%	0.97%	1.00%	1.18%	0.36%
Nonperforming loans to total loans	0.66%	1.15%	1.22%	1.45%	0.40%
March 31, 2020 nonperforming assets to total assets increased 23 basis points from March 31, 2019. The decline from the prior quarter in nonperforming loans was driven by an $18 million charge-off related to a non-performing commercial loan, offset by increases in non-accrual loans in our energy and commercial real estate portfolios.

Other asset quality metrics management reviews include loans past due 30 - 89 days and classified loans. The Company defines classified loans as loans categorized as substandard, doubtful, or loss. The definitions of substandard, doubtful and loss are provided in “Note 4 - Loans and Allowance for Loan Losses” in the notes to unaudited consolidated financial statements. The following table summarizes our loans past due 30 - 89 days, classified assets and related ratios as of the dates indicated:

	March 31, 2020	December 31, 2019	September 30, 2019	December 31, 2019	March 31, 2019
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$12,934	$6,292	$61,941	$15,967	$30,450
60 - 89 days past due	6,604	530	2,785	7,640	616
Total 30 - 89 days past due	$19,538	$6,822	$64,726	$23,607	$31,066
Loans 30 - 89 days past due / gross loans	0.49%	0.18%	1.78%	0.68%	0.95%
Classified Loans
Substandard	$100,431	$81,413	$79,536	$79,190	$92,450
Doubtful	4,088	5,483	5,637	9,115	5,083
Loss	—	—	—	—	—
Total classified loans	104,519	86,896	85,173	88,305	97,533
Foreclosed assets held for sale	3,619	3,619	2,471	2,471	2,471
Total classified assets	$108,138	$90,515	$87,644	$90,776	$100,004
Classified loans / (total capital + ALLL)	15.8%	13.2%	13.2%	16.3%	18.7%
Classified assets / (total capital + ALLL)	16.3%	13.7%	13.6%	16.7%	19.2%
During the quarter ended March 31, 2020 the Company experienced a $13 million increase in loans past due 30 to 89 days. The increase was driven by two energy loans totaling $6 million that were impacted by low oil prices and $3 million related to a commercial real estate loan.
The Company's classified assets as of March 31, 2020 increased $18 million or 20% since December 31, 2019. The increase in classified assets was driven by a combination of a $24 million commercial loan relationship that was impacted by changes in customer demand, a $10 million increase in energy loans that were impacted by declining oil prices, and a $5 million commercial real estate project; offset by an $18 million charge-off related to a previously impaired commercial loan relationship.

Deposits and Other Borrowings
Deposits and other borrowings are used to support our asset growth. Our strong asset growth requires us to place a greater emphasis on both interest and non-interest-bearing deposits. We attract and retain deposits by aggressively setting our deposit rates within our markets. Other borrowings supplement our core deposit strategy.
At March 31, 2020, our deposits totaled $4 billion, an increase of $49 million or 1% from December 31, 2019. $45 million of this increase came in the form of noninterest-bearing deposits as long-term relationship customers placed significant deposits with the Bank. In addition, customers transitioned from time deposits to savings and interest checking deposits due to the declining interest rate environment that resulted in a $137 million decline in time deposits and a $140 million increase in money market, NOW, and savings deposits.
Other borrowings include repurchase agreements, fed funds purchased, FHLB borrowings, and our trust preferred security. At March 31, 2020, other borrowings totaled $443 million, a $68 million or 18% increase from December 31, 2019 and a $73 million increase from March 31, 2019. The increase was the result of asset growth and attractive short-term rates on FHLB advances.

Liquidity
The Company’s liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of its clients while attempting to achieve adequate earnings for its stockholders. The liquidity position is monitored continuously by the Company’s finance department.

Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third party sources. Our on-balance sheet and off-balance sheet liquidity resources consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Total on-balance sheet liquidity	$845,601	$888,080
Total off-balance sheet liquidity	475,401	524,332
Total liquidity	$1,321,002	$1,412,412
On-balance sheet liquidity as a percent of assets	17%	18%
Total liquidity as a percent of assets	26%	29%

Contractual Obligations
The following table presents our significant contractual cash obligations to third parties, debt and lease agreements and service obligations as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Payments Due by Period
	Less than 1 Year	1 to 2 Years	2 to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Time deposits	$830,347	$119,398	$153,197	$120	$1,103,062
Fed funds purchased & repurchase agreements	38,946	—	—	—	38,946
FHLB borrowings and line of credit	85,000	51,500	46,080	220,100	402,680
Trust preferred security	—	—	—	2,500	2,500
Operating leases	1,711	1,580	4,449	5,845	13,585
Total	$956,004	$172,478	$203,726	$228,565	$1,560,773

	December 31, 2019
	Payments Due by Period
	Less than 1 Year	1 to 2 Years	2 to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Time deposits	$925,239	$152,979	$161,528	$—	$1,239,746
Fed funds purchased & repurchase agreements	14,921	—	—	—	14,921
FHLB borrowings and line of credit	45,000	51,500	56,143	206,100	358,743
Trust preferred security	—	—	—	2,500	2,500
Operating leases	1,796	1,572	4,528	6,162	14,058
Total	$986,956	$206,051	$222,199	$214,762	$1,629,968

Capital Resources and Off-Balance Sheet Arrangements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of March 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject. For additional information, see “Note 8 - Regulatory Matters” in the notes to unaudited consolidated financial statements.

The Company is subject to off-balance sheet risk in the normal course of business to meet the needs of its clients that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. These off-balance sheet arrangements include commitments to fund loans, standby letters of credit, and previously disclosed future lease obligations in Kansas City, Missouri and Frisco, Texas.
The following is a summary of our off-balance sheet commitments as of the dates presented:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to fund commercial loans	$554,243	$602,456
Other loan commitments	833,410	884,069
Standby letters of credit	34,828	39,035
Lease agreements	22,394	20,935
Total	$1,444,875	$1,546,495

Critical Accounting Policies
The Company identified several accounting policies that are critical to an understanding of our financial condition and results of operations. In addition, these policies require difficult, subjective or complex judgments and assumptions that create potential sensitivity of our financial statements to those judgments and assumptions. These policies relate to the allowance for loan and lease losses, investment securities impairment, deferred tax assets, and the fair value of financial instruments. A discussion of these policies can be found in the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the December 31, 2019 Annual Report filed on Form 10-K.
During the first quarter of 2020, the Company adopted ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the methodology to calculate goodwill impairment. The change may accelerate the recognition of goodwill impairment, because it removes a second step required under the old method to determine if goodwill was impaired. The Company believes the updated methodology significantly reduces the complexity to calculate for goodwill impairment annually and if required during an interim period.
The CARES Act allows financial institutions to elect not to consider whether loan modifications relating to the COVID-19 pandemic that they make between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to the COVID-19 pandemic ends are TDRs that would require accounting consequences. The relief can be applied to modifications of loans to borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected the guidance during the first quarter of 2020. The review of loans that meet the criteria is overseen by the Chief Credit Officer.
Besides the accounting policy changes mentioned above, there have been no additional changes in the Company’s application of critical accounting policies since December 31, 2019.
Recent Accounting Pronouncements
The Company had the following updates to recent accounting pronouncements during the first quarter of 2020. For additional information on accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies . A complete list of recent, applicable accounting pronouncements was provided in the Company’s 2019 form 10-K.
ASU 2016-13, Financial Instruments - Credit Losses - The Company established a committee of individuals from applicable departments to oversee the implementation process. The committee chose a third-party software solution. By the third quarter of 2019, the Company completed the software implementation phase of the transition. The software implementation phase included data capture and portfolio segmentation amongst other items. During the first quarter of 2020, the Company decided to adjust and analyze the underlying assumptions in the model using 2019 financial data. Once the analysis is complete, the Company plans to continue quarterly parallel runs to determine the appropriateness of the factors used and the potential impact on the ALLL. At this time an estimate of the impact to the Company’s financial statements is not known, but the impact could be significantly affected by the composition, characteristics and quality of the underlying loan portfolio at the time of adoption.
ASU 2016-02, Leases (Topic 842) - The Company plans to apply the update as of the beginning of the period of adoption and is not planning to restate comparative periods. The Company expects to elect certain optional practical expedients. The Company gathered all potential lease and embedded lease agreements and is evaluating the applicability and impact to the financial statements. Current operating leases relate primarily to three branch locations and two future lease obligations. Based on these current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on our balance sheet, with an immaterial impact on the income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company’s lease portfolio as of the adoption date.

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
Non-GAAP Core Operating Income:
We calculate “non-GAAP core operating income” as net income adjusted to remove non-recurring or non-core income and expense items related to:
•Impairment charges associated with two buildings that were held-for-sale - We acquired a larger corporate headquarters to accommodate our business needs that eliminated the need for two smaller support buildings. The two smaller support buildings had been acquired recently and were extensively remodeled, which resulted in a difference between book and market value for those assets. We sold one of the buildings in 2018 and the other in the second quarter of 2019.
•State tax credits - As a result of the purchase and improvement of our new corporate headquarters we received state tax credits.
The most directly comparable GAAP financial measure for non-GAAP core operating income is net income.
Non-GAAP Core Operating Return on Average Assets:
We calculate “non-GAAP core operating return on average assets” as non-GAAP core operating income (as defined above) divided by average assets. The most directly comparable GAAP financial measure is return on average assets, which is calculated as net income divided by average assets.
Non-GAAP Core Operating Return on Average Equity:
We calculate “non-GAAP core operating return on average equity” as non-GAAP core operating income (defined above) less preferred dividends divided by average common equity. The most directly comparable GAAP financial measure is return on average equity, which is calculated as net income less preferred dividends divided by average common equity.
Non-GAAP Core Operating Efficiency Ratio - Tax Equivalent:
We calculate “non-GAAP core operating efficiency ratio - tax equivalent” as non-interest expense adjusted to remove non-recurring non-interest expenses as defined under non-GAAP core operating income divided by the sum of net interest income on a tax-equivalent basis and non-interest income adjusted to remove non-recurring non-interest income as defined under non-GAAP core operating income. The most directly comparable GAAP financial measure is the efficiency ratio.
Management believes that non-GAAP core operating income, non-GAAP core operating return on average assets, non-GAAP core operating return on average equity and non-GAAP core operating efficiency ratio - tax equivalent remove events that are not recurring and not part of core business activities and are useful analytical tools for investors to compare periods excluding these non-recurring or non-core income and charges.

The following table reconciles, as of the dates set forth below, net income to non-GAAP core operating income, non-GAAP core operating return on average assets, non-GAAP core operating return on average equity and non-GAAP core operating efficiency ratio:

	Three Months Ended
	March	December	September	June	March
	31,	31,	30,	30,	31,
	2020	2019	2019	2019	2019
	(Dollars in thousands)
Non-GAAP core operating income:
Net income (loss)	$3,857	(700)	10,384	9,439	9,350
Add: fixed asset impairments	—	—	—	424	—
Less: tax effect(1)	—	—	—	109	—
Fixed asset impairments, net of tax	—	—	—	315	—
Add: state tax credit(2)	—	—	—	—	(1,361)
Non-GAAP core operating income	$3,857	$(700)	$10,384	$9,754	$7,989
(1) Represents the tax impact of the adjustments above at a tax rate of 25.73%.
(2) No tax effect.

	Three Months Ended
	March	December	September	June	March
	31,	31,	30,	30,	31,
	2020	2019	2019	2019	2019
	(Dollars in thousands)
Non-GAAP core operating return on average assets:
Net income (loss)	$3,857	$(700)	$10,384	$9,439	$9,350
Non-GAAP core operating income	3,857	(700)	10,384	9,754	7,989
Average assets	$4,975,531	$4,809,579	$4,610,958	$4,402,002	$4,168,243
Return on average assets	0.31%	(0.06)%	0.89%	0.86%	0.91%
Non-GAAP core operating return on average assets	0.31%	(0.06)%	0.89%	0.89%	0.78%
Non-GAAP core operating return on average equity:
Net income (loss)	$3,857	$(700)	$10,384	$9,439	$9,350
Non-GAAP core operating income	3,857	(700)	10,384	9,754	7,989
Less: preferred dividends	—	—	—	—	175
Net income (loss) available to common stockholders	3,857	(700)	10,384	9,439	9,175
Non-GAAP core operating income available to common stockholders	3,857	(700)	10,384	9,754	7,814
Average common equity	$612,959	$605,960	$543,827	$486,880	$466,506
Return on average equity	2.53%	(0.46)%	7.58%	7.78%	7.98%
Non-GAAP core operating return on average equity	2.53%	(0.46)%	7.58%	8.04%	6.79%

	Three Months Ended
	March	December	September	June	March
	31,	31,	30,	30,	31,
	2020	2019	2019	2019	2019
	(Dollars in thousands)
Non-GAAP core operating efficiency ratio - tax equivalent
Non-interest expense (numerator)	$22,223	$21,885	$21,172	$21,960	$22,631
Net interest income	38,228	37,179	35,786	34,874	33,605
Tax-equivalent interest income	695	670	624	612	616
Non-interest income	2,095	2,186	3,212	1,672	1,645
Add: fixed asset impairments	—	—	—	424	—
Non-GAAP operating revenue (denominator)	$41,018	$40,035	$39,622	$37,582	$35,866
Efficiency ratio	55.11%	55.60%	54.29%	60.09%	64.20%
Non-GAAP core operating efficiency ratio - tax equivalent	54.18%	54.66%	53.43%	58.43%	63.10%
(1) Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.
Tangible Common Stockholders’ Equity:
We calculate “tangible common stockholders’ equity” as total stockholders’ equity less goodwill and other intangible assets and preferred stock. The most directly comparable GAAP financial measure is total stockholders’ equity.
We calculate “tangible book value per share” as tangible common stockholders’ equity (as defined above) divided by the number of shares of our common stock outstanding at the end of the relevant period. The most directly comparable GAAP financial measure is book value per share.
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
The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible stockholders’ equity and presents tangible book value per share compared to book value per share:

	Period Ended
	March	December	September	June	March
	31,	31,	30,	30,	31,
	2020	2019	2019	2019	2019
	(Dollars in thousands except per share data)
Tangible common stockholders’ equity:
Stockholders’ equity	$611,946	$601,644	$602,435	$499,195	$480,514
Less: goodwill and other intangible assets	7,669	7,694	7,720	7,745	7,770
Tangible common stockholders’ equity	$604,277	$593,950	$594,715	$491,450	$472,744
Tangible book value per share:
Tangible common stockholders’ equity	$604,277	$593,950	$594,715	$491,450	$472,744
Shares outstanding at end of period	52,098,062	51,969,203	51,969,203	45,367,641	45,202,370
Book value per share	$11.75	$11.58	$11.59	$11.00	$10.63
Tangible book value per share	$11.60	$11.43	$11.44	$10.83	$10.46

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
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
Our exposure to interest rate risk is managed by the Bank’s Funds Management Committee (“FMC”) in accordance with policies approved by the Bank’s board of directors. The FMC uses a combination of three systems to measure the balance sheet’s interest rate risk position. Because each system serves a different purpose and provides a different perspective, the three systems in combination are expected to provide a better overall result than a single system alone. The three systems include: (i) gap reports; (ii) earnings simulation; and (iii) economic value of equity. The FMC’s primary tools to change the interest rate risk position are: (i) investment portfolio duration; (ii) deposit and borrowing mix; and (iii) on balance sheet derivatives.
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

Hypothetical Change in Interest Rate - Rate Shock
	March 31, 2020		March 31, 2019
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in fair value of equity	Percent change in net interest income	Percent change in fair value of equity
+300	8.1%	(4.5)%	10.3%	(8.3)%
+200	5.7	(0.7)	7.1	(4.6)
+100	2.9	1.2	3.8	(0.8)
Base	—%	—%	—	—
-100	NA(1)	NA(1)	(4.2)	(1.1)
-200	NA(1)	NA(1)	(6.2)%	0.3%
(1) Due to the current interest rate environment and rate floors placed on the loan portfolio, a down rate environment was considered unlikely. As a result, the Company decided to exclude the down rate environment from its analysis for the period ended March 31, 2020.

Hypothetical Change in Interest Rate - Rate Ramp
	March 31, 2020	March 31, 2019
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in net interest income
+300	4.8%	4.9%
+200	3.2	3.4
+100	1.6	1.7
Base	—	—
-100	NA(1)	(1.8)
-200	NA(1)	(3.6)%
(1) Due to the current interest rate environment and rate floors placed on the loan portfolio, a down rate environment was considered unlikely. As a result, the Company decided to exclude the down rate environment from its analysis for the period ended March 31, 2020.

The hypothetical change in net interest income as of March 31, 2020 in an up 100 basis point shock is mainly due to approximately 69% of earning assets repricing or maturing over the next 12 months. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans or loans maturing in one year or less to total loans was 76%. The amount of adjustable loans causes the Company to see an increase in net interest income in a rising rate environment.

The models the Company uses include assumptions regarding interest rates while balances remain unchanged. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The section titled Risk Factors in Part I, Item 1A of our 2019 Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Form 10-K. Except as presented below, there have been no material changes to the risk factors described in our 2019 Form 10-K.
The COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations and could further impact our business, financial condition and results of operation. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we operate, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be nonessential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation.

Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:
•employees contracting COVID-19;
•reductions in our operating effectiveness as our employees work from home;
•a work stoppage, forced quarantine, or other interruption of our business;
•unavailability of key personnel necessary to conduct our business activities;
•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•sustained closures of our branch lobbies or the offices of our customers;
•declines in demand for loans and other banking services and products;
•reduced consumer spending due to both job losses and other effects attributable to COVID-19;
•unprecedented volatility in United States financial markets;
•volatile performance of our investment securities portfolio;
•decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for loan losses;
•declines in value of collateral for loans, including energy and real estate collateral;
•declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
•declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.
These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(b) Submission of Matters to a Vote of Security Holders
On May 12, 2020, CrossFirst held its Annual Meeting of Stockholders (the “Annual Meeting”). The record date for stockholders entitled to notice of, and to vote at, the Annual Meeting was March 20, 2020. At the close of business on that date, the Company had 52,098,062 shares of common stock issued and outstanding and entitled to be voted at the Annual Meeting. At the Annual Meeting, two proposals were submitted to the Company’s stockholders. The proposals are described in more detail in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 31, 2020. The final voting results were as follows:
Proposal 1
The Company’s stockholders elected the following Class III directors to serve for a term expiring at the 2023 Annual Meeting. The individuals listed below received a plurality of votes cast (meaning the six director nominees who receive the highest number of shares voted “FOR” their election will be elected). Withheld votes and broker non-votes had no impact on the outcome of this proposal.

Name	For	Against
Rod K. Brenneman	20,200,759	1,109,032
George C. Bruce	20,390,831	1,110,598
Jennifer Grigsby	13,132,041	3,212,457
Lance Humphreys	20,394,797	1,089,532
Mason King	20,283,458	1,241,401
James Kuykendall	20,486,541	1,038,318

Proposal 2
Ratification of the appointment of BKD, LLP as the independent registered public accounting firm for 2020. The voting results are set forth below:

For	Against	Abstain
31,228,825	463,279	2,027

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1**	Amended and Restated Annual Incentive Plan†
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed Herewith
** Furnished Herewith
† Indicates a compensatory Plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

May 14, 2020	/s/ David L. O’Toole
David L. O’Toole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)