Form 10-Q
period 2020-06-30
CROSSFIRST BANKSHARES, INC.
filed 2020-08-12
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 10, 2020, the registrant had 52,188,708 shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q
Quarter Ended June 30, 2020

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
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Such possible events or factors include: risks associated with the current outbreak of the novel coronavirus, or the COVID-19 pandemic, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 14, 2020, and in our other filings with the SEC.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$194,371	$187,320
Available-for-sale securities - taxable	256,121	298,208
Available-for-sale securities - tax-exempt	443,962	443,426
Loans, net of allowance for loan losses of $71,185 and $56,896 at June 30, 2020 and December 31, 2019, respectively	4,342,039	3,795,348
Premises and equipment, net	68,889	70,210
Restricted equity securities	20,675	17,278
Interest receivable	19,399	15,716
Foreclosed assets held for sale	2,502	3,619
Deferred tax asset	14,841	13,782
Goodwill and other intangible assets, net	247	7,694
Bank-owned life insurance	66,598	65,689
Other	32,610	12,943
Total assets	$5,462,254	$4,931,233
Liabilities and stockholders’ equity
Deposits
Non-interest bearing	$750,333	$521,826
Savings, NOW and money market	2,393,269	2,162,187
Time	1,160,541	1,239,746
Total deposits	4,304,143	3,923,759
Federal funds purchased and repurchase agreements	49,881	14,921
Federal Home Loan Bank advances	450,617	358,743
Other borrowings	942	921
Interest payable and other liabilities	48,579	31,245
Total liabilities	4,854,162	4,329,589
Stockholders’ equity
Redeemable preferred stock, $0.01 par value, $25.00 liquidation value:
authorized - 5,000,000 shares, issued - 0 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 52,167,573 and 51,969,203 shares at June 30, 2020 and December 31, 2019, respectively	521	520
Additional paid-in capital	521,133	519,870
Retained earnings	61,344	64,803
Accumulated other comprehensive income	25,094	16,451
Total stockholders’ equity	608,092	601,644
Total liabilities and stockholders’ equity	$5,462,254	$4,931,233

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands except per share data)
Interest Income
Loans, including fees	$46,323	$47,989	$94,662	$92,992
Available-for-sale securities - taxable	1,358	2,335	3,132	4,655
Available-for-sale securities - tax-exempt	3,260	2,916	6,572	5,851
Deposits with financial institutions	45	676	536	1,482
Dividends on bank stocks	268	276	560	529
Total interest income	51,254	54,192	105,462	105,509
Interest Expense
Deposits	8,405	17,497	22,677	33,418
Fed funds purchased and repurchase agreements	46	133	108	427
Federal Home Loan Bank Advances	1,620	1,651	3,231	3,110
Other borrowings	26	37	61	75
Total interest expense	10,097	19,318	26,077	37,030
Net Interest Income	41,157	34,874	79,385	68,479
Provision for Loan Losses	21,000	2,850	34,950	5,700
Net Interest Income after Provision for Loan Losses	20,157	32,024	44,435	62,779
Non-Interest Income
Service charges and fees on customer accounts	647	211	1,155	369
Gain on sale of available-for-sale debt securities	320	406	713	433
Impairment of premises and equipment held for sale	—	(424)	—	(424)
Gain on sale of loans	—	79	—	158
Income from bank-owned life insurance	453	473	909	940
Swap fee income (loss), net	(32)	159	(41)	536
ATM and credit card interchange income	896	459	1,381	836
Other non-interest income	350	309	612	469
Total non-interest income	2,634	1,672	4,729	3,317
Non-Interest Expense
Salaries and employee benefits	14,004	14,450	28,394	29,040
Occupancy	2,045	2,062	4,130	4,221
Professional fees	1,295	714	1,966	1,496
Deposit insurance premiums	1,039	881	2,055	1,718
Data processing	721	625	1,413	1,219
Advertising	223	477	723	1,190
Software and communication	937	828	1,813	1,507
Foreclosed assets, net	1,135	19	1,154	25
Goodwill impairment	7,397	—	7,397	—
Other non-interest expense	2,214	1,904	4,188	4,175
Total non-interest expense	31,010	21,960	53,233	44,591
Net Income (Loss) Before Taxes	(8,219)	11,736	(4,069)	21,505
Income tax expense (benefit)	(863)	2,297	(570)	2,716
Net Income (Loss)	$(7,356)	$9,439	$(3,499)	$18,789
Basic Earnings (Loss) Per Share	$(0.14)	$0.21	$(0.07)	$0.41
Diluted Earnings (Loss) Per Share	$(0.14)	$0.20	$(0.07)	$0.40
See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net Income (Loss)	$(7,356)	$9,439	$(3,499)	$18,789
Other Comprehensive Income
Unrealized gain on available-for-sale debt securities	3,618	9,977	12,150	22,327
Less: income tax	884	2,449	2,968	5,480
Unrealized gain on available-for-sale debt securities, net of income tax	2,734	7,528	9,182	16,847
Reclassification adjustment for realized gains included in income	320	406	713	433
Less: income tax	78	100	174	107
Less: reclassification adjustment for realized gains included in income, net of income tax	242	306	539	326
Other comprehensive income	2,492	7,222	8,643	16,521
Comprehensive Income (Loss)	$(4,864)	$16,661	$5,144	$35,310

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars in thousands)
Balance at March 31, 2019	—	$—	45,202,370	$452	$428,412	$45,293	$6,357	$480,514
Net income	—	—	—	—	—	9,439	—	9,439
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	7,222	7,222
Issuance of shares	—	—	149,765	1	889	—	—	890
Issuance of shares from equity-based awards	—	—	15,506	—	(102)	—	—	(102)
Employee receivables from sale of stock	—	—	—	—	2	84	—	86
Stock-based compensation	—	—	—	—	1,147	—	—	1,147
Employee stock purchase plan additions	—	—	—	—	(1)	—	—	(1)
Balance at June 30, 2019	—	$—	45,367,641	$453	$430,347	$54,816	$13,579	$499,195

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars in thousands)
Balance at March 31, 2020	—	$—	52,098,062	$521	$520,134	$68,689	$22,602	$611,946
Net loss	—	—	—	—	—	(7,356)	—	(7,356)
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	2,492	2,492
Issuance of shares from equity-based awards	—	—	69,511	—	(83)	—	—	(83)
Employee receivables from sale of stock	—	—	—	—	—	11	—	11
Stock-based compensation	—	—	—	—	1,082	—	—	1,082
Balance at June 30, 2020	—	$—	52,167,573	$521	$521,133	$61,344	$25,094	$608,092

See Notes to Consolidated Financial Statements (unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balance at December 31, 2018	1,200,000	$12	45,074,322	$451	$454,512	$38,371	$(3,010)	$490,336
Net income	—	—	—	—	—	18,789	—	18,789
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	16,521	16,521
Issuance of shares	—	—	250,968	2	1,715	—	—	1,717
Issuance of shares from equity-based awards	—	—	52,351	—	(236)	—	—	(236)
Retired shares	(1,200,000)	(12)	(10,000)	—	(30,088)	(55)	—	(30,155)
Preferred dividends declared	—	—	—	—	—	(175)	—	(175)
Employee receivables from sale of stock	—	—	—	—	4	113	—	117
Stock-based compensation	—	—	—	—	2,245	—	—	2,245
Employee stock purchase plan additions	—	—	—	—	36	—	—	36
Adoption of ASU 2016-01	—	—	—	—	—	(68)	68	—
Adoption of ASU 2018-07	—	—	—	—	2,159	(2,159)	—	—
Balance at June 30, 2019	—	$—	45,367,641	$453	$430,347	$54,816	$13,579	$499,195

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars in thousands)
Balance at December 31, 2019	—	$—	51,969,203	$520	$519,870	$64,803	$16,451	$601,644
Net loss	—	—	—	—	—	(3,499)	—	(3,499)
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	8,643	8,643
Issuance of shares from equity-based awards	—	—	198,370	1	(754)	—	—	(753)
Employee receivables from sale of stock	—	—	—	—	1	40	—	41
Stock-based compensation	—	—	—	—	2,016	—	—	2,016
Balance at June 30, 2020	—	$—	52,167,573	$521	$521,133	$61,344	$25,094	$608,092

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
Operating Activities
Net income (loss)	$(3,499)	$18,789
Items not requiring (providing) cash
Depreciation and amortization	2,587	2,703
Provision for loan losses	34,950	5,700
Accretion of discounts and amortization of premiums on securities	3,063	2,535
Equity based compensation	2,016	2,281
Foreclosed asset impairment	1,117	—
Deferred income taxes	(3,853)	2,056
Net realized gains on available-for-sale debt securities	(713)	(433)
Goodwill impairment	7,397	—
Changes in
Interest receivable	(3,683)	(2,611)
Other assets	(1,284)	(6,172)
Other liabilities	(2,130)	5,195
Net cash provided by operating activities	35,968	30,043
Investing Activities
Net change in loans	(581,641)	(409,602)
Purchases of available-for-sale securities	(27,312)	(107,948)
Proceeds from maturities of available-for-sale securities	58,974	26,468
Proceeds from sale of available-for-sale securities	19,052	60,254
Proceeds (purchase) of premises and equipment, net	(1,658)	3,014
Purchase of restricted equity securities, net	(2,839)	(558)
Net cash used in investing activities	(535,424)	(428,372)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts	459,589	84,269
Net increase (decrease) in time deposits	(79,205)	291,770
Net increase (decrease) in repurchase agreements and federal funds purchased	34,960	(49,025)
Proceeds from Federal Home Loan Bank advances	118,000	45,000
Repayment of Federal Home Loan Bank advances	(26,126)	(20,120)
Retirement of preferred stock	—	(30,000)
Issuance of common shares, net and change in employee receivables	43	1,677
Acquisition of common stock for tax withholding obligations	(754)	(235)
Dividends paid on preferred stock	—	(175)
Net cash provided by financing activities	506,507	323,161
Increase (Decrease) in Cash and Cash Equivalents	7,051	(75,168)
Cash and Cash Equivalents, Beginning of Period	187,320	216,541
Cash and Cash Equivalents, End of Period	$194,371	$141,373
Supplemental Cash Flows Information
Interest paid	$27,818	$35,366
Income taxes paid	—	775
Foreclosed assets in settlement of loans	$—	$2,471
See Notes to Consolidated Financial Statements (unaudited)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 1:Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (the “Company”), a Kansas corporation, was incorporated in December 2017. Prior to incorporation, the Company was registered as a limited liability company under the name CrossFirst Holdings, LLC. The Company is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiaries, CrossFirst Bank (the “Bank”) and CFSA, LLC (“CFSA”), which holds cash. In addition, CrossFirst Investments, Inc. (“CFI”) is a wholly-owned subsidiary of the Bank, which holds investments in marketable securities.
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Bank, CFI and CFSA. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted and should be read in conjunction with the Company’s consolidated financial statements, and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020.
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
Except for the accounting changes mentioned under “Coronavirus Aid, Relief, and Economic Security Act” and “Change in Accounting Principle” section below, no other significant changes in the accounting policies of the Company occurred since December 31, 2019, the most recent date financial statements were provided within the Company’s 2019 Form 10-K.  The information contained in the financial statements and footnotes for the period ended December 31, 2019 included in the Company’s 2019 Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements.
Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Use of Estimates
The Company has identified accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of the Company’s financial statements to those judgments and assumptions, are critical to an understanding of the Company’s financial condition and results of operations. Actual results could differ from those estimates. In particular, the novel coronavirus (“COVID-19”) pandemic and resulting impacts to economic conditions, as well as, adverse impacts to the Company’s operations may impact future estimates. The Allowance for Loan and Lease Losses, Deferred Tax Asset, and Fair Value of Financial Instruments are particularly susceptible to significant change.
Cash Equivalents
The Company had $126 million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of June 30, 2020. The reserve required at June 30, 2020 was $0. In addition, the Company is at times required to place cash collateral with a third party as part of its back-to-back swap agreements. At June 30, 2020, approximately $31 million was required as cash collateral.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
The CARES Act allows financial institutions to elect not to consider whether loan modifications relating to the COVID-19 pandemic that they make between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to the COVID-19 pandemic ends are troubled debt restructurings (“TDRs”), which require additional disclosures. The relief can be applied to modifications of loans to borrowers that were not more than 30 days past due as of December 31, 2019.
The Company elected to apply the guidance during the first quarter of 2020. The review of loans that meet the criteria is overseen by the Office of the Chief Credit Officer and his team.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Loans Individually Evaluated for Impairment
Prior to the quarter ended June 30, 2020, loans risk rated substandard or lower were considered impaired and evaluated on an individual basis. As of June 30, 2020, loans risk rated substandard and on accrual were evaluated collectively. The new approach provided a better estimate of potential losses inherent in the substandard portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company’s definition of a substandard credit was unchanged. Substandard loans exhibit a well-defined weakness or weaknesses that jeopardize repayment. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected.
Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard. As a result, the Company revised its allowance methodology to evaluate substandard, performing loans collectively for impairment as opposed to evaluating these loans individually for impairment. As of June 30, 2020, the change in methodology impacted $200 million of performing, substandard loans that were reviewed on a collective basis.
Change in Accounting Principle
On January 1, 2020, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which was applied on a prospective basis. A description of the nature and reason for the change in accounting principle is provided below in the recent accounting pronouncements section.
On January 1, 2020, the Company adopted FASB ASU 2019-12, Simplifying the Accounting for Income Taxes, which was applied as of the adoption date. A description of the nature and reason for the change in accounting principle is provided below in the recent accounting pronouncements section.
Changes Affecting Comparability
During the quarter ended June 30, 2020, the Company changed loans individually evaluated for impairment. A discussion regarding this change is provided above under “Loans Individually Evaluated for Impairment” and in Note 4: Loans and Allowance for Loan Losses within the Notes to the Unaudited Consolidated Financial Statements. The Company separated substandard loans into performing and nonperforming categories that were previously consolidated within the loan footnote disclosures. The change in disclosure did not impact the Company's net income during the three or six-months ended June 30, 2019, Balance Sheet at December 31, 2019, Statement of Stockholders’ Equity at December 31, 2019, or the impaired loan information at December 31, 2019 as presented in Note 4: Loans and Allowance for Loan Losses within the Notes to the Unaudited Consolidated Financial Statements.
Beginning with the quarter ended March 31, 2020, the Company consolidated the “Other” line item previously included in stockholders’ equity into retained earnings within the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity. The consolidation was made due to the immateriality of the “Other” line item. The change had no impact on net income or total stockholders’ equity.
Initial Public Offering
On August 19, 2019, the Company completed its initial public offering (“IPO”) of common stock. The Company issued and sold 5,750,000 shares of common stock at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $76 million from the IPO. Certain selling stockholders participated in the offering and sold an aggregate of 1,261,589 shares of common stock at a public offering price of $14.50 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders.
On September 17, 2019, the underwriters partially exercised their option to purchase additional shares. The Company issued and sold 844,362 shares of common stock at a public offering price of $14.50 per share of common stock. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $11 million.
As of June 30, 2020, the Company qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among the reductions and reliefs, the Company elected to extend the transition period for complying with new or revised accounting standards affecting public companies. This means that the financial statements the Company files or furnishes, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Recent Accounting Pronouncements
The Company has implemented the following ASUs during 2020:

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	June 30, 2020	The ASU provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

The ASU only applies to transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments include:

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

(2) Exceptions to the guidance in Topic 815 related to changes in the critical terms of a hedging relationship due to reference rate reform; and

(3) Optional expedients for cash flow and fair value hedges.
The Company had more than $1 billion in loans tied to LIBOR as of June 30, 2020.

The Company does not believe the adoption will have a material accounting impact on the Company’s consolidated financial position or results of operations. Additionally, LIBOR fallback language has been included in key loan provisions of new and renewed loans in preparation for transition from LIBOR to the new benchmark rate when such transition occurs. This standard is expected to ease the administrative burden in accounting for the future effects of reference rate reform.

The ASU allows the Company to recognize the modification related to LIBOR as a continuation of the old contract, rather than a cancellation of the old contract resulting in a write off of unamortized fees and creation of a new contract.

ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2020 (Early Adoption)	The ASU simplifies the accounting for income taxes. Among other changes, the ASU:

(1) Removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items;

(2) Removes the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year;

(3) Requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a nonincome based tax; and

		(4) Requires an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.	The amendments in the ASU did not have a material impact on the Company’s tax methodology, processes, or the Company’s financial statements.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework	January 1, 2020	Improves the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information. The amendments modify certain disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement.

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
ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020 (Early Adoption)	Eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. An entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.	On the date of adoption there was no impact to the financial statements.

The Company’s process for evaluating goodwill impairment was modified to align with the elimination of Step 2. In the second quarter of 2020, the Company performed a Step 0 analysis then a Step 1 analysis and determined that goodwill was fully impaired.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The Company has provided updates to the following ASUs that have not yet been adopted. A complete list of recent, applicable accounting pronouncements was provided in the Company’s 2019 Form 10-K:

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13 Financial Instruments-Credit Losses	If we maintain our EGC status, the Company is not required to implement this standard until January 2023. The Company will continue to monitor its progress and the requirements related to adoption.	Requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.	The Company established a committee of individuals from applicable departments to oversee the implementation process.

The Company implemented a third-party software solution and completed the software implementation phase of the transition. The software implementation phase included data capture and portfolio segmentation amongst other items.

The Company completed an initial parallel run using 2019 data and completed a second parallel run during the fourth quarter of 2019. During the first half of 2020, the Company continued to perform parallel runs using 2020 data and continues to recalibrate inputs as necessary.

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

The Company’s current operating leases relate primarily to four branch locations, as well as one future lease obligation. Based on the current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on its balance sheet, with an immaterial impact to its income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 2:Earnings (Loss) Per Share
The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands except per share data)
Earnings (Loss) per Share
Net income (loss)	$(7,356)	$9,439	$(3,499)	$18,789
Less: preferred stock dividends	—	—	—	175
Net income (loss) available to common stockholders	$(7,356)	$9,439	$(3,499)	$18,614
Weighted average common shares	52,104,994	45,236,264	52,088,239	45,165,248
Earnings (loss) per share	$(0.14)	$0.21	$(0.07)	$0.41
Dilutive Earnings (Loss) Per Share
Net income (loss) available to common stockholders	$(7,356)	$9,439	$(3,499)	$18,614
Weighted average common shares	52,104,994	45,236,264	52,088,239	45,165,248
Effect of dilutive shares	—	975,516	—	994,577
Weighted average dilutive common shares	52,104,994	46,211,780	52,088,239	46,159,825
Diluted earnings (loss) per share	$(0.14)	$0.20	$(0.07)	$0.40
Stock-based awards not included because to do so would be antidilutive	2,417,205	403,722	2,417,205	424,972

Note 3:Securities
Available-for-Sale Debt and Equity Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale debt and equity securities consisted of the following:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$139,615	$4,983	$—	$144,598
Collateralized mortgage obligations - GSE residential	94,189	1,472	20	95,641
State and political subdivisions	429,603	26,966	255	456,314
Corporate bonds	1,212	86	4	1,294
Total available-for-sale debt securities	664,619	33,507	279	697,847
Equity securities
Mutual funds	2,183	53	—	2,236
Total equity securities	2,183	53	—	2,236
Total available-for-sale securities	$666,802	$33,560	$279	$700,083

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$151,037	$1,668	$193	$152,512
Collateralized mortgage obligations - GSE residential	128,876	625	289	129,212
State and political subdivisions	436,448	19,996	104	456,340
Corporate bonds	1,321	88	—	1,409
Total available-for-sale debt securities	717,682	22,377	586	739,473
Equity securities
Mutual funds	2,190	—	29	2,161
Total equity securities	2,190	—	29	2,161
Total available-for-sale securities	$719,872	$22,377	$615	$741,634
The carrying value of securities pledged as collateral was $56 million and $41 million at June 30, 2020 and December 31, 2019, respectively.
The amortized cost and fair value of available-for-sale debt securities at June 30, 2020, by contractual maturity, are shown below:

	June 30, 2020
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$56	$220	$139,339	$139,615
Estimated fair value	$—	$57	$236	$144,305	$144,598
Weighted average yield(2)	—%	4.55%	3.91%	2.04%	2.04%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,507	$91,682	$94,189
Estimated fair value	$—	$—	$2,755	$92,886	$95,641
Weighted average yield(2)	—%	—%	2.77%	1.62%	1.65%
State and political subdivisions
Amortized cost	$653	$7,234	$61,170	$360,546	$429,603
Estimated fair value	$656	$7,419	$66,034	$382,205	$456,314
Weighted average yield(2)	8.24%	5.33%	3.58%	3.10%	3.22%
Corporate bonds
Amortized cost	$—	$345	$867	$—	$1,212
Estimated fair value	$—	$358	$936	$—	$1,294
Weighted average yield(2)	—%	5.89%	5.68%	—%	5.74%
Total available-for-sale debt securities
Amortized cost	$653	$7,635	$64,764	$591,567	$664,619
Estimated fair value	$656	$7,834	$69,961	$619,396	$697,847
Weighted average yield(2)	8.24%	5.34%	3.53%	2.63%	2.75%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables show gross unrealized losses, the number of securities that are in an unrealized loss position, and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized mortgage obligations - GSE residential	12,050	20	4	—	—	—	12,050	20	4
State and political subdivisions	11,471	255	11	27	—	1	11,498	255	12
Corporate bonds	456	4	1	—	—	—	456	4	1
Total temporarily impaired debt securities	$23,977	$279	16	$27	$—	1	$24,004	$279	17

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Debt Securities
Mortgage-backed - GSE residential	$7,959	$38	2	$20,396	$155	4	$28,355	$193	6
Collateralized mortgage obligations - GSE residential	48,980	199	7	8,622	90	9	57,602	289	16
State and political subdivisions	21,412	102	11	167	2	2	21,579	104	13
Corporate bonds	530	—	1	—	—	—	530	—	1
Total temporarily impaired debt securities	$78,881	$339	21	$29,185	$247	15	$108,066	$586	36

As of June 30, 2020, the unrealized losses on investments in state and political subdivisions were caused by interest rate changes and adjustments in credit ratings. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on the Company’s investments in collateralized mortgage-backed securities and other obligations were caused by interest rate changes and market assumptions about prepayment speeds.
As of December 31, 2019, the unrealized losses on the Company’s investments in state and political subdivisions were caused by interest rate changes and adjustments in credit ratings. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on the Company’s investments in

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
collateralized mortgage-backed securities and obligations were caused by interest rate changes and market assumptions about prepayment speeds.
The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be OTTI at June 30, 2020.
Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method. Gross gains of $761 thousand and $453 thousand and gross losses of $47 thousand and $20 thousand resulting from sales of available-for-sale securities were realized for the six months ended June 30, 2020 and 2019, respectively. The gross gains as of June 30, 2020, included $75 thousand related to a previously disclosed OTTI municipal security that was settled in 2020.

Equity Securities
Equity securities consist of Community Reinvestment Act mutual funds. The fair value of the equity securities was $2 million at both June 30, 2020 and December 31, 2019. The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on available-for-sale equity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net gains recognized during the reporting period on equity securities	$18	$30	$53	$56
Less: net gains recognized during the reporting period on equity securities sold during the reporting period	—	—	—	—
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$18	$30	$53	$56

Note 4:Loans and Allowance for Loan Losses
Categories of loans at June 30, 2020 and December 31, 2019 include:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial	$1,284,919	$1,356,817
Energy	390,346	408,573
Commercial real estate	1,141,277	1,024,041
Construction and land development	661,691	628,418
Residential real estate	536,270	398,695
Paycheck Protection Program (“PPP”)	369,022	—
Consumer	45,716	45,163
Gross loans	4,429,241	3,861,707
Less: Allowance for loan losses	71,185	56,896
Less: Net deferred loan fees and costs	16,017	9,463
Net loans	$4,342,039	$3,795,348
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all loans on accrual and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process and loan categories. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
The Company evaluates the loan risk grading system definitions, portfolio segment definitions, and allowance for loan loss methodology on an ongoing basis. During the quarter ended June 30, 2020, the Company distinguished between performing and nonperforming substandard loans, as previously discussed in Note 1: Nature of Operations and Summary of Significant Accounting Policies. In addition, the Company separated out PPP loans that are 100% guaranteed by the Small Business Administration (“SBA”). No additional changes to loan definitions, segmentation, and Allowance for Loan Losses (“ALLL”) methodology occurred during the second quarter of 2020.

The following tables summarize the activity in the allowance for loan losses by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2020
Allowance for loan losses
Beginning balance	$21,129	$7,599	$12,623	$5,021	$4,687	$—	$399	$51,458
Provision charged to expense	5,499	10,773	4,276	(2)	370	—	84	21,000
Charge-offs	(87)	(1,000)	—	—	(189)	—	—	(1,276)
Recoveries	2	—	—	—	—	—	1	3
Ending balance	$26,543	$17,372	$16,899	$5,019	$4,868	$—	$484	$71,185

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2019
Allowance for loan losses
Beginning balance	$20,506	$7,090	$7,471	$2,585	$2,047	$—	$302	$40,001
Provision charged to expense	2,468	210	62	17	91	—	2	2,850
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	1	—	—	—	—	—	1	2
Ending balance	$22,975	$7,300	$7,533	$2,602	$2,138	$—	$304	$42,852

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Six months ended June 30, 2020
Allowance for loan losses
Beginning balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Provision charged to expense	8,771	13,085	8,814	1,503	2,511	—	266	34,950
Charge-offs	(18,165)	(2,278)	—	—	(189)	—	(104)	(20,736)
Recoveries	73	—	—	—	—	—	2	75
Ending balance	$26,543	$17,372	$16,899	$5,019	$4,868	$—	$484	$71,185

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$16,584	$10,262	$6,755	$2,475	$1,464	$—	$286	$37,826
Provision charged to expense	7,631	(3,538)	778	127	674	—	$28	5,700
Charge-offs	(1,254)	—	—	—	—	—	(11)	(1,265)
Recoveries	14	576	—	—	—	—	1	591
Ending balance	$22,975	$7,300	$7,533	$2,602	$2,138	$—	$304	$42,852

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
June 30, 2020
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$2,933	$1,942	$1,704	$—	$413	$—	$—	$6,992
Collectively evaluated for impairment	$23,610	$15,430	$15,195	$5,019	$4,455	$—	$484	$64,193
Ending balance	$26,543	$17,372	$16,899	$5,019	$4,868	$—	$484	$71,185
Allocated to loans:
Individually evaluated for impairment	$11,831	$15,532	$10,909	$—	$6,981	$—	$249	$45,502
Collectively evaluated for impairment	$1,273,088	$374,814	$1,130,368	$661,691	$529,289	$369,022	$45,467	$4,383,739
Ending balance	$1,284,919	$390,346	$1,141,277	$661,691	$536,270	$369,022	$45,716	$4,429,241

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
December 31, 2019
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$19,942	$1,949	$210	$—	$197	$—	$—	$22,298
Collectively evaluated for impairment	$15,922	$4,616	$7,875	$3,516	$2,349	$—	$320	$34,598
Ending balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Allocated to loans:
Individually evaluated for impairment	$70,876	9,744	$10,492	$—	$2,388	$—	$—	$93,500
Collectively evaluated for impairment	$1,285,941	$398,829	$1,013,549	$628,418	$396,307	$—	$45,163	$3,768,207
Ending balance	$1,356,817	$408,573	$1,024,041	$628,418	$398,695	$—	$45,163	$3,861,707

Credit Risk Profile
The Company analyzes its loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation and payment activity. These categories are utilized to develop the associated allowance for loan losses. A description of the loan grades and segments follows:
Loan Grades
•Pass (risk rating 1-4) - Considered satisfactory. Includes borrowers that generally maintain good liquidity and financial condition or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is programmed and timely repayment is expected.
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
•Substandard (risk rating 6) - Credits generally exhibit well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Substandard loans include both performing and nonperforming loans and are broken out in the table below.
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
•PPP - The loans were established by the CARES Act which authorized forgivable loans to small businesses to pay their employees during the COVID-19 pandemic. The program requires all loan terms to be the same for everyone. The loans are 100 percent guaranteed by the SBA and repayment is primarily dependent on the borrower’s cash flow or SBA repayment approval.
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
The following tables present the credit risk profile of the Company’s loan portfolio based on an internal rating categories (grades 1 - 8), portfolio segmentation, and payment activity:

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2020
Commercial	$1,143,316	$53,411	$77,226	$7,662	$3,304	$—	$1,284,919
Energy	210,557	71,837	92,568	10,997	4,387	—	390,346
Commercial real estate	1,069,590	39,332	25,355	6,187	813	—	1,141,277
Construction and land development	655,200	5,330	1,161	—	—	—	661,691
Residential real estate	528,510	540	3,285	3,935	—	—	536,270
PPP	369,022	—	—	—	—	—	369,022
Consumer	45,467	—	—	249	—	—	45,716
	$4,021,662	$170,450	$199,595	$29,030	$8,504	$—	$4,429,241

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Commercial	$1,258,952	$27,069	$38,666	$32,130	$—	$—	$1,356,817
Energy	392,233	9,460	2,340	—	4,540	—	408,573
Commercial real estate	1,007,921	9,311	5,746	120	943	—	1,024,041
Construction and land development	628,418	—	—	—	—	—	628,418
Residential real estate	394,495	1,789	469	1,942	—	—	398,695
PPP	—	—	—	—	—	—	—
Consumer	45,163	—	—	—	—	—	45,163
	$3,727,182	$47,629	$47,221	$34,192	$5,483	$—	$3,861,707

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
June 30, 2020
Commercial	$4,645	$3,391	$7,315	$15,351	$1,269,568	$1,284,919	$—
Energy	—	16,918	4,440	21,358	368,988	390,346	—
Commercial real estate	8,009	230	4,481	12,720	1,128,557	1,141,277	—
Construction and land development	194	—	—	194	661,497	661,691	—
Residential real estate	1,357	—	3,915	5,272	530,998	536,270	220
PPP	—	—	—	—	369,022	369,022	—
Consumer	—	137	—	137	45,579	45,716	—
	$14,205	$20,676	$20,151	$55,032	$4,374,209	$4,429,241	$220

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
December 31, 2019
Commercial	$1,091	$276	$30,911	$32,278	$1,324,539	$1,356,817	$37
Energy	2,340	—	4,593	6,933	401,640	408,573	53
Commercial real estate	316	—	4,589	4,905	1,019,136	1,024,041	4,501
Construction and land development	196	—	—	196	628,222	628,418	—
Residential real estate	2,347	—	1,919	4,266	394,429	398,695	—
PPP	—	—	—	—	—	—	—
Consumer	2	254	—	256	44,907	45,163	—
	$6,292	$530	$42,012	$48,834	$3,812,873	$3,861,707	$4,591

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
The following tables present loans individually evaluated for impairment, including all restructured and formerly restructured loans, for the periods ended June 30, 2020 and December 31, 2019:

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
June 30, 2020
Loans without a specific valuation
Commercial	$70	$70	$—
Energy	—	—	—
Commercial real estate	763	854	—
Construction and land development	—	—	—
Residential real estate	5,404	5,404	—
PPP	—	—	—
Consumer	249	249	—
Loans with a specific valuation
Commercial	11,761	29,710	2,933
Energy	15,532	18,244	1,942
Commercial real estate	10,146	10,146	1,704
Construction and land development	—	—	—
Residential real estate	1,577	1,577	413
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	11,831	29,780	2,933
Energy	15,532	18,244	1,942
Commercial real estate	10,909	11,000	1,704
Construction and land development	—	—	—
Residential real estate	6,981	6,981	413
PPP	—	—	—
Consumer	249	249	—
	$45,502	$66,254	$6,992

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
December 31, 2019
Loans without a specific valuation
Commercial	$35,846	$35,846	$—
Energy	2,864	2,864	—
Commercial real estate	9,464	9,464	—
Construction and land development	—	—	—
Residential real estate	2,139	2,139	—
PPP	—	—	—
Consumer	—	—	—
Loans with a specific valuation
Commercial	35,030	40,030	19,942
Energy	6,880	9,880	1,949
Commercial real estate	1,028	1,028	210
Construction and land development	—	—	—
Residential real estate	249	249	197
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	70,876	75,876	19,942
Energy	9,744	12,744	1,949
Commercial real estate	10,492	10,492	210
Construction and land development	—	—	—
Residential real estate	2,388	2,388	197
PPP	—	—	—
Consumer	—	—	—
	$93,500	$101,500	$22,298

The table below shows interest income recognized during the three and six month periods ended June 30, 2020 and 2019 for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Commercial	$27	$781	$88	$1,564
Energy	46	53	210	109
Commercial real estate	58	278	135	532
Construction and land development	—	—	—	1
Residential real estate	35	10	74	21
PPP	—	—	—	—
Consumer	—	—	—	—
Total interest income recognized	$166	$1,122	$507	$2,227

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below shows the three and six month average balance of impaired loans as of June 30, 2020 and 2019 by loan category for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Commercial	$11,793	$50,732	$19,002	$74,259
Energy	16,798	12,534	17,527	13,850
Commercial real estate	10,958	13,779	11,044	14,661
Construction and land development	—	50	—	25
Residential real estate	7,171	2,665	6,953	2,428
PPP	—	—	—	—
Consumer	251	—	253	—
Total average impaired loans	$46,971	$79,760	$54,779	$105,223

Non-accrual Loans
Nonperforming loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial	$10,966	$32,130
Energy	15,384	4,540
Commercial real estate	7,000	1,063
Construction and land development	—	—
Residential real estate	3,935	1,942
PPP	—	—
Consumer	249	—
Total non-accrual loans	$37,534	$39,675

Troubled Debt Restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below presents loans restructured, excluding loans restructured as a result of the COVID-19 pandemic, during the three and six months ended June 30, 2020 and 2019, including the post-modification outstanding balance and the type of concession made:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Commercial
- Interest rate reduction	$—	$—	$3,171	$—
- Reduction of monthly payment	—	—	—	994
- Extension of maturity date	—	30,005	—	30,005
Energy
- Extension of maturity date	—	—	2,340	—
Commercial real estate
- Reduction of monthly payment	—	—	—	3,767
Residential real estate
- Payment deferral	65	—	65	—
Total troubled debt restructurings during applicable period	$65	$30,005	$5,576	$34,766
As of June 30, 2020 and December 31, 2019, the Company had $749 thousand and $934 thousand, respectively, in unfunded commitments to borrowers whose terms have been modified in TDRs. For the three and six-month periods ended June 30, 2020, the modifications related to the TDRs above did not impact the allowance for loan losses because the loans were previously impaired and evaluated on an individual basis or enough collateral was obtained to provide an additional commitment.
The balance of restructured loans, excluding loans restructured as a result of the COVID-19 pandemic, is provided below as of June 30, 2020 and December 31, 2019. In addition, the balance of those loans that are in default at any time during the past twelve months at June 30, 2020 and December 31, 2019 is provided below:

	June 30, 2020			December 31, 2019
	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)
	(Dollars in thousands)
Commercial	6	$9,657	$842	7	$31,770	$831
Energy	3	4,032	—	2	2,864	—
Commercial real estate	3	4,749	—	3	4,909	—
Construction and land development	—	—	—	—	—	—
Residential real estate	2	3,065	—	—	—	—
PPP	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total troubled debt restructured loans	14	$21,503	$842	12	$39,543	$831
(1) Default is considered to mean 90 days or more past due as to interest or principal.
The TDRs above had an allowance of $3 million and $18 million as of June 30, 2020 and December 31, 2019, respectively.

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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. The gains and losses are included in “other assets” on the Statement of Cash Flows.
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
As of June 30, 2020 and December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	June 30, 2020		December 31, 2019
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	58	$487,255	56	$380,050
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Balance Sheet as of June 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2020	2019	Location	2020	2019
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$29,302	$9,838	Other liabilities	$29,432	$9,907
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the Consolidated Statements of Operations as swap fee income, net. The effect of the Company’s derivative financial instruments gain and loss are reported on the Consolidated Statements of Cash Flows within other assets and other liabilities.
The tables below show a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019:

June 30, 2020
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$29,302	$—	$29,302	$8	$—	$29,294
Offsetting of derivative liabilities
Derivatives	$29,432	$—	$29,432	$8	$—	$29,424

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

December 31, 2019
(Dollars in thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets
Derivatives	$9,838	$—	$9,838	$97	$—	$9,741
Offsetting of derivative liabilities
Derivatives	$9,907	$—	$9,907	$97	$—	$9,810
The net presentation above can be reconciled to the tabular disclosure of fair value.
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be considered in default. As of June 30, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $31 million. If the Company had breached any of the underlying provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $30 million.

Note 6:  Goodwill and Other Intangible Assets
In accordance with GAAP, the Company performs annual tests to identify impairment of goodwill. The tests are required to be performed annually and more frequently if events or circumstances indicate a potential impairment may exist. The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Tulsa, Oklahoma market represented the reporting unit and included all goodwill previously recorded.
As a result of the recent economic conditions resulting from the COVID-19 pandemic and oil market volatility, the Company conducted a June 30, 2020 interim goodwill impairment test. The interim test required a goodwill impairment charge of $7 million, representing full impairment of goodwill. The primary causes of the goodwill impairment were economic conditions, volatility in the market capitalization of the Company, increased loan provision in light of the COVID-19 pandemic, and other changes in key variables driven by the uncertain macro-environment that when combined, resulted in the fair value of the reporting unit being less than the carrying value.
The fair value of the reporting unit was determined using a combination of: (i) the capitalization of earnings method, an income approach, and (ii) the public company method, a market approach. The income approach estimated fair value by determining the cash flow in a single period, adjusted for growth that is adjusted by a capitalization rate. The market approach estimated fair value by averaging the price-to-book multiples from peer, public banks and adding a control premium.
The Company conducted an interim impairment test of its core deposit intangible (“CDI”) as of June 30, 2020. The Company used an income approach to calculate a CDI fair market value. The results indicated the CDI was not impaired as of June 30, 2020.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires management to make assumptions and estimates regarding the Company’s future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future cash flows, income tax rates, discount rates, growth rates, and other market factors.
The following table summarizes the change in the Company’s goodwill and CDI for the six-months ended June 30, 2020:

	Goodwill	Core Deposit Intangible	Total Intangible Assets
	(Dollars in thousands)
Balance at December 31, 2019	$7,397	$297	$7,694
Impairment	(7,397)	—	(7,397)
Amortization	—	(50)	(50)
Balance at June 30, 2020	$—	$247	$247

Note 7:Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at June 30, 2020 were as follows:

	June 30, 2020
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$932,443	$97,992	$93,074	$36,085	$781	$166	$1,160,541
Fed funds purchased & repurchase agreements	49,881	—	—	—	—	—	49,881
FHLB borrowings	163,000	21,500	46,017	—	5,100	215,000	450,617
Trust preferred securities(1)	—	—	—	—	—	942	942
	$1,145,324	$119,492	$139,091	$36,085	$5,881	$216,108	$1,661,981
(1) The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 8:Change in Accumulated Other Comprehensive Income (“AOCI”)
Amounts reclassified from AOCI and the affected line items in the consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected Line Item in the
	2020	2019	2020	2019	Statements of Operations
	(Dollars in thousands)
Unrealized gains on available-for-sale securities	$320	$406	$713	$433	Gain on sale of available-for-sale securities
Amount reclassified before tax	320	406	713	433
Less: tax effect	78	100	174	107	Income tax expense
Net reclassified amount	$242	$306	$539	$326

Note 9:Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2020 and December 31, 2019 are presented in the following table:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$642,345	13.3%	$508,386	10.5%	N/A	N/A
Bank	591,096	12.2	508,256	10.5	$484,053	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	581,634	12.0	411,551	8.5	N/A	N/A
Bank	530,458	11.0	411,445	8.5	387,242	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	580,692	12.0	338,924	7.0	N/A	N/A
Bank	530,458	11.0	338,837	7.0	314,634	6.5
Tier I Capital to Average Assets
Consolidated	581,634	10.7	216,445	4.0	N/A	N/A
Bank	$530,458	9.8%	$216,457	4.0%	$270,571	5.0%
December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	$633,228	13.4%	$495,095	10.5%	N/A	N/A
Bank	581,600	12.3	494,954	10.5	$471,385	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	576,332	12.2	400,791	8.5	N/A	N/A
Bank	524,704	11.1	400,677	8.5	377,108	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	575,411	12.2	330,063	7.0	N/A	N/A
Bank	524,704	11.1	329,970	7.0	306,400	6.5
Tier I Capital to Average Assets
Consolidated	576,332	12.1	191,099	4.0	N/A	N/A
Bank	$524,704	11.0%	$191,170	4.0%	$238,963	5.0%

Note 10:Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. In addition, the Company has an Employee Stock Purchase Plan that was suspended effective April 1, 2019 and was subsequently reinstated during the third quarter of 2020. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 1,956,634 shares as of June 30, 2020.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below summarizes the stock-based compensation for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Stock appreciation rights	$238	$271	$494	$530
Performance based stock awards	22	155	96	250
Restricted stock units and awards	822	721	1,426	1,465
Employee stock purchase plan	—	(1)	—	36
Total stock-based compensation	$1,082	$1,146	$2,016	$2,281
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
During the six months ended June 30, 2020, the Company granted 41,283 PBSAs. The performance metrics include three year cumulative net income and return on average assets.
The following table summarizes the status of and changes in the performance-based awards:

	Performance Based Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2020	192,248	$9.88
Granted	41,283	13.55
Vested	0	0.00
Forfeited	0	0.00
Unvested, June 30, 2020	233,531	$10.53
Unrecognized stock-based compensation related to the performance awards issued through June 30, 2020 was $622 thousand and is expected to be recognized over 2.3 years.
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
The following table summarizes the status of and changes in the RSUs and RSAs:

	Restricted Stock Units and Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2020	340,780	$15.35
Granted	293,297	11.84
Vested	(106,146)	12.58
Forfeited	(5,952)	14.25
Unvested, June 30, 2020	521,979	$13.41
Unrecognized stock-based compensation related to the RSUs and RSAs issued through June 30, 2020 was $5 million and is expected to be recognized over 1.8 years.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 11:Income Tax
An income tax expense (benefit) reconciliation at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Computed at the statutory rate (21%)	$(1,727)	$2,465	$(855)	$4,516
Increase (decrease) resulting from
Tax-exempt income	(779)	(712)	(1,569)	(1,425)
Nondeductible expenses	34	64	98	137
State tax credit	—	—	—	(1,361)
State income taxes	39	519	181	960
Equity based compensation	13	(6)	39	(61)
Goodwill impairment	1,553	—	1,553	—
Other adjustments	4	(33)	(17)	(50)
Actual tax expense (benefit)	$(863)	$2,297	$(570)	$2,716
The tax effects of temporary differences related to deferred taxes shown on the consolidated Balance Sheets are presented below:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$17,426	$13,928
Lease incentive	279	294
Impairment of available-for-sale securities	—	493
Valuation allowance on real estate	273	—
Loan fees	3,921	2,317
Net operating loss carryover	353	339
Accrued expenses	1,016	2,131
Deferred compensation	2,213	2,444
State tax credit	2,842	3,287
Other	431	81
Total deferred tax asset	28,754	25,314
Deferred tax liability
Fair market value adjustments - trust preferred securities	(344)	(348)
Net unrealized gain on securities available-for-sale	(8,134)	(5,339)
FHLB stock basis	(1,133)	(996)
Premises and equipment	(3,303)	(3,620)
Other	(999)	(1,229)
Total deferred tax liability	(13,913)	(11,532)
Net deferred tax asset	$14,841	$13,782
CARES Act
The CARES Act, which was enacted on March 27, 2020 in the U.S., includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Some of the key tax-related provisions of the bill include:
•Allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years; and

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020.
•The Company would be able to carry back a portion of a net operating loss if incurred during 2020 to offset income from the prior year.
•The Company continues to analyze the potential impact of this legislation on its financial position and results of operations.

Note 12:Disclosures about Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:
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
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

	Fair Value Description	Valuation Hierarchy Level	Where Fair Value Balance Can Be Found
Available-for-Sale Securities	Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.	Level 2	Note 3: Securities
Derivatives	Fair value of the interest rate swaps is obtained from independent pricing services based on quoted market prices for similar derivative contracts.	Level 2	Note 5: Derivatives and Hedging
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

		June 30, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$32,024	$—	$—	$32,024
Foreclosed assets held-for-sale	$2,502	$—	$—	$2,502

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$20,889	$—	$—	$20,889
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
Foreclosed Assets Held-for-Sale
The estimated fair value of foreclosed assets held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell and are classified within Level 3 of the fair value hierarchy. The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$32,024	Market comparable properties	Marketability discount	10% - 15% (12%)
Foreclosed assets held-for-sale	$2,502	Market comparable properties	Marketability discount	10%

	December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$20,889	Market comparable properties	Marketability discount	10% - 15% (12%)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables present the estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$194,371	$194,371	$—	$—	$194,371
Available-for-sale securities	700,083	—	700,083	—	700,083
Loans, net of allowance for loan losses	4,342,039	—	—	4,334,224	4,334,224
Restricted equity securities	20,675	—	—	20,675	20,675
Interest receivable	19,399	—	19,399	—	19,399
Derivative assets	29,302	—	29,302	—	29,302
	$5,305,869	$194,371	$748,784	$4,354,899	$5,298,054
Financial Liabilities
Deposits	$4,304,143	$750,333	$—	$3,599,237	$4,349,570
Federal funds purchased and repurchase agreements	49,881	—	49,881	—	49,881
Federal Home Loan Bank advances	450,617	—	468,650	—	468,650
Other borrowings	942	—	1,722	—	1,722
Interest payable	2,843	—	2,843	—	2,843
Derivative liabilities	29,432	—	29,432	—	29,432
	$4,837,858	$750,333	$552,528	$3,599,237	$4,902,098

	December 31, 2019
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$187,320	$187,320	$—	$—	$187,320
Available-for-sale securities	741,634	—	741,634	—	741,634
Loans, net of allowance for loan losses	3,795,348	—	—	3,810,818	3,810,818
Restricted equity securities	17,278	—	—	17,278	17,278
Interest receivable	15,716	—	15,716	—	15,716
Derivative assets	9,838	—	9,838	—	9,838
	$4,767,134	$187,320	$767,188	$3,828,096	$4,782,604
Financial Liabilities
Deposits	$3,923,759	$521,826	$—	$3,407,012	$3,928,838
Federal funds purchased and repurchase agreements	14,921	—	14,921	—	14,921
Federal Home Loan Bank advances	358,743	—	357,859	—	357,859
Other borrowings	921	—	2,147	—	2,147
Interest payable	4,584	—	4,584	—	4,584
Derivative liabilities	9,907	—	9,907	—	9,907
	$4,312,835	$521,826	$389,418	$3,407,012	$4,318,256

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 13:Commitments and Credit Risk
Commitments
The Company had the following commitments at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to originate loans	$113,439	$134,652
Standby letters of credit	38,342	39,035
Lines of credit	1,290,998	1,351,873
Future lease commitments	17,205	20,935
Total	$1,459,984	$1,546,495

Note 14:Legal and Regulatory Proceedings
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 15:Subsequent Events
Subsequent to June 30, 2020, the Company reinstated its Employee Stock Purchase Plan. The first offering period is between July 1, 2020 and December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020 (the “2019 Form 10-K”). Results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our future plans, objectives, beliefs, expectations, representations and projections. See "Forward-Looking Information" which is incorporated herein by reference. Actual results could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A – "Risk Factors" in the 2019 Form 10-K, as supplemented by Item 1A – "Risk Factors" in this report.
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

Second Quarter 2020 Highlights
During the second quarter ended June 30, 2020, we accomplished the following:
•Increased total assets $395 million or 8% during the quarter to $5.5 billion, driven by a $418 million or 10% increase in gross loans;
•Increased deposits by $331 million from the previous quarter and $720 million or 20% over the last twelve months.
•Successfully executed our succession plan pursuant to which Michael J. Maddox was named as the Company’s Chief Executive Officer effective June 1, 2020, to succeed George F. Jones, Jr., who was appointed as Vice Chairman.
•Efficiency ratio of 71% for the second quarter of 2020 compared to 60% during the second quarter of 2019. The second quarter 2020 efficiency ratio was impacted by a $7 million non-cash goodwill impairment charge;
•Non-GAAP core operating efficiency ratio of 53% for the second quarter of 2020 compared to 58% during the second quarter of 2019;
•Book value per share of $11.66 at June 30, 2020 compared to $11.58 at December 31, 2019 and $11.00 at June 30, 2019.
Update on the COVID-19 Global Pandemic (“COVID-19”) Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 pandemic and, on March 13, 2020, the U.S. government declared a national emergency with respect to the outbreak. Governmental authorities, including those in states in which we operate, responded to the outbreak by issuing stay at home orders, enacting travel restrictions, closing businesses and schools, and undertaking additional measures to contain the outbreak, some of which are continuing or may be reinstated. Most industries and individuals have been and are expected to continue to be impacted as a result of the COVID-19 pandemic and measures taken in response thereto. Many Americans have been furloughed or lost their jobs as many businesses closed or experienced a reduction in business activity. The COVID-19 pandemic has caused, and is expected to continue to cause, economic uncertainty and a disruption to the financial markets, the duration and extent of which is not currently known.
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
A discussion of the impact of the COVID-19 pandemic on the Company and its operations and measures undertaken by the Company in response thereto is provided below.

Bank Operations
The Company implemented its business continuity procedures in March 2020 as a result of the COVID-19 pandemic. At June 30, 2020, 90% of our employees performed their duties on a rotation schedule that allowed team members to work in the office as needed while limiting exposure risk to our employees and customers. No material interruptions to our business occurred. Loan and deposit services continued to function as normal using alternative procedures. No significant changes to underlying processes were identified.
We complied with federal, state, and local ordinances enacted as a result of the COVID-19 pandemic. These included: (i) restrictions on gatherings, (ii) physical distancing, (iii) travel restrictions, and (iv) face coverings. We met with customers by appointment and our drive-thru locations operated during normal hours. Our lenders and branch network provided extraordinary service to our customers through use of technology, including mobile, online, and over the phone.
Paycheck Protection Program (“PPP”) Lending Facility and Loans
The PPP was established by the CARES Act and authorized forgivable loans to small businesses to pay their employees and certain other expenses during the COVID-19 pandemic. The program requires all loan terms to be the same for everyone. The Bank, an existing, preferred Small Business Administration (“SBA”) lender, provided approximately $369 million in loans to support current customers and foster relationships with new customers. The Company’s organizational structure and infrastructure absorbed the increased demand in PPP funding.
The loans earn interest at 1% and included fees between 1% and 5% depending on the size of the loan. The majority of the PPP loans will mature in two years. The following table summarizes the impact of the PPP loans on our financials:

	As of or For the Period Ended June 30, 2020
	Outstanding Balance	Total Origination Fees	Earned Fees	Unearned Fees
	(Dollars in thousands)
PPP Loans	$369,022	$9,930	$2,045	$7,885
The loans originated under the PPP received a zero percent risk weight under the regulatory capital rules which resulted in increased Common Equity Tier 1, Tier 1, and Tier 2 capital ratios, but the PPP loans are included in the calculation of our Leverage ratio.
Management Review for Impairment
As a result of current economic conditions in our markets, the Company reviewed the following areas for potential impairment:
•Goodwill - Goodwill was reviewed for impairment during the second quarter of 2020 and resulted in a $7 million impairment, representing the total value of goodwill previously reported. See Note 6: Goodwill and Core Deposit Intangible within the Unaudited Notes to the Financial Statements and the Non-Interest Expense section within Management’s Discussion and Analysis for more information.
•Core Deposit Intangible (“CDI”) - A significant adverse change in the business climate resulted in a quantitative impairment analysis on our CDI as of June 30, 2020. The analysis was performed on the Tulsa branch’s deposits with an origination date before August 2013, the date of acquisition. The Company estimated the present value of future cash flows expected to be received over the estimated remaining life. The Company determined the CDI was not impaired as of June 30, 2020.
•Available-for-Sale Investment Securities - The Company reviewed the securities portfolio for indications of impairment. Management did not identify any impaired securities as of June 30, 2020.
Loan Modifications, Credit Quality, and Allowance for Loan Losses (“ALLL”)
The CARES Act allows financial institutions to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the national emergency related to the COVID-19 pandemic ends as long as the loan was not more than 30 days past due as of December 31, 2019.

The Company elected the above guidance for accounting and regulatory purposes. The Company established a process, headed by the Office of the Chief Credit Officer, to evaluate loan modifications related to the COVID-19 pandemic. The modified loans typically received a 3- to 6-month payment deferral, change in rate, or modified principal and interest payments to interest-only payments. After the deferral period, the modified loan terms either require all accrued interest to be paid or capitalized and amortized over the original loan term. The Company may provide an additional deferral period to customers on an as needed basis.
Deferred loan interest continues to accrue until determined that it is more likely than not that we will be unable to collect the accrued interest balance. Information regarding the loan modifications outstanding at June 30, 2020 is provided below:

Loan Modifications by Category Impacted by the COVID-19 Pandemic as of June 30, 2020
	Number of Loans	Value of Loans	Percent of Gross Loans in Category
	(Dollars in thousands)
Commercial	183	$275,917	21%
Energy	9	30,212	8
Commercial real estate	112	356,611	31
Construction and land development	8	21,177	3
Residential real estate	14	25,526	5
Consumer	—	—	—
Total	326	$709,443	16%

Loan Modifications by Type of Modification Impacted by the COVID-19 Pandemic as of June 30, 2020
	Number of Loans	Value of Loans
	(Dollars in thousands)
Payment deferral	116	$290,796
Interest-only payments	176	306,210
Other (multiple modifications, change in rate and/or payment)	34	112,437
Total	326	$709,443
The Company’s second quarter 2020 credit quality metrics provided in the selected financial data and discussed in detail within the ALLL and Nonperforming Assets sections below were primarily driven by the economic environment as a result of the COVID-19 pandemic. The Company is working with borrowers to understand the long-term effects of the COVID-19 pandemic and its impact on future credit quality metrics. At this time, the extent and duration of the impact of the COVID-19 pandemic are unknown and therefore the Company is unable to quantify the ultimate impact.
During the first quarter of 2020, the Company did not identify any specific borrowers that were directly impacted by the COVID-19 pandemic. As a result, the Company used qualitative factor adjustments to the ALLL model to account for the unknown impact of the COVID-19 pandemic on the loan portfolio. During the second quarter of 2020, the Company was able to identify certain borrowers impacted by the COVID-19 pandemic. Approximately $731 million of loans, or 17% of the portfolio, were downgraded. In addition, the Company distinguished between performing and nonperforming substandard loans. Refer to Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 4: Loans and Allowance for Loan Losses within the Notes to the Unaudited Financial Statements and the Allowance for Loan Losses discussion in Management’s Discussion and Analysis for more information.
Additional discussion regarding changes during the second quarter of 2020 to the ALLL is provided in the allowance for loan loss section below. A waterfall graph showing the changes in our ALLL between December 31, 2019 and June 30, 2020 is provided below:

(1) Includes change in impaired loans, loan growth, and other adjustments.

Management allocated the ALLL to our loan portfolio for the periods below as follows:

Portfolio Stress Testing
The Company aggressively stress-tested our credit and capital using Fed-defined and other more stressful COVID-19 pandemic recessionary scenarios. We modeled an immediate absorption to our capital of 13 quarters of losses utilizing historical loss factors provided by the Federal Reserve for banks between $1 billion and $10 billion. The second quarter common equity tier 1 ratio stress test results showed that the Company is well-capitalized and can comfortably accommodate stressful pandemic scenarios.
Loan Portfolio
As a result of the COVID-19 pandemic, the Company plans to do the following:
•Slow overall loan growth to focus on current customers;
•Implement floors on loans; and
•Monitor unfunded credit lines.
Energy Loans
As of June 30, 2020, energy loans totaled $390 million or 9% of our total loan portfolio. Energy loans were comprised of 64% predominately oil backed loans and 36% predominately natural gas backed loans. Our customer base has significant experience in the energy sector and the Company has an experienced group of energy lenders and credit officers that are proactively monitoring the portfolio.
During the second quarter of 2020, $239 million of energy loans, representing 61% of the energy portfolio, had a risk rating downgrade as a result of the impact of low oil and gas prices and COVID-19 pandemic. The impact to the ALLL from the risk rating downgrades were partially offset by a decrease in qualitative factors.
While we believe our reserve against the energy portfolio at June 30, 2020 is adequate, the dramatic decrease in demand for oil and natural gas created by the COVID-19 pandemic and other economic conditions have caused considerable pricing volatility and uncertainty in the market. Depressed prices may strain our customers’ cash flows, lower their liquidity, and decrease property values that could continue to create negative grade migration over the next several quarters. The length of the COVID-19 pandemic disruption and the pace of economic recovery will determine the severity of the grade migration and potential loss impact within the energy loan portfolio.
Real Estate Loans
Our real estate loans are comprised of construction and development loans, 1-4 family loans and commercial real estate loans. There is significant uncertainty regarding the impact of the COVID-19 pandemic on our real estate loan portfolio, but we continue to monitor the following industries:

Real Estate Industries with Increased Monitoring as of June 30, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Retail	$197,755	4.5%
Hotel and Lodging	167,079	3.8
Medical	56,536	1.3
Senior Living	$104,126	2.4%
These industries were identified based on the following changed economic conditions:
•Implementation of travel restrictions;
•Cancellation of events and large gatherings;
•Reduction in demand for senior living housing; and
•Furlough of workers and increase in unemployment numbers.
During the second quarter of 2020, the Bank worked with business owners in these industries by deferring loan payments and funding of PPP loans.

Commercial Loans
The Company provides a mix of variable-rate and fixed-rate commercial loans across various industries. We extend commercial loans on an unsecured and secured basis. There is significant uncertainty regarding the impact the COVID-19 pandemic will have on our commercial loan portfolio as well, but we identified the following industries that received an increase in monitoring:

Commercial Industries with Increased Monitoring as of June 30, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Recreation	$86,878	2.0%
Restaurants	60,994	1.4
Aircraft and Aviation	52,379	1.2
Consumer	$45,716	1.0%
These industries were identified based on the following changed economic conditions:
•Implementation of travel, entertainment, and restaurant restrictions;
•Cancellation of events and large gatherings;
•Business closures for those deemed “nonessential” by the government; and
•Furlough of workers and increase in unemployment numbers
The Bank worked with business owners in these industries by deferring loan payments and funding PPP loans.
Tax Implications Related to the CARES Act
The Company does not anticipate significant changes in its tax position as a result of the CARES Act.

Selected Financial Data (unaudited)
Selected financial data for and as of our previous five quarters and the six months ended June 30, 2020 and 2019 is presented below:

	As of or For the Three Months Ended					As of or For the Six Months Ended
	June	March	December	September	June	June	June
	30,	31,	31,	30,	30,	30,	30,
	2020	2020	2019	2019	2019	2020	2019
Per Common Share Data
Basic earnings (loss) per share	$(0.14)	$0.07	$(0.01)	$0.22	$0.21	$(0.07)	$0.41
Diluted earnings (loss) per share	(0.14)	0.07	(0.01)	0.21	0.20	(0.07)	0.40
Book value per share	11.66	11.75	11.58	11.59	11.00	11.66	11.00
Tangible book value per share(1)	$11.65	$11.60	$11.43	$11.44	$10.83	$11.65	$10.83
Selected Operating Ratios
Yield on securities - tax equivalent(2)	3.07%	3.21%	3.22%	3.19%	3.42%	3.15%	3.51%
Yield on loans	4.28	4.98	5.21	5.53	5.66	4.61	5.70
Yield on interest-earning assets(2)	3.96	4.57	4.76	5.00	5.18	4.25	5.21
Cost of interest-bearing deposits	0.95	1.69	1.97	2.26	2.33	1.31	2.31
Cost of total deposits	0.79	1.46	1.70	1.94	1.99	1.11	1.98
Cost of funds	0.85	1.49	1.71	1.94	1.99	1.15	1.97
Net interest margin(2)	3.19	3.24	3.23	3.24	3.35	3.22	3.40
Return on average assets	(0.54)	0.31	(0.06)	0.89	0.86	(0.14)	0.88
Non-GAAP core operating return on average assets(3)	0.00	0.31	(0.06)	0.89	0.89	0.15	0.83

	As of or For the Three Months Ended					As of or For the Six Months Ended
	June	March	December	September	June	June	June
	30,	31,	31,	30,	30,	30,	30,
	2020	2020	2019	2019	2019	2020	2019
Return on average equity	(4.84)	2.53	(0.46)	7.58	7.78	(1.15)	7.87
Non-GAAP core operating return on average common equity(4)	0.03	2.53	(0.46)	7.58	8.04	1.28	7.43
Non-interest expense to average assets(5)	2.21	1.80	1.81	1.82	2.00	2.01	2.10
Efficiency ratio(6)	70.81	55.11	55.60	54.29	60.09	63.29	62.11
Non-GAAP core operating efficiency ratio - tax equivalent(2)(7)	53.09	54.18	54.66	53.43	58.43	53.61	60.71
Non-interest-bearing deposits to total deposits	17.43	14.28	13.30	14.05	14.28	17.43	14.28
Loans to deposits	102.53%	100.75%	98.18%	99.23%	96.74%	102.53%	96.74%
Credit Quality Ratios
Allowance for loan losses to total loans	1.61%	1.29%	1.48%	1.18%	1.24%	1.61%	1.24%
Nonperforming assets to total assets	0.74	0.59	0.97	1.00	1.18	0.74	1.18
Nonperforming loans to total loans	0.86	0.66	1.15	1.22	1.45	0.86	1.45
Allowance for loan losses to nonperforming loans	188.55	195.99	128.54	97.12	85.22	188.55	85.22
Net charge-offs (recoveries) to average loans(5)	0.12%	2.00%	0.58%	0.53%	—%	1.01%	0.04%
Capital Ratios
Total stockholders’ equity to total assets	11.13%	12.08%	12.20%	12.95%	11.16%	11.13%	11.16%
Tier 1 leverage ratio	10.75	11.81	12.06	12.57	10.87	10.75	10.87
Common equity tier 1 capital ratio	11.99	12.08	12.20	12.91	11.02	11.99	11.02
Tier 1 risk-based capital ratio	12.01	12.10	12.22	12.93	11.04	12.01	11.04
Total risk-based capital ratio	13.27%	13.17%	13.43%	13.90%	12.04%	13.27%	12.04%
(1) Tangible common stockholders’ equity and tangible book value per share are non-GAAP financial measures. The most directly comparable GAAP measures are stockholders’ equity and book value per share. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of these measures.

(2) Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.
(3) Non-GAAP core operating return on average assets is a non-GAAP financial measure. The most directly comparable GAAP measure is return on average assets. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure.

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

Results of Operations

Summary
The components of the Company’s results of operations were as follows for the periods shown:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Net interest income	$41,157	$34,874	$6,283	18%	$79,385	$68,479	$10,906	16%
Provision for loan losses	21,000	2,850	18,150	637	34,950	5,700	29,250	513
Non-interest income	2,634	1,672	962	58	4,729	3,317	1,412	43
Non-interest expense	31,010	21,960	9,050	41	53,233	44,591	8,642	19
Income tax expense (benefit)	(863)	2,297	(3,160)	(138)	(570)	2,716	(3,286)	(121)
Net income (loss)	$(7,356)	$9,439	$(16,795)	(178)%	$(3,499)	$18,789	$(22,288)	(119)%
Preferred dividends	—	—	—	—	—	175	(175)	(100)
Net income (loss) available to common shareholders	$(7,356)	$9,439	$(16,795)	(178)%	$(3,499)	$18,614	$(22,113)	(119)%
Non-GAAP core operating income(1)	$41	$9,754	$(9,713)	(100)%	$3,898	$17,743	$(13,845)	(78)%

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

	Three Months Ended
	June 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$290,342	$1,626	2.25%	$345,005	$2,611	3.04%
Securities - tax-exempt(1)	438,525	3,945	3.62	374,750	3,529	3.78
Federal funds sold	—	—	—	15,165	96	2.55
Interest-bearing deposits in other banks	186,388	45	0.10	110,460	580	2.10
Gross loans, net of unearned income(2)(3)	4,357,055	46,323	4.28	3,398,297	47,989	5.66
Total interest-earning assets(1)	5,272,310	$51,939	3.96%	4,243,677	$54,805	5.18%
Allowance for loan losses	(60,889)			(41,277)
Other non-interest-earning assets	230,092			199,602
Total assets	$5,441,513			$4,402,002
Interest-bearing liabilities
Transaction deposits	$413,870	$266	0.26%	$144,020	$477	1.33%
Savings and money market deposits	1,932,723	2,653	0.55	1,559,979	8,955	2.30
Time deposits	1,195,445	5,486	1.85	1,305,244	8,065	2.48
Total interest-bearing deposits	3,542,038	8,405	0.95	3,009,243	17,497	2.33
FHLB and short-term borrowings	496,556	1,668	1.35	371,624	1,784	1.93
Trust preferred securities, net of fair value adjustments	933	24	10.61	895	37	16.79
Non-interest-bearing deposits	745,864	—	—	513,320	—	—
Cost of funds	4,785,391	$10,097	0.85%	3,895,082	$19,318	1.99%
Other liabilities	44,656			20,040
Stockholders’ equity	611,466			486,880
Total liabilities and stockholders’ equity	$5,441,513			$4,402,002
Net interest income(1)		$41,842			$35,487
Net interest spread(1)			3.11%			3.19%
Net interest margin(1)			3.19%			3.35%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $38 million and $50 million as of June 30, 2020 and 2019, respectively.
(3) Loan interest income includes loan fees of $4 million and $2 million for the three months ended June 30, 2020 and 2019, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

	Six Months Ended
	June 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$299,456	$3,692	2.48%	$333,879	$5,184	3.13%
Securities - tax-exempt(1)	444,948	7,952	3.59	371,538	7,080	3.84
Federal funds sold	2,057	18	1.74	19,934	256	2.59
Interest-bearing deposits in other banks	172,294	518	0.60	116,171	1,226	2.13
Gross loans, net of unearned income(2)(3)	4,132,279	94,662	4.61	3,287,935	92,992	5.70
Total interest-earning assets(1)	5,051,034	$106,842	4.25%	4,129,457	$106,738	5.21%
Allowance for loan losses	(59,267)			(40,314)
Other non-interest-earning assets	218,043			196,625
Total assets	$5,209,810			$4,285,768
Interest-bearing liabilities
Transaction deposits	$377,883	$1,131	0.60%	$124,125	$753	1.22%
Savings and money market deposits	1,909,881	9,388	0.99	1,551,996	17,773	2.31
Time deposits	1,180,704	12,158	2.07	1,235,317	14,892	2.43
Total interest-bearing deposits	3,468,468	22,677	1.31	2,911,438	33,418	2.31
FHLB and short-term borrowings	444,141	3,342	1.51	377,338	3,537	1.89
Trust preferred securities, net of fair value adjustments	928	58	12.64	890	75	17.10
Non-interest-bearing deposits	643,659	—	—	495,377	—	—
Cost of funds	4,557,196	$26,077	1.15%	3,785,043	$37,030	1.97%
Other liabilities	40,406			19,169
Stockholders’ equity	612,208			481,556
Total liabilities and stockholders’ equity	$5,209,810			$4,285,768
Net interest income(1)		$80,765			$69,708
Net interest spread(1)			3.10%			3.24%
Net interest margin(1)			3.22%			3.40%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $38 million and $50 million as of June 30, 2020 and 2019, respectively.
(3) Loan interest income includes loan fees of $6 million and $4 million for the six months ended June 30, 2020 and 2019, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Changes in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to: (i) changes in volume (change in volume times old rate); (ii) changes in rates (change in rate times old volume); and (iii) changes in rate/volume (change in rate times the change in volume).

	Three Months Ended			Six Months Ended
	June 30, 2020 over 2019			June 30, 2020 over 2019
	Average Volume	Yield/Rate	Net Change(2)	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$(373)	$(612)	$(985)	$(495)	$(997)	$(1,492)
Securities - tax-exempt(1)	572	(156)	416	1,351	(479)	872
Federal funds sold	(48)	(48)	(96)	(174)	(64)	(238)
Interest-bearing deposits in other banks	236	(771)	(535)	426	(1,134)	(708)
Gross loans, net of unearned income	11,615	(13,281)	(1,666)	21,387	(19,717)	1,670
Total interest income(1)	12,002	(14,868)	(2,866)	22,495	(22,391)	104
Interest Expense
Transaction deposits	389	(600)	(211)	916	(538)	378
Savings and money market deposits	1,738	(8,040)	(6,302)	3,447	(11,832)	(8,385)
Time deposits	(641)	(1,938)	(2,579)	(628)	(2,106)	(2,734)
Total interest-bearing deposits	1,486	(10,578)	(9,092)	3,735	(14,476)	(10,741)
FHLB and short-term borrowings	505	(621)	(116)	576	(771)	(195)
Trust preferred securities, net of fair value adjustments	1	(14)	(13)	3	(20)	(17)
Total interest expense	1,992	(11,213)	(9,221)	4,314	(15,267)	(10,953)
Net interest income(1)	$10,010	$(3,655)	$6,355	$18,181	$(7,124)	$11,057

(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Three months ended June 30, 2020 over 2019
For the three months ended June 30, 2020, net interest income increased $6 million or 18% from the same period in the prior year. Net interest income improved as a result of a $1 billion or 24% increase in average interest-earning assets partially offset by a 16 basis point decline in our net interest margin (“NIM”).
For the three months ended June 30, 2020, NIM was 3.19% compared to 3.35% for the same period in 2019. The lower margin was attributable to a declining interest rate environment. Over the last 12-months, Federal Open Market Committee (“FOMC”) reduced the federal funds rate and resulted in NIM compression as interest-bearing deposits repriced slower than our loan portfolio. The gross loans margin decreased 138 basis points from 5.66% for the three months ended June 30, 2019 to 4.28% for the same period in 2020 while the Company’s cost of funds declined 114 basis points from 1.99% for the three months ended June 30, 2019 to 0.85% for the same period in 2020. During the three months ended June 30, 2020, the Company shortened the duration of FHLB borrowings and adjusted variable rate deposit accounts to help offset declining variable rates on loans. Changes in the yield and rate of interest-earning assets and interest-bearing liabilities decreased net interest income for the three months ended June 30, 2020 by $4 million from the same period in 2019.
Average volume for the three months ended June 30, 2020 compared to the same period in 2019 improved net interest income by $10 million. The increase in average interest-earning assets for the three months ended June 30, 2020 were driven by a $959 million or 28% increase in average loans compared to the same period in 2019. The growth in loans for the three months ended June 30, 2020 was primarily supported by a $533 million or 18% increase in interest-bearing deposits and a $233 million or 45% increase in non-interest-

bearing deposits compared to the same period in 2019. The Company anticipates NIM to decline slightly during the last two quarters of 2020 as rate reductions for interest-bearing deposits partially offset continued rate declines in the loan and investment portfolio.

Six months ended June 30, 2020 over 2019
For the six months ended June 30, 2020, net interest income increased $11 million or 16% from the same period in 2019. Net interest income improved as a result of a $922 million or 22% increase in average interest-earning assets, offset by an 18 basis point reduction in NIM due to the declining interest rate environment that repriced our interest-earning assets faster than liabilities.
For the six months ended June 30, 2020, NIM was 3.22% compared to 3.40% for the same period in 2019. The loan yield for the six months ended June 30, 2019 declined 109 basis points compared to the same period in 2019, which was driven by the federal funds rate decline and market competition that decreased interest income by $22 million between these periods. To offset the decline in loan yields, the Company focused on reducing its cost of funds, which decreased 82 basis points for the six months ended June 30, 2020 compared to the same period in 2019. The cost of funds improved primarily from declines in money market and saving account rates, which adjust quicker than time deposit rates for the six months ended June 30, 2020 benefited from a $148 million increase in average non-interest bearing deposits compared to the same period in 2019. Overall, the cost of funds reduced interest expense by $15 million.
The year-to-date increase in average loans improved interest income by $21 million, while the offsetting increase in deposits and other borrowings increased interest expense by $4 million. The declining rate environment negatively impacted our net interest income by $7 million as loan repricing declined at a faster pace than the funding sources.
Impact of Transition Away from LIBOR
The Company has loans, derivative contracts, and other financial instruments that directly or indirectly depend on LIBOR to establish an interest rate and/or value. This included more than $1 billion in loans tied to LIBOR as of June 30, 2020. LIBOR is expected to cease on December 31, 2021. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, loans, securities, and derivatives indexed to LIBOR that mature after December 31, 2021 may be impacted. As a result, the Company established an internal committee to evaluate potential substitutions and the related financial impact to the Company.

Provision for Loan Losses
The provision for loan losses was as follows for the periods shown:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Provision for loan losses	$21,000	$2,850	$18,150	637%	$34,950	$5,700	$29,250	513%
The allowance for loan losses as of June 30, 2020 was $71 million compared to $43 million as of June 30, 2019. The increase of $28 million or 66% was primarily due to grade migration in the first half of 2020, a $584 million increase in gross loans, excluding PPP loans, from June 30, 2019 to June 30, 2020, and adjustments to the qualitative and quantitative factors used in the ALLL. The allowance as a percentage of loans was 1.61% at June 30, 2020 compared to 1.24% at June 30, 2019. For additional detail regarding the change to the ALLL, refer to the Allowance for Loan Losses section below.

Non-Interest Income
The components of non-interest income were as follows for the periods shown:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Service charges and fees on customer accounts	$647	$211	$436	207%	$1,155	$369	$786	213%
Gain on sale of available-for-sale debt securities	320	406	(86)	(21)	713	433	280	65
Impairment of premises and equipment held-for-sale	—	(424)	424	(100)	—	(424)	424	(100)
Gain on sale of loans	—	79	(79)	(100)	—	158	(158)	(100)
Income from bank-owned life insurance	453	473	(20)	(4)	909	940	(31)	(3)
Swap fee income (loss), net	(32)	159	(191)	(120)	(41)	536	(577)	(108)
ATM and credit card interchange income	896	459	437	95	1,381	836	545	65
Other non-interest income	350	309	41	13	612	469	143	30
Total non-interest income	$2,634	$1,672	$962	58%	$4,729	$3,317	$1,412	43%
The changes in non-interest income were driven by the following:
Service Charges and Fees on Customer Accounts
This category includes a rebate program that attracted additional funding for the Bank and account analysis fees that continue to grow with our customer base, including their outstanding balances. The increase for both the three and six month periods ended June 30, 2020 compared to the same corresponding periods in 2019 was driven by customer growth that resulted in increased analysis fees and reduction in the costs associated with the rebate program.
Gain on Sale of Available-for-Sale Securities
The Company sold $19 million and $60 million of securities for the six-month periods ended June 30, 2020 and 2019, respectively. The $280 thousand increase in the gain was primarily due to the declining rate environment, which increased the value of the Company’s securities sold in 2020 compared to the same period in 2019. The 2020 sales were a strategic decision by management to capitalize on attractive market conditions and improve credit quality. For the three-months ended June 30, 2020, gains on sales of securities were lower than in the same period in 2019 primarily from the sale of $15 million in securities during the three-months ended June 30, 2020 compared to $57 million during the same period in 2019.
Impairment of Premises and Equipment Held-for-Sale:
The Company sold a support building during the second quarter of 2019 as our service and support members moved to our new corporate headquarters.
Swap Fee Income, Net
Swap fee income, net includes both swap fees from the execution of new swaps and the credit valuation adjustment (“CVA”). The decline in swap fee income for both the three and six month periods ended June 30, 2020 compared to the same corresponding periods in 2019 was driven by management’s loan and pricing strategy and lower loan originations, excluding PPP loans, as a result of the COVID-19 pandemic.
ATM and Credit Card Interchange Income
The increase in ATM and credit card interchange income for the three and six month periods ended June 30, 2020 compared to the same corresponding periods in 2019 was primarily the result of customers that mobilized their workforce as a result of the COVID-19 pandemic. The Company anticipates the credit card activity will decline slightly in connection with a decline in COVID-19 cases.

Non-Interest Expense
The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Salary and employee benefits	$14,004	$14,450	$(446)	(3)%	$28,394	$29,040	(646)	(2)%
Occupancy	2,045	2,062	(17)	(1)	4,130	4,221	(91)	(2)
Professional fees	1,295	714	581	81	1,966	1,496	470	31
Deposit insurance premiums	1,039	881	158	18	2,055	1,718	337	20
Data processing	721	625	96	15	1,413	1,219	194	16
Advertising	223	477	(254)	(53)	723	1,190	(467)	(39)
Software and communication	937	828	109	13	1,813	1,507	306	20
Foreclosed assets, net	1,135	19	1,116	5,874	1,154	25	1,129	4,516
Goodwill impairment	7,397	—	7,397	—	7,397	—	7,397	—
Other non-interest expense	2,214	1,904	310	16	4,188	4,175	13	—
Total non-interest expense	$31,010	$21,960	$9,050	41%	$53,233	$44,591	$8,642	19%
The changes in non-interest expenses were driven by the following:
Salary and Employee Benefits
Salary and employee benefit costs declined for both the three and six month periods ended June 30, 2020 compared to the same corresponding periods in 2019 primarily due to lower incentive compensation expenses, as a result of lower earnings in the first half of 2020. The reduction in incentive compensation was partially offset in both periods of 2020 by a slight increase in employees.
As a result of the COVID-19 pandemic, the Company suspended hiring for the majority of available positions during the three months ended June 30, 2020. As a result, the Company anticipates salary costs will remain relatively flat during the third quarter.
Professional Fees
Professional fees increased for both the three and six-month periods ended June 30, 2020 compared to the same corresponding periods in 2019 primarily from an increase in legal fees as a result of PPP loans and loan workouts. In addition, the Company incurred fees related to the CEO transition that increased the expense for the three and six-months ended June 30, 2020. The Company’s accounting fees increased in 2020 compared to 2019 due to asset growth and the transition from private to a public company.
Deposit Insurance Premiums
The FDIC uses a risk-based premium system to calculate the quarterly fee. Our premiums increased for both the three and six-month periods ended June 30, 2020 compared to the same corresponding periods in 2019 as a result of our strong asset growth, changes to our loan mix, and capital ratios, all of which increased our quarterly fee.
Advertising
The decline in advertising costs for the three and six-month periods ended June 30, 2020 primarily resulted from the COVID-19 pandemic. In addition, the year-to-date decline resulted from the Company’s rebranding campaign to update the Bank’s image that increased the 2019 expense by approximately $184 thousand.
Foreclosed Assets, Net
The increase in foreclosed assets, net for both the three and six month periods ended June 30, 2020 compared to the same corresponding periods in 2019 primarily resulted from new appraisals on the foreclosed assets resulting in a $1 million valuation adjustment during the quarter ended June 30, 2020.

Goodwill Impairment
The Company performed an interim review for goodwill impairment at June 30, 2020. A quantitative review was performed on the Tulsa market, reporting unit, using a combination of income and market based approaches. The capitalization of earnings, an income approach, used a single period of cash flows, adjusted for growth and a capitalization rate. The market approach used price-to-book multiples of peer banks and included a control premium. The reporting unit’s fair value was less than its book value and resulted in a $7 million impairment.
Income Taxes
Income tax expense (benefit) was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Income tax expense (benefit)	$(863)	$2,297	$(3,160)	(138)%	$(570)	$2,716	$(3,286)	(121)%
Effective tax rate	10.5%	19.6%			14.0%	12.6%
Our income tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, including bank-owned life insurance and tax-exempt municipal securities; state tax credits; and permanent tax differences from goodwill impairment and equity-based compensation.
The $3 million decrease in income tax expense between the six months ended June 30, 2019 compared to the same period in 2020 primarily relates to a $26 million decrease in income before income taxes during 2020, which reduced taxes at the 21% statutory rate by $5 million; offset by a non-deductible goodwill impairment in 2020 and a $1 million state tax credit recorded in the first quarter of 2019. The state tax credit related to our purchase and improvement of our corporate headquarters.
The decrease in income tax expense during the three months ended June 30, 2020 compared to the same period in 2019 was primarily impacted by a $20 million decrease in income before income taxes that reduced taxes at the statutory rate by $4 million during the 2020 period; partially offset by a non-deductible goodwill impairment during the 2020 period. For both comparable periods, the Company continued to benefit from the tax-exempt municipal bond portfolio and bank-owned life insurance.

Analysis of Financial Condition

Balance Sheet Summary
The following table summarizes select components of the Company’s Balance Sheet:

	As of		Change
	June 30, 2020	December 31, 2019	$	%
	(Dollars in thousands)
Total assets	$5,462,254	$4,931,233	$531,021	11%
Cash and cash equivalents	194,371	187,320	7,051	4
Available-for-sale securities	700,083	741,634	(41,551)	(6)
Gross loans, net of unearned income	4,413,224	3,852,244	560,980	15
Total deposits	4,304,143	3,923,759	380,384	10
Federal funds purchased and repurchase agreements	49,881	14,921	34,960	234
Federal Home Loan Bank advances	450,617	358,743	91,874	26
Total stockholders’ equity	$608,092	$601,644	$6,448	1%
Asset growth in the first half of 2020 was driven by increases in the loan portfolio, primarily from the Paycheck Protection Program, commercial real estate and residential real estate loan funding. For additional information about the loan portfolio refer to the loan portfolio segment below.

The increase in loans was funded primarily from an increase in FHLB advances and total deposits that raised the loan to deposit ratio from 98% at December 31, 2019 to 103% at June 30, 2020. The increase in total deposits was driven by a $229 million increase in non-interest bearing deposits primarily from the funding of $369 million of PPP loans, a $140 million increase in transaction deposits and a $91 million increase in money market and savings deposits, partially offset by a $79 million decrease in time deposits. For additional information regarding deposits refer to the deposits and other borrowings segment below.

Securities Portfolio
The investment portfolio is governed by the Company’s investment policy that sets objectives, limits, and liquidity requirements among other items. The investment strategy is generally updated annually in coordination with an independent investment advisor. The portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of the investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity, meet pledging and regulatory capital requirements. The investment portfolio is comprised of government sponsored entity securities and U.S. state and political subdivision securities; limits are set on all securities.
As of June 30, 2020, available-for-sale investments totaled $700 million, a $42 million decrease from December 31, 2019. The investment decline related to faster prepayments and low reinvestment yield options. For additional information, see “Note 3 - Securities” in the Notes to the Unaudited Consolidated Financial Statements.

Loan Portfolio
Loans consisted of the following as of the dates indicated:

	June 30, 2020		December 31, 2019		June 30, 2020 vs. December 31, 2019
	Amount	% of Gross Loans	Amount	% of Gross Loans	$ Increase (Decrease)	% Increase (Decrease)
	(Dollars in thousands)
Commercial	$1,284,919	29%	$1,356,817	35%	$(71,898)	(5)%
Energy	390,346	9	408,573	11	(18,227)	(4)
Commercial real estate	1,141,277	26	1,024,041	27	117,236	11
Construction and land development	661,691	15	628,418	16	33,273	5
Residential real estate	536,270	12	398,695	10	137,575	35
PPP	369,022	8	—	—	369,022	—
Consumer	45,716	1	45,163	1	553	1
Gross loans	4,429,241	100%	3,861,707	100%	567,534	15
Less: Allowance for loan losses	71,185		56,896		14,289	25
Less: Net deferred loan fees and costs	16,017		9,463		6,554	69
Net loans	$4,342,039		$3,795,348		$546,691	14%
PPP
The Company funded PPP loans in the second quarter of 2020 as a result of the COVID-19 pandemic, representing 65% of the net loan growth from December 31, 2019. The loans are guaranteed by the SBA, earn interest at 1.00%, and include a fee.
Residential Real Estate
Growth was from developing relationships with key residential and multifamily real estate developers in our markets. The increase included new loan funding of approximately $63 million with the remaining growth coming from existing loan relationships.
Commercial Real Estate
Growth was driven by activity in our Dallas and Kansas City markets. Approximately 76% of the portfolio is in Kansas, Missouri, Oklahoma, and Texas. Texas, our largest state concentration, represented approximately 29% of the portfolio as of June 30, 2020. The portfolio remains well diversified with growth in the office space, industrial, and senior living sectors, among others.

Energy
Our energy portfolio declined in amount and as a percentage of our loan portfolio from 11% at December 31, 2019 to 9% at June 30, 2020. The Company expects to see less activity in the energy market due to ongoing uncertainty in the sector and a desire to lower our energy concentration.
Commercial
Declines were the result of increased payoffs that were driven by declines in individual business loans, engineering and construction, vehicle financing, and professional and technical services.

Allowance for Loan Losses (“ALLL”)
The ALLL is an amount required to cover net loan charge-offs plus the amount considered necessary by the Bank’s management to maintain the balance in the allowance at a level adequate to absorb expected loan losses in the existing loan portfolio. The ALLL is evaluated on at least a quarterly basis. We use a loan grading system and portfolio segmentation to group the portfolio. Each group is evaluated and adjusted for changes in historical trends that may impact the segment. The ALLL at June 30, 2020, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date.
COVID-19 Pandemic Uncertainties
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
The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for loan losses as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
	(Dollars in thousands)
Commercial	$26,543	37%	$35,864	63%
Energy	17,372	24	6,565	12
Commercial real estate	16,899	24	8,085	14
Construction and land development	5,019	7	3,516	6
Residential real estate	4,868	7	2,546	4
PPP	—	—	—	—
Consumer	484	1	320	1
Gross loans	$71,185	100%	$56,896	100%
The $9 million or 26% decline in the commercial loan portfolio ALLL allocation was primarily from an $18 million charge-off in the first quarter of 2020 related to a commercial loan that was substantially reserved for at December 31, 2019 and decline in outstanding commercial loans. This decline was partially offset by grade migration and changes in substandard loans that are discussed in detail below.
The $11 million or 165% increase in the energy ALLL allocation was impacted by grade migration and modified criteria for impaired loans. The $9 million or 109% increase in the commercial real estate loan portfolio ALLL allocation was driven by grade migration and modified criteria for impaired loans that are discussed below.
Activity in the allowance for loan losses is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$51,458	$40,001	$56,896	$37,826
Provision for loan losses	21,000	2,850	34,950	5,700
Charge-offs:
Commercial	(87)	—	(18,165)	(1,254)
Energy	(1,000)	—	(2,278)	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Residential real estate	(189)	—	(189)	—
PPP	—	—	—	—
Consumer	—	(1)	(104)	(11)
Total charge-offs	(1,276)	(1)	(20,736)	(1,265)
Recoveries:
Commercial	2	1	73	14
Energy	—	—	—	576
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Residential real estate	—	—	—	—
PPP	—	—	—	—
Consumer	1	1	2	1
Total recoveries	3	2	75	591
Net (charge-offs) recoveries	(1,273)	1	(20,661)	(674)
Balance at end of period	$71,185	$42,852	$71,185	$42,852
Allowance for loan losses to total loans	1.61%	1.24%	1.61%	1.24%
Allowance for loan losses to nonperforming loans	188.6	85.2	188.6	85.2
Net charge-offs to average loans(1)	0.12%	—%	1.01%	0.04%
(1) Interim periods annualized
Our ALLL as of June 30, 2020 increased $28 million or 66% from June 30, 2019 and increased $14 million or 25% from December 31, 2019. A breakdown of the reasons for the change in the ALLL is provided below:
Charge-offs and Recoveries:
For the quarter ended June 30, 2020, the Company charged-off one energy loan that was classified for several years and accounted for the majority of net charge-offs. During the quarter ended March 31, 2020, net charge-offs included an $18 million charge-off related to a previously disclosed non-performing, commercial loan. The commercial loan had a specific reserve associated with it as of December 31, 2019, resulting in a limited impact to the first quarter 2020 provision. In addition, the Company charged off $1 million related to one oil exploration and production credit.
For the six-months ended June 30, 2019, net charge-offs primarily related to one commercial loan relationship.
Substandard, Accruing Loans:
Prior to the quarter ended June 30, 2020, loans risk rated substandard or lower were considered impaired and evaluated on an individual basis. As of June 30, 2020, loans risk rated substandard and on accrual were evaluated collectively. The new approach provided a better estimate of potential losses inherent in the substandard portfolio. Substandard, accruing loans totaled $200 million at June 30, 2020.

Grade Migration:
The Company downgraded $777 million of loans between December 31, 2019 and June 30, 2020, including $731 million in the second quarter of 2020, representing 17% of the loan portfolio. Downgrades primarily resulted from the COVID-19 pandemic, lower economic activity, and lower oil and gas prices. Loan categories significantly impacted by downgrades are discussed below.
Energy:
The increase in supply realized during the first quarter and decrease in demand for oil and natural gas created by the COVID-19 pandemic placed considerable pricing volatility and uncertainty in the market during the first quarter of 2020. As a result, a qualitative adjustment was made on the energy portfolio that increased the ALLL by $2 million from December 31, 2019 to March 31, 2020. The Company monitored borrowers’ reactions to the lower oil and gas prices during the second quarter of 2020. As a result, $239 million of energy loans were downgraded, including $85 million downgraded to substandard and accruing in the second quarter of 2020. The downgrades increased the ALLL by approximately $9 million during the second quarter of 2020. The downgrades were partially offset by removing energy’s qualitative factor added in the first quarter of 2020.
Depressed prices may continue to strain our customers’ cash flows, lower their liquidity, and decrease property values that could continue to create negative grade migration over the next several quarters. The length of the COVID-19 pandemic disruption and the pace of economic recovery will determine the severity of the grade migration and potential loss within the energy portfolio.
Commercial Real Estate (“CRE”):
The decline in economic activity in the first half of 2020 impacted our CRE borrowers. During the second quarter of 2020, the Company downgraded $300 million of commercial real estate loans, including $240 million downgraded to watch, within our pass rated loan category, and $22 million downgraded to substandard and accruing. The downgrades increased the ALLL by approximately $4 million during the second quarter of 2020. The remaining increase in the ALLL during the second quarter of 2020 was primarily the result of changes in impaired loan reserves and increases in quantitative and qualitative factors on pass-rated loans.
Commercial:
The decline in economic activity in the first half of 2020 significantly impacted supply and demand for products and services in the commercial portfolio. As a result, $35 million of commercial loans were downgraded in the first quarter of 2020. $170 million of loans were downgraded in the second quarter of 2020, including $41 million of loans listed as substandard and accruing. The downgrades increased the ALLL by approximately $3 million from December 31, 2019 to June 30, 2020. In addition, substandard, accruing loans evaluated on an individual basis at March 31, 2020 that were evaluated collectively at June 30, 2020, increased the ALLL by $3 million.
Impaired Loans and Other Factors:
For the six months ended June 30, 2020, the impaired loan portfolio increased the ALLL by $2 million after taking out the impact of the charge-offs mentioned above. For the six months ended June 30, 2020, changes in qualitative and quantitative rates on pass rated loans increased the ALLL by $5 million due to declines in economic activity and the COVID-19 pandemic.

Nonperforming Assets and Other Asset Quality Metrics
Nonperforming assets include:
i.Nonperforming loans - includes non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings (“TDRs”) that are not performing in accordance with their modified terms;
ii.Foreclosed assets held for sale;
iii.Repossessed assets; and
iv.Impaired securities.

The table below summarizes our nonperforming assets and related ratios as of the dates indicated:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Nonaccrual loans	$37,534	$26,255	$39,675	$43,626	$50,044
Loans past due 90 days or more and still accruing	220	—	4,591	642	238
Total nonperforming loans	37,754	26,255	44,266	44,268	50,282
Foreclosed assets held for sale	2,502	3,619	3,619	2,471	2,471
Total nonperforming assets	$40,256	$29,874	$47,885	$46,739	$52,753
Nonperforming assets to total assets	0.74%	0.59%	0.97%	1.00%	1.18%
Nonperforming loans to total loans	0.86%	0.66%	1.15%	1.22%	1.45%
Our nonaccrual loans increased $11 million during the second quarter of 2020 primarily from energy loans that did not meet the criteria to be modified under the CARES Act. Our nonperforming assets at June 30, 2020 decreased by $12 million, as compared to June 30, 2019 primarily related to an $18 million charge-off on a commercial loan that occurred in the first quarter of 2020.
Other asset quality metrics management reviews include loans past due 30 - 89 days and classified loans. The Company defines classified loans as loans categorized as substandard - performing, substandard - nonperforming, doubtful, or loss. The definitions of substandard, doubtful and loss are provided in “Note 4 - Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements. The following table summarizes our loans past due 30 - 89 days, classified assets and related ratios as of the dates indicated:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$14,205	$12,934	$6,292	$61,941	$15,967
60 - 89 days past due	20,676	6,604	530	2,785	7,640
Total 30 - 89 days past due	$34,881	$19,538	$6,822	$64,726	$23,607
Loans 30 - 89 days past due / gross loans	0.79%	0.49%	0.18%	1.78%	0.68%
Classified Loans
Substandard - performing	$199,595	$80,876	$47,221	$41,546	$38,260
Substandard - nonperforming	29,030	19,555	34,192	37,990	40,930
Doubtful	8,504	4,088	5,483	5,637	9,115
Loss	—	—	—	—	—
Total classified loans	237,129	104,519	86,896	85,173	88,305
Foreclosed assets held for sale	2,502	3,619	3,619	2,471	2,471
Total classified assets	$239,631	$108,138	$90,515	$87,644	$90,776
Classified loans / (total capital + ALLL)	34.9%	15.8%	13.2%	13.2%	16.3%
Classified assets / (total capital + ALLL)	35.3%	16.3%	13.7%	13.6%	16.7%
During the quarter ended June 30, 2020, past due loans between 30 to 89 days increased $15 million primarily driven by energy loans that were impacted by lower oil and gas prices during the first half of 2020. During the quarter ended March 31, 2020 the Company experienced a $13 million increase in loans past due 30 to 89 days. The increase was primarily driven by two energy loans totaling $6 million that were impacted by lower oil and gas prices and a $3 million commercial real estate loan.
The Company's classified assets as of June 30, 2020 increased $149 million or 165% since December 31, 2019. The increase was due to current economic conditions, including lower oil and gas prices that led to a $101 million increase in substandard energy loans and reduced economic activity that increased commercial substandard loans by $14 million.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms and may result in disclosure as an impaired loan next quarter. At June 30, 2020, the Company had approximately $56 million of potential problem loans that were either criticized or a performing, substandard loan, The Company monitors these loans through communication with the borrower(s) and regular performance reviews. Although these loans are generally identified as potential problem loans, they may never become nonperforming.

Deposits and Other Borrowings
Deposits and other borrowings are used to support our asset growth. Our asset growth requires us to place a greater emphasis on both interest and non-interest-bearing deposits. Other borrowings supplement our core deposit strategy.
At June 30, 2020, our deposits totaled $4 billion, an increase of $380 million or 10% from December 31, 2019. Of this increase, $229 million came in the form of noninterest-bearing deposits driven by $369 million of PPP loans issued during the second quarter of 2020. In addition, customers transitioned from time deposits to savings and interest checking deposits due to the declining interest rate environment that resulted in a $79 million decline in time deposits and a $231 million increase in money market, NOW, and savings deposits.
Other borrowings include repurchase agreements, fed funds purchased, FHLB advances, and our trust preferred security. At June 30, 2020, other borrowings totaled $501 million, a $127 million or 34% increase from December 31, 2019 and a $136 million increase from June 30, 2019. The increase was the result of asset growth and attractive short-term rates on FHLB advances.

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
Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third party sources. Our on-balance sheet and off-balance sheet liquidity resources consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Total on-balance sheet liquidity	$839,821	$888,080
Total off-balance sheet liquidity	571,252	524,332
Total liquidity	$1,411,073	$1,412,412
On-balance sheet liquidity as a percent of assets	15%	18%
Total liquidity as a percent of assets	26%	29%

Contractual Obligations
The following table presents our significant contractual cash obligations to third parties, debt and lease agreements and service obligations as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Payments Due by Period
	Less than 1 Year	1 to 2 Years	2 to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Time deposits	$932,443	$97,992	$129,940	$166	$1,160,541
Fed funds purchased & repurchase agreements	49,881	—	—	—	49,881
FHLB advances and line of credit	163,000	21,500	51,117	215,000	450,617
Trust preferred security	—	—	—	2,500	2,500
Operating leases	1,638	1,588	4,370	5,525	13,121
Total	$1,146,962	$121,080	$185,427	$223,191	$1,676,660

	December 31, 2019
	Payments Due by Period
	Less than 1 Year	1 to 2 Years	2 to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Time deposits	$925,239	$152,979	$161,528	$—	$1,239,746
Fed funds purchased & repurchase agreements	14,921	—	—	—	14,921
FHLB advances and line of credit	45,000	51,500	56,143	206,100	358,743
Trust preferred security	—	—	—	2,500	2,500
Operating leases	1,796	1,572	4,528	6,162	14,058
Total	$986,956	$206,051	$222,199	$214,762	$1,629,968

Capital Resources and Off-Balance Sheet Arrangements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject. For additional information, see “Note 9 - Regulatory Matters” in the notes to unaudited consolidated financial statements.
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

The following is a summary of our off-balance sheet commitments as of the dates presented:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to fund commercial loans	$592,051	$602,456
Other loan commitments	812,386	884,069
Standby letters of credit	38,342	39,035
Lease agreements	17,205	20,935
Total	$1,459,984	$1,546,495

Critical Accounting Policies
The Company identified several accounting policies that are critical to an understanding of our financial condition and results of operations. In addition, these policies require difficult, subjective or complex judgments and assumptions that create potential sensitivity of our financial statements to those judgments and assumptions. These policies relate to the allowance for loan and lease losses, investment securities impairment, deferred tax assets, and the fair value of financial instruments. A discussion of these policies can be found in the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Form 10-K.
During the first quarter of 2020, the Company adopted ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplified the methodology to calculate goodwill impairment by removing a second step required under the old method to determine if goodwill was impaired. The Company believed the updated methodology significantly reduced the complexity to calculate goodwill impairment during the second quarter of 2020 when goodwill was fully impaired.
The CARES Act allows financial institutions to elect not to consider whether loan modifications relating to the COVID-19 pandemic that they make between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to the COVID-19 pandemic ends are TDRs that would require additional disclosures. The relief can be applied to modifications of loans to borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to apply the guidance during the first quarter of 2020. The review of loans that meet the criteria is overseen by the Office of the Chief Credit Officer.
Besides the accounting policy changes mentioned above, there have been no additional changes in the Company’s application of critical accounting policies since December 31, 2019.
Recent Accounting Pronouncements
The Company provided the following updates to recent accounting pronouncements since December 31, 2019. For additional information on accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies. A complete list of recent, applicable accounting pronouncements was provided in the Company’s 2019 form 10-K.
ASU 2016-13, Financial Instruments - Credit Losses - The Company established a committee of individuals from applicable departments to oversee the implementation process. The committee chose a third-party software solution and in the third quarter of 2019, the Company completed the software implementation phase of the transition. The software implementation phase included data capture and portfolio segmentation amongst other items. During the first quarter of 2020, the Company adjusted the underlying assumptions in the model. The Company continued quarterly parallel runs to determine the appropriateness of the factors used and the potential impact on the ALLL. At this time an estimate of the impact to the Company’s financial statements is not known, but the impact could be significantly affected by the composition, characteristics and quality of the underlying loan portfolio at the time of adoption.
ASU 2016-02, Leases (Topic 842) - The Company plans to apply the update as of the beginning of the period of adoption and is not planning to restate comparative periods. The Company expects to elect certain optional practical expedients. The Company gathered all potential lease and embedded lease agreements and is evaluating the applicability and impact to the financial statements. Current operating leases relate primarily to four branch locations and one future lease obligation. Based on these current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on our balance sheet, with an immaterial impact on the income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company’s lease portfolio as of the adoption date.

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
Non-GAAP Core Operating Income (Loss):
We calculate “non-GAAP core operating income (loss)” as net income (loss) adjusted to remove non-recurring or non-core income and expense items related to:
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
•Goodwill impairment - We performed an interim review of goodwill as of June 30, 2020. The book value of goodwill exceeded its fair market value and resulted in a full $7 million impairment.
The most directly comparable GAAP financial measure for non-GAAP core operating income (loss) is net income.
Non-GAAP Core Operating Return on Average Assets:
We calculate “non-GAAP core operating return on average assets” as non-GAAP core operating income (as defined above) divided by average assets. The most directly comparable GAAP financial measure is return on average assets, which is calculated as net income divided by average assets.
Non-GAAP Core Operating Return on Average Common Equity:
We calculate “non-GAAP core operating return on average common equity” as non-GAAP core operating income (loss) (defined above) less preferred dividends divided by average common equity. The most directly comparable GAAP financial measure is return on average common equity, which is calculated as net income (loss) less preferred dividends divided by average common equity.
Non-GAAP Core Operating Efficiency Ratio - Fully Tax Equivalent:
We calculate “non-GAAP core operating efficiency ratio - fully tax equivalent” as non-interest expense adjusted to remove non-recurring non-interest expenses as defined under non-GAAP core operating income (loss) divided by net interest income on a fully tax-equivalent basis plus non-interest income adjusted to remove non-recurring non-interest income or expense items as defined under non-GAAP core operating income (loss). The most directly comparable GAAP financial measure is the efficiency ratio.
Management believes that non-GAAP core operating income (loss), non-GAAP core operating return on average assets, non-GAAP core operating return on average common equity and non-GAAP core operating efficiency ratio -fully tax equivalent remove events that are not recurring or not part of core business activities and are useful analytical tools for investors to compare periods excluding these non-recurring or non-core income and charges.

The following table reconciles, as of the dates set forth below, net income to non-GAAP core operating income, non-GAAP core operating return on average assets, non-GAAP core operating return on average equity and non-GAAP core operating efficiency ratio:

	Three Months Ended					Six Months Ended
	June	March	December	September	June	June	June
	30,	31,	31,	30,	30,	30,	30,
	2020	2020	2019	2019	2019	2020	2019
	(Dollars in thousands)
Non-GAAP core operating income (loss):
Net income (loss)	$(7,356)	3,857	(700)	10,384	9,439	$(3,499)	$18,789
Add: fixed asset impairments	—	—	—	—	424	—	424
Less: tax effect(1)	—	—	—	—	109	—	109
Fixed asset impairments, net of tax	—	—	—	—	315	—	315
Add: Goodwill impairment(2)	7,397	—	—	—	—	7,397	—
Add: state tax credit(2)	—	—	—	—	—	—	(1,361)
Non-GAAP core operating income (loss)	$41	$3,857	$(700)	$10,384	$9,754	$3,898	$17,743
(1) Represents the tax impact of the adjustments above at a tax rate of 25.73%.
(2) No tax effect.

	Three Months Ended					Six Months Ended
	June	March	December	September	June
	30,	31,	31,	30,	30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
	(Dollars in thousands)
Non-GAAP core operating return on average assets:
Net income (loss)	$(7,356)	$3,857	$(700)	$10,384	$9,439	$(3,499)	$18,789
Non-GAAP core operating income	41	3,857	(700)	10,384	9,754	3,898	17,743
Average assets	$5,441,513	$4,975,531	$4,809,579	$4,610,958	$4,402,002	$5,209,810	$4,285,768
Return on average assets	(0.54)%	0.31%	(0.06)%	0.89%	0.86%	(0.14)%	0.88%
Non-GAAP core operating return on average assets	0.00%	0.31%	(0.06)%	0.89%	0.89%	0.15%	0.83%
Non-GAAP core operating return on average common equity:
Net income (loss)	$(7,356)	$3,857	$(700)	$10,384	$9,439	$(3,499)	$18,789
Non-GAAP core operating income	41	3,857	(700)	10,384	9,754	$3,898	$17,743
Less: preferred dividends	—	—	—	—	—	—	175
Net income (loss) available to common stockholders	(7,356)	3,857	(700)	10,384	9,439	(3,499)	18,614
Non-GAAP core operating income available to common stockholders	41	3,857	(700)	10,384	9,754	3,898	17,568
Average common equity	$611,466	$612,959	$605,960	$543,827	$486,880	$612,208	$476,749
Return on average equity	(4.84)%	2.53%	(0.46)%	7.58%	7.78%	(1.15)%	7.87%
Non-GAAP core operating return on average common equity	0.03%	2.53%	(0.46)%	7.58%	8.04%	1.28%	7.43%

	Three Months Ended					Six Months Ended
	June	March	December	September	June
	30,	31,	31,	30,	30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
	(Dollars in thousands)
Non-GAAP core operating efficiency ratio - fully tax equivalent
Non-interest expense	$31,010	$22,223	$21,885	$21,172	$21,960	$53,233	$44,591
Less: goodwill impairment	7,397	—	—	—	—	7,397	—
Adjusted Non-interest expense (numerator)	23,613	22,223	21,885	21,172	21,960	45,836	44,591
Net interest income	41,157	38,228	37,179	35,786	34,874	79,385	68,479
Tax-equivalent interest income(1)	685	695	670	624	613	1,380	1,229
Non-interest income	2,634	2,095	2,186	3,212	1,672	4,729	3,317
Add: fixed asset impairments	—	—	—	—	424	—	424
Non-GAAP operating revenue (denominator)	$44,476	$41,018	$40,035	$39,622	$37,583	$85,494	$73,449
Efficiency ratio	70.81%	55.11%	55.60%	54.29%	60.09%	63.29%	62.11%
Non-GAAP core operating efficiency ratio - fully tax equivalent	53.09%	54.18%	54.66%	53.43%	58.43%	53.61%	60.71%
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
We calculate “tangible book value per share” as tangible common stockholders’ equity divided by the number of shares of our common stock outstanding at the end of the relevant period. The most directly comparable GAAP financial measure is book value per share.
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible stockholders’ equity and presents tangible book value per share compared to book value per share:

	Period Ended
	June	March	December	September	June
	30,	31,	31,	30,	30,
	2020	2020	2019	2019	2019
	(Dollars in thousands except per share data)
Tangible common stockholders’ equity:
Stockholders’ equity	$608,092	$611,946	$601,644	$602,435	$499,195
Less: goodwill and other intangible assets	247	7,669	7,694	7,720	7,745
Tangible common stockholders’ equity	$607,845	$604,277	$593,950	$594,715	$491,450
Tangible book value per share:
Tangible common stockholders’ equity	$607,845	$604,277	$593,950	$594,715	$491,450
Shares outstanding at end of period	52,167,573	52,098,062	51,969,203	51,969,203	45,367,641
Book value per share	$11.66	$11.75	$11.58	$11.59	$11.00
Tangible book value per share	$11.65	$11.60	$11.43	$11.44	$10.83

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
Our exposure to interest rate risk is managed by the Funds Management Committee (“FMC”) of the Bank’s board of directors in accordance with its policies. The FMC uses a combination of three systems to measure the balance sheet’s interest rate risk position. Because each system serves a different purpose and provides a different perspective, the three systems in combination are expected to provide a better overall result than a single system alone. The three systems include: (i) gap reports; (ii) earnings simulation; and (iii) economic value of equity. The FMC’s primary tools to change the interest rate risk position are: (i) investment portfolio duration; (ii) deposit and borrowing mix; and (iii) on balance sheet derivatives.

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

Hypothetical Change in Interest Rate - Rate Shock
	June 30, 2020		June 30, 2019
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in fair value of equity	Percent change in net interest income	Percent change in fair value of equity
+300	2.9%	(7.5)%	13.4%	(3.7)%
+200	2.2	(3.1)	9.5	(0.1)
+100	1.1	(0.6)	5.3	1.2
Base	—%	—%	—	—
-100	NA(1)	NA(1)	(5.9)	(1.0)
-200	NA(1)	NA(1)	(11.0)%	0.9%
(1) The Company decided to exclude the down rate environment from its analysis for the period ended June 30, 2020 due to the already low interest rate environment.

Hypothetical Change in Interest Rate - Rate Ramp
	June 30, 2020	June 30, 2019
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in net interest income
+300	1.7%	7.5%
+200	1.1	5.2
+100	0.6	2.7
Base	—	—
-100	NA(1)	(3.0)
-200	NA(1)	(5.8)%
(1) The Company decided to exclude the down rate environment from its analysis for the period ended June 30, 2020 due to the already low interest rate environment.
The hypothetical change in net interest income as of June 30, 2020 in an up 100 basis point shock is mainly due to approximately 67% of earning assets repricing or maturing over the next 12 months. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans or loans maturing in one year or less to total loans was 70%. The amount of adjustable loans causes the Company to see an increase in net interest income in a rising rate environment.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors associated with our business previously disclosed in Item 1A - “Risk Factor” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 filed with the SEC on May 14, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1
Articles of Incorporation of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 18, 2019, File No. 333-232704).

3.2
Amendment to Articles of Incorporation of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 18, 2019, File No. 333-232704).

3.3	Bylaws of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 18, 2019, File No. 333-232704).
10.1*†	Employment Agreement with Michael Maddox, dated June 1, 2020
10.2 *†	Employment Agreement with Steve Peterson, dated July 1, 2020
10.3 *†	CrossFirst Bankshares, Inc. Senior Executive Severance Plan
10.4 †
CrossFirst Bankshares, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on July 2, 2020, File No. 333-239636)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formation in Inline XBRL and contained in Exhibit 101)

*  Filed Herewith
** Furnished Herewith
† Indicates a compensatory Plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

August 12, 2020	/s/ David L. O’Toole
David L. O’Toole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)