Form 10-Q
period 2020-09-30
CROSSFIRST BANKSHARES, INC.
filed 2020-11-03
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, the registrant had 52,195,778 shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q for the Quarter Ended September 30, 2020

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
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Such possible events or factors include: risks associated with the current outbreak of the novel coronavirus, or the COVID-19 pandemic, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020, any subsequent Form 10-Q as well as in our other filings with the SEC.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$223,636	$187,320
Available-for-sale securities - taxable	214,735	298,208
Available-for-sale securities - tax-exempt	437,411	443,426
Loans, net of allowance for loan losses of $76,035 and $56,896 at September 30, 2020 and December 31, 2019, respectively	4,401,774	3,795,348
Premises and equipment, net	70,599	70,210
Restricted equity securities	20,923	17,278
Interest receivable	19,003	15,716
Foreclosed assets held for sale	2,349	3,619
Deferred tax asset	15,864	13,782
Goodwill and other intangible assets, net	227	7,694
Bank-owned life insurance	67,063	65,689
Other	32,112	12,943
Total assets	$5,505,696	$4,931,233
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$754,172	$521,826
Savings, NOW and money market	2,597,691	2,162,187
Time	1,140,686	1,239,746
Total deposits	4,492,549	3,923,759
Federal funds purchased and repurchase agreements	13,531	14,921
Federal Home Loan Bank advances	336,100	358,743
Other borrowings	952	921
Interest payable and other liabilities	44,681	31,245
Total liabilities	4,887,813	4,329,589
Stockholders’ equity
Redeemable preferred stock, $0.01 par value, $25.00 liquidation value:
authorized - 5,000,000 shares, issued - 0 shares at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 52,195,778 and 51,969,203 shares at September 30, 2020 and December 31, 2019, respectively	521	520
Additional paid-in capital	522,226	519,870
Retained earnings	69,355	64,803
Accumulated other comprehensive income	25,781	16,451
Total stockholders’ equity	617,883	601,644
Total liabilities and stockholders’ equity	$5,505,696	$4,931,233

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands except per share data)
Interest Income
Loans, including fees	$43,929	$49,327	$138,591	$142,319
Available-for-sale securities - taxable	1,042	1,991	4,174	6,646
Available-for-sale securities - tax-exempt	3,186	2,969	9,758	8,820
Deposits with financial institutions	47	970	583	2,452
Dividends on bank stocks	248	272	808	801
Total interest income	48,452	55,529	153,914	161,038
Interest Expense
Deposits	7,298	18,003	29,975	51,421
Fed funds purchased and repurchase agreements	54	74	162	501
Federal Home Loan Bank Advances	1,749	1,629	4,980	4,739
Other borrowings	24	37	85	112
Total interest expense	9,125	19,743	35,202	56,773
Net Interest Income	39,327	35,786	118,712	104,265
Provision for Loan Losses	10,875	4,850	45,825	10,550
Net Interest Income after Provision for Loan Losses	28,452	30,936	72,887	93,715
Non-Interest Income
Service charges and fees on customer accounts	792	72	1,947	441
Gain on sale of available-for-sale debt securities	1,012	34	1,725	467
Impairment of premises and equipment held for sale	—	—	—	(424)
Gain on sale of loans	—	49	—	207
Income from bank-owned life insurance	464	476	1,373	1,416
Swap fee income, net	121	1,879	80	2,415
ATM and credit card interchange income	1,482	476	2,863	1,312
Other non-interest income	192	226	804	695
Total non-interest income	4,063	3,212	8,792	6,529
Non-Interest Expense
Salaries and employee benefits	14,628	14,256	43,022	43,296
Occupancy	2,144	2,080	6,274	6,301
Professional fees	1,132	427	3,098	1,923
Deposit insurance premiums	1,096	302	3,151	2,020
Data processing	652	649	2,065	1,868
Advertising	147	580	870	1,770
Software and communication	959	900	2,772	2,407
Foreclosed assets, net	20	8	1,174	33
Goodwill impairment	—	—	7,397	—
Other non-interest expense	2,233	1,970	6,421	6,145
Total non-interest expense	23,011	21,172	76,244	65,763
Net Income Before Taxes	9,504	12,976	5,435	34,481
Income tax expense	1,498	2,592	928	5,308
Net Income	$8,006	$10,384	$4,507	$29,173
Basic Earnings Per Share	$0.15	$0.22	$0.09	$0.63
Diluted Earnings Per Share	$0.15	$0.21	$0.09	$0.61

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net Income	$8,006	$10,384	$4,507	$29,173
Other Comprehensive Income
Unrealized gain on available-for-sale debt securities	1,923	5,757	14,073	28,084
Less: income tax	472	1,410	3,440	6,890
Unrealized gain on available-for-sale debt securities, net of income tax	1,451	4,347	10,633	21,194
Reclassification adjustment for realized gains included in income	1,012	34	1,725	467
Less: income tax	248	9	422	115
Less: reclassification adjustment for realized gains included in income, net of income tax	764	25	1,303	352
Other comprehensive income	687	4,322	9,330	20,842
Comprehensive Income	$8,693	$14,706	$13,837	$50,015

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars in thousands)
Balance at June 30, 2019	—	$—	45,367,641	$453	$430,347	$54,816	$13,579	$499,195
Net income	—	—	—	—	—	10,384	—	10,384
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	4,322	4,322
Issuance of shares	—	—	6,600,245	67	87,154	(1)	—	87,220
Issuance of shares from equity-based awards	—	—	1,317	—	(10)	—	—	(10)
Employee receivables from sale of stock	—	—	—	—	1	(1)	—	—
Stock-based compensation	—	—	—	—	1,324	—	—	1,324
Balance at September 30, 2019	—	$—	51,969,203	$520	$518,816	$65,198	$17,901	$602,435

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars in thousands)
Balance at June 30, 2020	—	$—	52,167,573	$521	$521,133	$61,344	$25,094	$608,092
Net income	—	—	—	—	—	8,006	—	8,006
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	687	687
Issuance of shares from equity-based awards	—	—	28,205	—	(115)	—	—	(115)
Employee receivables from sale of stock	—	—	—	—	1	5	—	6
Stock-based compensation	—	—	—	—	1,186	—	—	1,186
Employee stock purchase additions	—	—	—	—	21	—	—	21
Balance at September 30, 2020	—	$—	52,195,778	$521	$522,226	$69,355	$25,781	$617,883

See Notes to Consolidated Financial Statements (unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balance at December 31, 2018	1,200,000	$12	45,074,322	$451	$454,512	$38,371	$(3,010)	$490,336
Net income	—	—	—	—	—	29,173	—	29,173
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	20,842	20,842
Issuance of shares	—	—	6,851,213	68	88,869	—	—	88,937
Issuance of shares from equity-based awards	—	—	53,668	1	(246)	—	—	(245)
Retired shares	(1,200,000)	(12)	(10,000)	—	(30,088)	(55)	—	(30,155)
Preferred dividends declared	—	—	—	—	—	(175)	—	(175)
Employee receivables from sale of stock	—	—	—	—	5	112	—	117
Stock-based compensation	—	—	—	—	3,569	—	—	3,569
Employee stock purchase plan additions	—	—	—	—	36	—	—	36
Adoption of ASU 2016-01	—	—	—	—	—	(69)	69	—
Adoption of ASU 2018-07	—	—	—	—	2,159	(2,159)	—	—
Balance at September 30, 2019	—	$—	51,969,203	$520	$518,816	$65,198	$17,901	$602,435

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars in thousands)
Balance at December 31, 2019	—	$—	51,969,203	$520	$519,870	$64,803	$16,451	$601,644
Net income	—	—	—	—	—	4,507	—	4,507
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	9,330	9,330
Issuance of shares from equity-based awards	—	—	226,575	1	(869)	—	—	(868)
Employee receivables from sale of stock	—	—	—	—	2	45	—	47
Stock-based compensation	—	—	—	—	3,202	—	—	3,202
Employee stock purchase plan additions	—	—	—	—	21	—	—	21
Balance at September 30, 2020	—	$—	52,195,778	$521	$522,226	$69,355	$25,781	$617,883

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in thousands)
Operating Activities
Net income	$4,507	$29,173
Items not requiring (providing) cash
Depreciation and amortization	3,888	4,015
Provision for loan losses	45,825	10,550
Accretion of discounts and amortization of premiums on securities	4,632	4,098
Equity based compensation	3,223	3,606
Foreclosed asset impairment	1,270	—
Deferred income taxes	(5,098)	2,088
Net realized gains on available-for-sale debt securities	(1,725)	(467)
Goodwill impairment	7,397	—
Changes in
Interest receivable	(3,287)	(1,817)
Other assets	(2,845)	(9,837)
Other liabilities	(4,599)	13,261
Net cash provided by operating activities	53,188	54,670
Investing Activities
Net change in loans	(652,251)	(576,897)
Purchases of available-for-sale securities	(35,326)	(157,492)
Proceeds from maturities of available-for-sale securities	102,529	48,658
Proceeds from sale of available-for-sale securities	31,810	63,515
Purchase of premises and equipment	(4,849)	(649)
Proceeds from the sale of fixed assets	121	3,324
Purchase of restricted equity securities, net	(2,839)	(732)
Net cash used in investing activities	(560,805)	(620,273)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts	667,849	237,934
Net increase (decrease) in time deposits	(99,060)	212,077
Net decrease in repurchase agreements and federal funds purchased	(1,390)	(50,596)
Net increase in federal funds sold	—	25,000
Proceeds from Federal Home Loan Bank advances	138,000	45,000
Repayment of Federal Home Loan Bank advances	(160,643)	(50,181)
Retirement of preferred stock	—	(30,000)
Issuance of common shares, net of issuance cost	—	88,782
Acquisition of common stock for tax withholding obligations	(869)	(245)
Net decrease in employee receivables	46	117
Dividends paid on preferred stock	—	(700)
Net cash provided by financing activities	543,933	477,188
Increase (Decrease) in Cash and Cash Equivalents	36,316	(88,415)
Cash and Cash Equivalents, Beginning of Period	187,320	216,541
Cash and Cash Equivalents, End of Period	$223,636	$128,126
Supplemental Cash Flows Information
Interest paid	$37,238	$54,998
Income taxes paid	7,335	1,030
Foreclosed assets in settlement of loans	$—	$2,471

See Notes to Consolidated Financial Statements (unaudited)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 1:Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (the “Company”) is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiaries, CrossFirst Bank (the “Bank”) and CFSA, LLC, which holds cash. In addition, CrossFirst Investments, Inc. (“CFI”) is a wholly-owned subsidiary of the Bank, which holds investments in marketable securities.
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Bank, CFI and CFSA, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted and should be read in conjunction with the Company’s consolidated financial statements, and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020.
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
Use of Estimates
The Company identified accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of the Company’s financial statements to those judgments and assumptions, are critical to an understanding of the Company’s financial condition and results of operations. Actual results could differ from those estimates. In particular, the novel coronavirus (“COVID-19”) pandemic and resulting impacts to economic conditions, as well as, adverse impacts to the Company’s operations may impact future estimates. The Allowance for Loan and Lease Losses, Deferred Tax Asset, and Fair Value of Financial Instruments are particularly susceptible to significant change.
Cash Equivalents
The Company had $176 million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of September 30, 2020. The reserve required at September 30, 2020 was $0.
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
Loans Individually Evaluated for Impairment
Prior to the quarter ended June 30, 2020, loans risk rated substandard or lower were considered impaired and evaluated on an individual basis. As of June 30, 2020 and periods going forward, loans risk rated substandard and on accrual were evaluated collectively. The new approach provided a better estimate of potential losses inherent in the substandard portfolio.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard. As a result, the Company revised its allowance methodology to evaluate substandard, performing loans collectively for impairment as opposed to evaluating these loans individually for impairment. At June 30, 2020, the change in methodology impacted $200 million of performing, substandard loans that were reviewed on a collective basis.
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
Changes Affecting Comparability
Beginning with the quarter ended June 30, 2020, the Company separated the “Foreclosed assets, net” from the “other non-interest expense” category within the Consolidated Statements of Income. The separation was due to an increase in foreclosed asset expenses during 2020. The change had no impact on net income or total stockholders’ equity.
Beginning with the quarter ended June 30, 2020, the Company changed loans individually evaluated for impairment. A discussion regarding this change is provided above under “Loans Individually Evaluated for Impairment” and in “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Notes to the Unaudited Consolidated Financial Statements. The Company separated substandard loans into performing and nonperforming categories that were previously consolidated within the loan footnote disclosures. The change in disclosure did not impact the Company's impaired loan information at December 31, 2019 or ALLL information for the three and nine months ended September 30, 2019 as presented in “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Notes to the Unaudited Consolidated Financial Statements.
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
Emerging Growth Company (“EGC”)
The Company is currently an EGC. An EGC may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among the reductions and reliefs, the Company elected to extend the transition period for complying with new or revised accounting standards affecting public companies. This means that the financial statements the Company files or furnishes, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.

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
The Company had more than $1 billion in loans tied to LIBOR as of September 30, 2020.

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

		(4) Requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.	The amendments in the ASU did not have a material impact on the Company’s tax methodology, processes, or the Company’s financial statements.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework	January 1, 2020	Improves the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information. The amendments modify certain disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement.

Entities are no longer required to disclose transfers between Level 1 and Level 2 of the fair value hierarchy or qualitatively disclose the valuation process for Level 3 fair value measurements. The updated guidance requires disclosure of the changes in unrealized gains and losses for the period included in Other Comprehensive Income for recurring Level 3 fair value measurements. Entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The additional provisions of the guidance should be adopted prospectively. The eliminated requirements should be adopted retrospectively.	The adoption did not have a material impact to the Company’s financial statements.

No transfers between Level 1 and Level 2 occurred in 2019 or 2020 and the Company did not have any recurring Level 3 fair value measurements that created an unrealized gain or loss in Other Comprehensive Income. In addition, the Company previously disclosed the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.
ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020 (Early Adoption)	Eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. An entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.	On the date of adoption there was no impact to the Company’s financial statements.

The Company’s process for evaluating goodwill impairment was modified to align with the elimination of Step 2. In the second quarter of 2020, the Company performed a Step 0 analysis then a Step 1 analysis and determined that goodwill was fully impaired.
The Company provided updates to the following ASUs that have not been adopted. A complete list of recent, applicable accounting pronouncements was provided in the Company’s 2019 Form 10-K:

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13 Financial Instruments-Credit Losses	If the Company maintains its EGC status, the Company is not required to implement this standard until January 2023. The Company will continue to monitor its progress and the requirements related to adoption.	Requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.	The Company established a committee of individuals from applicable departments to oversee the implementation process. The Company completed the third party software implementation phase that included data capture and portfolio segmentation amongst other items.

The Company completed parallel runs in 2019. During the first nine months of 2020, the Company continued to perform parallel runs using 2020 data and continued to recalibrate inputs as necessary. The Company is evaluating the internal control changes that will be necessary to transition to the third-party platform.

At this time, an estimate of the impact cannot be established as the Company continues to evaluate the inputs into the model. The actual impact could be significantly affected by the composition, characteristics, and quality of the underlying loan portfolio at the time of adoption.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02 Leases (Topic 842)	The Company expects to implement this standard on January 1, 2022, unless the Company loses its EGC status during 2021. If EGC status changes, the Company would therefore be required to implement the ASU as of the beginning of 2021.	Requires lessees and lessors to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.

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

The Company’s current operating leases relate primarily to four branch locations. Based on the current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on its balance sheet, with an immaterial impact to its income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date.

Note 2:Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands except per share data)
Earnings per Share
Net income	$8,006	$10,384	$4,507	$29,173
Less: preferred stock dividends	—	—	—	175
Net income available to common stockholders	$8,006	$10,384	$4,507	$28,998
Weighted average common shares	52,136,286	48,351,553	52,104,372	46,239,021
Earnings per share	$0.15	$0.22	$0.09	$0.63
Dilutive Earnings Per Share
Net income available to common stockholders	$8,006	$10,384	$4,507	$28,998
Weighted average common shares	52,136,286	48,351,553	52,104,372	46,239,021
Effect of dilutive shares	423,840	812,996	463,219	842,706
Weighted average dilutive common shares	52,560,126	49,164,549	52,567,591	47,081,727
Diluted earnings per share	$0.15	$0.21	$0.09	$0.61
Stock-based awards not included because to do so would be antidilutive	1,214,433	541,556	1,053,393	507,167

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 3:Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale debt and equity securities consisted of the following:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$122,093	$4,690	$—	$126,783
Collateralized mortgage obligations - GSE residential	71,735	1,271	7	72,999
State and political subdivisions	421,075	28,339	220	449,194
Corporate bonds	860	67	2	925
Total available-for-sale debt securities	615,763	34,367	229	649,901
Equity securities
Mutual funds	2,222	23	—	2,245
Total equity securities	2,222	23	—	2,245
Total available-for-sale securities	$617,985	$34,390	$229	$652,146

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$151,037	$1,668	$193	$152,512
Collateralized mortgage obligations - GSE residential	128,876	625	289	129,212
State and political subdivisions	436,448	19,996	104	456,340
Corporate bonds	1,321	88	—	1,409
Total available-for-sale debt securities	717,682	22,377	586	739,473
Equity securities
Mutual funds	2,190	—	29	2,161
Total equity securities	2,190	—	29	2,161
Total available-for-sale securities	$719,872	$22,377	$615	$741,634

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The amortized cost and fair value of available-for-sale debt securities at September 30, 2020, by contractual maturity, are shown below:

	September 30, 2020
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$55	$199	$121,839	$122,093
Estimated fair value	$—	$58	$213	$126,512	$126,783
Weighted average yield(2)	—%	4.57%	3.91%	2.03%	2.06%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,496	$69,239	$71,735
Estimated fair value	$—	$—	$2,735	$70,264	$72,999
Weighted average yield(2)	—%	—%	2.77%	1.10%	1.16%
State and political subdivisions
Amortized cost	$653	$7,407	$59,992	$353,023	$421,075
Estimated fair value	$654	$7,573	$65,059	$375,908	$449,194
Weighted average yield(2)	8.02%	5.44%	3.52%	3.08%	3.19%
Corporate bonds
Amortized cost	$—	$—	$860	$—	$860
Estimated fair value	$—	$—	$925	$—	$925
Weighted average yield(2)	—%	—%	5.57%	—%	5.57%
Total available-for-sale debt securities
Amortized cost	$653	$7,462	$63,547	$544,101	$615,763
Estimated fair value	$654	$7,631	$68,932	$572,684	$649,901
Weighted average yield(2)	8.02%	5.44%	3.52%	2.59%	2.73%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables show the number of securities, unrealized loss, and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized mortgage obligations - GSE residential	3,178	7	1	—	—	—	3,178	7	1
State and political subdivisions	14,998	220	19	26	—	1	15,024	220	20
Corporate bonds	457	2	1	—	—	—	457	2	1
Total temporarily impaired debt securities	$18,633	$229	21	$26	$—	1	$18,659	$229	22

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-sale debt securities
Mortgage-backed - GSE residential	$7,959	$38	2	$20,396	$155	4	$28,355	$193	6
Collateralized mortgage obligations - GSE residential	48,980	199	7	8,622	90	9	57,602	289	16
State and political subdivisions	21,412	102	11	167	2	2	21,579	104	13
Corporate bonds	530	—	1	—	—	—	530	—	1
Total temporarily impaired debt securities	$78,881	$339	21	$29,185	$247	15	$108,066	$586	36

The Company expects to recover the amortized cost basis over the term of the securities. The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method. Gross gains of $2 million and $506 thousand and gross losses of $60 thousand and $39 thousand resulting from sales of available-for-sale securities were realized for the nine-months ended September 30, 2020 and 2019, respectively. The gross gains as of September 30, 2020, included $75 thousand related to a previously disclosed OTTI municipal security that was settled in 2020.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 4:Loans and Allowance for Loan Losses (“ALLL”)
Categories of loans at September 30, 2020 and December 31, 2019 include:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial	$1,291,572	$1,356,817
Energy	384,181	408,573
Commercial real estate	1,195,631	1,024,041
Construction and land development	587,617	628,418
Residential real estate	618,082	398,695
Paycheck Protection Program (“PPP”)	369,260	—
Consumer	46,771	45,163
Gross loans	4,493,114	3,861,707
Less: Allowance for loan losses	76,035	56,896
Less: Net deferred loan fees and costs	15,305	9,463
Net loans	$4,401,774	$3,795,348
Allowance for Loan Losses
The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the loan balance is not collectible. Subsequent recoveries, if any, are credited to the allowance.
The ALLL is evaluated on a regular basis by management and is based upon management’s periodic review of its ability to collect the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The ALLL consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all loans on accrual and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process and loan categories. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
The Company evaluates the loan risk grading system definitions, portfolio segment definitions, and ALLL methodology on an ongoing basis. Starting with the quarter ended June 30, 2020, the Company distinguished between performing and nonperforming substandard loans, as previously discussed in “Note 1: Nature of Operations and Summary of Significant Accounting Policies”. In addition, the Company separated PPP loans that are 100% guaranteed by the Small Business Administration (“SBA”). No additional changes to loan definitions, segmentation, and ALLL methodology occurred during the third quarter of 2020.

The following tables summarize the activity in the ALLL by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended September 30, 2020
Allowance for loan losses
Beginning balance	$26,543	$17,372	$16,899	$5,019	$4,868	$—	$484	$71,185
Provision charged to expense	7,439	2,168	908	(530)	882	—	8	10,875
Charge-offs	(5,781)	—	—	—	(256)	—	—	(6,037)
Recoveries	2	—	—	—	—	—	10	12
Ending balance	$28,203	$19,540	$17,807	$4,489	$5,494	$—	$502	$76,035

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended September 30, 2019
Allowance for loan losses
Beginning balance	$22,975	$7,300	$7,533	$2,602	$2,138	$—	$304	$42,852
Provision charged to expense	3,535	1,077	(249)	414	82	—	(9)	4,850
Charge-offs	(1,700)	(3,000)	—	—	—	—	(8)	(4,708)
Recoveries	1	—	—	—	—	—	—	1
Ending balance	$24,811	$5,377	$7,284	$3,016	$2,220	$—	$287	$42,995

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Nine months ended September 30, 2020
Allowance for loan losses
Beginning balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Provision charged to expense	16,210	15,253	9,722	973	3,393	—	274	45,825
Charge-offs	(23,946)	(2,278)	—	—	(445)	—	(104)	(26,773)
Recoveries	75	—	—	—	—	—	12	87
Ending balance	$28,203	$19,540	$17,807	$4,489	$5,494	$—	$502	$76,035

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$16,584	$10,262	$6,755	$2,475	$1,464	$—	$286	$37,826
Provision charged to expense	11,166	(2,461)	529	541	756	—	$19	10,550
Charge-offs	(2,954)	(3,000)	—	—	—	—	(19)	(5,973)
Recoveries	15	576	—	—	—	—	1	592
Ending balance	$24,811	$5,377	$7,284	$3,016	$2,220	$—	$287	$42,995

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
September 30, 2020
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$2,432	$2,540	$1,525	$—	$—	$—	$—	$6,497
Collectively evaluated for impairment	$25,771	$17,000	$16,282	$4,489	$5,494	$—	$502	$69,538
Ending balance	$28,203	$19,540	$17,807	$4,489	$5,494	$—	$502	$76,035
Allocated to loans:
Individually evaluated for impairment	$38,589	$21,318	$17,035	$—	$6,406	$—	$246	$83,594
Collectively evaluated for impairment	$1,252,983	$362,863	$1,178,596	$587,617	$611,676	$369,260	$46,525	$4,409,520
Ending balance	$1,291,572	$384,181	$1,195,631	$587,617	$618,082	$369,260	$46,771	$4,493,114

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
December 31, 2019
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$19,942	$1,949	$210	$—	$197	$—	$—	$22,298
Collectively evaluated for impairment	$15,922	$4,616	$7,875	$3,516	$2,349	$—	$320	$34,598
Ending balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Allocated to loans:
Individually evaluated for impairment	$70,876	9,744	$10,492	$—	$2,388	$—	$—	$93,500
Collectively evaluated for impairment	$1,285,941	$398,829	$1,013,549	$628,418	$396,307	$—	$45,163	$3,768,207
Ending balance	$1,356,817	$408,573	$1,024,041	$628,418	$398,695	$—	$45,163	$3,861,707

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Credit Risk Profile
The Company analyzes its loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation and payment activity. These categories are utilized to develop the associated ALLL. A description of the loan grades and segments follows:
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
•Doubtful (risk rating 7) - Credits which exhibit weaknesses inherent in a substandard credit with the added characteristic that these weaknesses make collection or liquidation in full highly questionable or improbable based on existing facts, conditions and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
•Loss (risk rating 8) - Credits which are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.
Loan Portfolio Segments
•Commercial - Includes loans to commercial customers for use in financing working capital, equipment purchases and expansions. Repayment is primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation, and payment activity:

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2020
Commercial	$1,106,338	$71,746	$75,714	$34,528	$3,246	$—	$1,291,572
Energy	186,881	58,726	117,389	17,435	3,750	—	384,181
Commercial real estate	1,114,802	41,030	26,624	12,377	798	—	1,195,631
Construction and land development	581,160	5,299	1,158	—	—	—	587,617
Residential real estate	610,909	527	3,467	3,179	—	—	618,082
PPP	369,260	—	—	—	—	—	369,260
Consumer	46,525	—	—	246	—	—	46,771
	$4,015,875	$177,328	$224,352	$67,765	$7,794	$—	$4,493,114

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Commercial	$1,258,952	$27,069	$38,666	$32,130	$—	$—	$1,356,817
Energy	392,233	9,460	2,340	—	4,540	—	408,573
Commercial real estate	1,007,921	9,311	5,746	120	943	—	1,024,041
Construction and land development	628,418	—	—	—	—	—	628,418
Residential real estate	394,495	1,789	469	1,942	—	—	398,695
PPP	—	—	—	—	—	—	—
Consumer	45,163	—	—	—	—	—	45,163
	$3,727,182	$47,629	$47,221	$34,192	$5,483	$—	$3,861,707

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of September 30, 2020 and December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
September 30, 2020
Commercial	$12,274	$28,487	$6,641	$47,402	$1,244,170	$1,291,572	$1,141
Energy	—	1,540	3,055	4,595	379,586	384,181	—
Commercial real estate	1,459	—	4,475	5,934	1,189,697	1,195,631	—
Construction and land development	—	—	—	—	587,617	587,617	—
Residential real estate	1,591	—	6,124	7,715	610,367	618,082	3,183
PPP	—	—	—	—	369,260	369,260	—
Consumer	—	—	—	—	46,771	46,771	—
	$15,324	$30,027	$20,295	$65,646	$4,427,468	$4,493,114	$4,324

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
December 31, 2019
Commercial	$1,091	$276	$30,911	$32,278	$1,324,539	$1,356,817	$37
Energy	2,340	—	4,593	6,933	401,640	408,573	53
Commercial real estate	316	—	4,589	4,905	1,019,136	1,024,041	4,501
Construction and land development	196	—	—	196	628,222	628,418	—
Residential real estate	2,347	—	1,919	4,266	394,429	398,695	—
PPP	—	—	—	—	—	—	—
Consumer	2	254	—	256	44,907	45,163	—
	$6,292	$530	$42,012	$48,834	$3,812,873	$3,861,707	$4,591

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. The following tables present loans individually evaluated for impairment, including all restructured and formerly restructured loans, for the periods ended September 30, 2020 and December 31, 2019:

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
September 30, 2020
Loans without a specific valuation
Commercial	$29,439	$35,220	$—
Energy	—	—	—
Commercial real estate	4,628	4,628	—
Construction and land development	—	—	—
Residential real estate	6,406	6,662	—
PPP	—	—	—
Consumer	246	246	—
Loans with a specific valuation
Commercial	9,150	20,538	2,432
Energy	21,318	26,597	2,540
Commercial real estate	12,407	13,206	1,525
Construction and land development	—	—	—
Residential real estate	—	—	—
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	38,589	55,758	2,432
Energy	21,318	26,597	2,540
Commercial real estate	17,035	17,834	1,525
Construction and land development	—	—	—
Residential real estate	6,406	6,662	—
PPP	—	—	—
Consumer	246	246	—
	$83,594	$107,097	$6,497

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
December 31, 2019
Loans without a specific valuation
Commercial	$35,846	$35,846	$—
Energy	2,864	2,864	—
Commercial real estate	9,464	9,464	—
Construction and land development	—	—	—
Residential real estate	2,139	2,139	—
PPP	—	—	—
Consumer	—	—	—
Loans with a specific valuation
Commercial	35,030	40,030	19,942
Energy	6,880	9,880	1,949
Commercial real estate	1,028	1,028	210
Construction and land development	—	—	—
Residential real estate	249	249	197
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	70,876	75,876	19,942
Energy	9,744	12,744	1,949
Commercial real estate	10,492	10,492	210
Construction and land development	—	—	—
Residential real estate	2,388	2,388	197
PPP	—	—	—
Consumer	—	—	—
	$93,500	$101,500	$22,298

The table below shows interest income recognized during the three and nine month periods ended September 30, 2020 and 2019 for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Commercial	$12	$386	$841	$862
Energy	2	98	257	324
Commercial real estate	58	200	346	613
Construction and land development	—	—	—	—
Residential real estate	36	8	108	17
PPP	—	—	—	—
Consumer	—	—	—	—
Total interest income recognized	$108	$692	$1,552	$1,816

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below shows the three and nine month average balance of impaired loans for the periods ended September 30, 2020 and 2019 by loan category for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Commercial	$45,482	$54,410	$49,538	$49,265
Energy	21,396	13,623	23,220	15,091
Commercial real estate	17,937	16,690	18,132	16,528
Construction and land development	—	—	—	—
Residential real estate	6,419	2,538	6,304	2,354
PPP	—	—	—	—
Consumer	248	—	253	—
Total average impaired loans	$91,482	$87,261	$97,447	$83,238

Non-accrual Loans
Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial	$37,774	$32,130
Energy	21,185	4,540
Commercial real estate	13,176	1,063
Construction and land development	—	—
Residential real estate	3,179	1,942
PPP	—	—
Consumer	246	—
Total non-accrual loans	$75,560	$39,675

Troubled Debt Restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.
For the three and nine-month periods ended September 30, 2020, the modifications related to the TDRs below did not impact the ALLL because the loans were previously impaired and evaluated on an individual basis or enough collateral was obtained.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below presents loans restructured, excluding loans restructured as a result of the COVID-19 pandemic, during the three and nine months ended September 30, 2020 and 2019, including the post-modification outstanding balance and the type of concession made:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Commercial
- Interest rate reduction	$—	$—	$3,171	$—
- Reduction of monthly payment	—	—	—	994
- Extension of maturity date	—	—	—	30,005
Energy
- Extension of maturity date	—	—	2,340	—
Commercial real estate
- Reduction of monthly payment	—	—	—	3,767
Residential real estate
- Payment deferral	—	—	65	—
Total troubled debt restructurings	$—	$—	$5,576	$34,766
The balance of restructured loans, excluding loans restructured as a result of the COVID-19 pandemic, is provided below as of September 30, 2020 and December 31, 2019. In addition, the balance of those loans that are in default at any time during the past twelve months at September 30, 2020 and December 31, 2019 is provided below:

	September 30, 2020			December 31, 2019
	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)
	(Dollars in thousands)
Commercial	6	$7,895	$3,762	7	$31,770	$831
Energy	3	3,373	2,713	2	2,864	—
Commercial real estate	3	4,683	—	3	4,909	—
Construction and land development	—	—	—	—	—	—
Residential real estate	2	3,247	45	—	—	—
PPP	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total troubled debt restructured loans	14	$19,198	$6,520	12	$39,543	$831
(1) Default is considered to mean 90 days or more past due as to interest or principal.
The TDRs above had an allowance of $3 million and $18 million as of September 30, 2020 and December 31, 2019, respectively.

Note 5:Derivatives and Hedging
Derivatives not designated as hedges are not speculative and result from a service the Company provides to clients. The Company executes interest rate swaps with customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. The gains and losses are included in “other assets” on the Statements of Cash Flows.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
As of September 30, 2020 and December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	September 30, 2020		December 31, 2019
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	60	$545,559	56	$380,050
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Balance Sheet as of September 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2020	2019	Location	2020	2019
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$27,873	$9,838	Other liabilities	$27,949	$9,907
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the Consolidated Statements of Income as swap fee income, net. The effect of the Company’s derivative financial instruments gain (loss) are reported on the Consolidated Statements of Cash Flows within other assets and other liabilities.

Note 6:     Goodwill and Other Intangible Assets
In accordance with GAAP, the Company performs annual tests to identify impairment of goodwill and more frequently if events or circumstances indicate a potential impairment may exist. The Company compares the reporting unit’s fair value with its carrying amount, including goodwill. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess.
As a result of the recent economic conditions resulting from the COVID-19 pandemic and oil market volatility, the Company conducted a June 30, 2020 goodwill impairment test. The test required a goodwill impairment charge of $7 million, representing full impairment of goodwill. The primary causes of the goodwill impairment were economic conditions, volatility in the market capitalization of the Company, increased loan provision in light of the COVID-19 pandemic, and other changes in key variables driven by the uncertain macro-environment that when combined, resulted in the reporting unit’s fair value being less than the carrying value. The Tulsa, Oklahoma market represented the reporting unit and included all goodwill previously recorded.
The reporting unit’s fair value was determined using a combination of: (i) the capitalization of earnings method, an income approach, and (ii) the public company method, a market approach. The income approach estimated fair value by determining the cash flow in a single period, adjusted for growth that is adjusted by a capitalization rate. The market approach estimated fair value by averaging the price-to-book multiples from peer, public banks and adding a control premium.
The Company conducted an impairment test of its core deposit intangible (“CDI”) as of June 30, 2020. The Company used an income approach to calculate a CDI fair market value. The results indicated the CDI was not impaired as of June 30, 2020.
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

The following table summarizes the change in the Company’s goodwill and CDI for the nine-months ended September 30, 2020:

	Goodwill	Core Deposit Intangible	Total Intangible Assets
	(Dollars in thousands)
Balance at December 31, 2019	$7,397	$297	$7,694
Impairment	(7,397)	—	(7,397)
Amortization	—	(70)	(70)
Balance at September 30, 2020	$—	$227	$227

Note 7:Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at September 30, 2020 were as follows:

	September 30, 2020
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$948,251	$115,197	$52,074	$24,669	$495	$—	$1,140,686
Fed funds purchased & repurchase agreements	13,531	—	—	—	—	—	13,531
FHLB borrowings	59,500	21,500	35,000	—	5,100	215,000	336,100
Trust preferred securities(1)	—	—	—	—	—	952	952
	$1,021,282	$136,697	$87,074	$24,669	$5,595	$215,952	$1,491,269
(1) The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 8:Change in Accumulated Other Comprehensive Income (“AOCI”)
Amounts reclassified from AOCI and the affected line items in the consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected Line Item in the
	2020	2019	2020	2019	Statements of Operations
	(Dollars in thousands)
Unrealized gains on available-for-sale securities	$1,012	$34	$1,725	$467	Gain on sale of available-for-sale debt securities
Less: tax effect	248	9	422	115	Income tax expense
Net reclassified amount	$764	$25	$1,303	$352

Note 9:Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.
The capital rules require the Company to maintain a 2.5% capital conservation buffer with respect to Common Equity Tier I capital, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets, which is included in the column “Minimum Capital Required - Basel III Fully Phased-In” within the table below. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, as well as certain discretionary bonus payments to executive officers.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2020 and December 31, 2019 are presented in the following table:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$652,827	13.2%	$518,259	10.5%	N/A	N/A
Bank	601,491	12.2	518,063	10.5	$493,393	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	590,952	12.0	419,543	8.5	N/A	N/A
Bank	539,639	10.9	419,384	8.5	394,714	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	590,000	12.0	345,506	7.0	N/A	N/A
Bank	539,639	10.9	345,375	7.0	320,706	6.5
Tier I Capital to Average Assets
Consolidated	590,952	10.8	217,932	4.0	N/A	N/A
Bank	$539,639	9.9%	$217,994	4.0%	$272,492	5.0%
December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	$633,228	13.4%	$495,095	10.5%	N/A	N/A
Bank	581,600	12.3	494,954	10.5	$471,385	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	576,332	12.2	400,791	8.5	N/A	N/A
Bank	524,704	11.1	400,677	8.5	377,108	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	575,411	12.2	330,063	7.0	N/A	N/A
Bank	524,704	11.1	329,970	7.0	306,400	6.5
Tier I Capital to Average Assets
Consolidated	576,332	12.1	191,099	4.0	N/A	N/A
Bank	$524,704	11.0%	$191,170	4.0%	$238,963	5.0%

Note 10:Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. In addition, the Company has an Employee Stock Purchase Plan that was suspended effective April 1, 2019 and was subsequently reinstated during the third quarter of 2020. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 1,982,634 shares as of September 30, 2020.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below summarizes the stock-based compensation for the three and nine-months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Stock appreciation rights	$250	$446	$744	$977
Performance-based stock awards	79	159	175	409
Restricted stock units and awards	857	719	2,283	2,184
Employee stock purchase plan	21	—	21	36
Total stock-based compensation	$1,207	$1,324	$3,223	$3,606
Performance Based Stock Awards (“PBSAs”)
The Company awards PBSAs to key officers of the Company. The performance-based shares typically cliff-vest at the end of three years based on attainment of certain performance metrics developed by the Compensation Committee. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage given the level of achievement. The award payout percentages by level of achievement range between 0% of target and 150% of target.
During the nine months ended September 30, 2020, the Company granted 41,283 PBSAs. The performance metrics include three year cumulative net income and return on average assets.
The following table summarizes the status of and changes in the performance-based awards:

	Performance Based Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2020	192,248	$9.88
Granted	41,283	13.55
Vested	0	0.00
Forfeited	0	0.00
Unvested, September 30, 2020	233,531	$10.53
Unrecognized stock-based compensation related to the performance awards issued through September 30, 2020 was $531 thousand and is expected to be recognized over 2.1 years.
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
The following table summarizes the status of and changes in the RSUs and RSAs:

	Restricted Stock Units and Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2020	340,780	$15.35
Granted	293,297	11.84
Vested	(106,146)	12.58
Forfeited	(15,086)	14.54
Unvested, September 30, 2020	512,845	$13.38
Unrecognized stock-based compensation related to the RSUs and RSAs issued through September 30, 2020 was $4 million and is expected to be recognized over 1.7 years.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 11:Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Computed at the statutory rate (21%)	$1,996	$2,725	$1,141	$7,241
Increase (decrease) resulting from
Tax-exempt income	(766)	(722)	(2,335)	(2,147)
Nondeductible expenses	21	71	119	208
State tax credit	—	—	—	(1,361)
State income taxes	320	566	501	1,526
Equity based compensation	(15)	(5)	24	(66)
Goodwill impairment	—	—	1,553	—
Other adjustments	(58)	(43)	(75)	(93)
Actual tax expense	$1,498	$2,592	$928	$5,308
The tax effects of temporary differences related to deferred taxes shown on the consolidated Balance Sheets are presented below:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$18,613	$13,928
Lease incentive	322	294
Impairment of available-for-sale securities	—	493
Valuation allowance on real estate	269	—
Loan fees	3,747	2,317
Net operating loss carryover	344	339
Accrued expenses	1,485	2,131
Deferred compensation	2,776	2,444
State tax credit	2,519	3,287
Other	60	81
Total deferred tax asset	30,135	25,314
Deferred tax liability
Fair market value adjustments - trust preferred securities	(341)	(348)
Net unrealized gain on securities available-for-sale	(8,357)	(5,339)
FHLB stock basis	(1,194)	(996)
Premises and equipment	(3,150)	(3,620)
Other	(1,229)	(1,229)
Total deferred tax liability	(14,271)	(11,532)
Net deferred tax asset	$15,864	$13,782
CARES Act
The CARES Act, enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. As a result of the CARES Act, the Company would be able to carry back a portion of a net operating loss if incurred during 2020 to offset income from the prior year.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

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
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

		September 30, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$36,378	$—	$—	$36,378
Foreclosed assets held-for-sale	$2,349	$—	$—	$2,349

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$20,889	$—	$—	$20,889

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$36,378	Market comparable properties	Marketability discount	10% - 15% (12%)
Foreclosed assets held-for-sale	$2,349	Market comparable properties	Marketability discount	10%

	December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$20,889	Market comparable properties	Marketability discount	10% - 15% (12%)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables present the estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$223,636	$223,636	$—	$—	$223,636
Available-for-sale securities	652,146	—	652,146	—	652,146
Loans, net of allowance for loan losses	4,401,774	—	—	4,386,027	4,386,027
Restricted equity securities	20,923	—	—	20,923	20,923
Interest receivable	19,003	—	19,003	—	19,003
Derivative assets	27,873	—	27,873	—	27,873
	$5,345,355	$223,636	$699,022	$4,406,950	$5,329,608
Financial Liabilities
Deposits	$4,492,549	$754,172	$—	$3,784,666	$4,538,838
Federal funds purchased and repurchase agreements	13,531	—	13,531	—	13,531
Federal Home Loan Bank advances	336,100	—	353,309	—	353,309
Other borrowings	952	—	1,897	—	1,897
Interest payable	2,550	—	2,550	—	2,550
Derivative liabilities	27,949	—	27,949	—	27,949
	$4,873,631	$754,172	$399,236	$3,784,666	$4,938,074

	December 31, 2019
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$187,320	$187,320	$—	$—	$187,320
Available-for-sale securities	741,634	—	741,634	—	741,634
Loans, net of allowance for loan losses	3,795,348	—	—	3,810,818	3,810,818
Restricted equity securities	17,278	—	—	17,278	17,278
Interest receivable	15,716	—	15,716	—	15,716
Derivative assets	9,838	—	9,838	—	9,838
	$4,767,134	$187,320	$767,188	$3,828,096	$4,782,604
Financial Liabilities
Deposits	$3,923,759	$521,826	$—	$3,407,012	$3,928,838
Federal funds purchased and repurchase agreements	14,921	—	14,921	—	14,921
Federal Home Loan Bank advances	358,743	—	357,859	—	357,859
Other borrowings	921	—	2,147	—	2,147
Interest payable	4,584	—	4,584	—	4,584
Derivative liabilities	9,907	—	9,907	—	9,907
	$4,312,835	$521,826	$389,418	$3,407,012	$4,318,256

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 13:Commitments and Credit Risk
Commitments
The Company had the following commitments at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to originate loans	$188,347	$134,652
Standby letters of credit	42,204	39,035
Lines of credit	1,362,440	1,351,873
Future lease commitments	—	20,935
Total	$1,592,991	$1,546,495

Note 14:Legal and Regulatory Proceedings
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 15:Subsequent Events
On October 20, 2020, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the repurchase program, the Company may repurchase Company common stock with up to $20 million in value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020 (the “2019 Form 10-K”). Results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our future plans, objectives, beliefs, expectations, representations and projections. See "Forward-Looking Information" which is incorporated herein by reference. Actual results could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A – "Risk Factors" in the 2019 Form 10-K, as supplemented by Item 1A – "Risk Factors" in this report.
Unless we state otherwise or the context otherwise requires, references in the below section to “we,” “our,” “us,” “ourselves,” “our company,” and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, our wholly-owned consolidated bank subsidiary.

Third Quarter 2020 Highlights
During the third quarter ended September 30, 2020, we accomplished the following:
•$5.5 billion of assets, an increase of 12% from December 31, 2019;
•Efficiency ratio of 53% for the third quarter of 2020 as we optimized staffing levels, invested in technology and controlled discretionary spending;
•$64 million of loan growth from the previous quarter and $854 million or 23% over the last twelve months;
•$188 million of deposit growth from the previous quarter and $834 million or 23% over the last twelve months;
•Opened our second full-service bank in the Dallas metropolitan area and moved the Kansas City team into its new location on the Country Club Plaza, in the heart of Kansas City;
•Book value per share of $11.84 at September 30, 2020 compared to $11.59 at September 30, 2019;
•Announced a $20 million common stock buyback program.
Update on the COVID-19 Global Pandemic (“COVID-19”) Impact
The COVID-19 pandemic has caused, and is expected to continue to cause, economic uncertainty and a disruption to the financial markets, the duration and extent of which is not currently known. A discussion of the impact of the COVID-19 pandemic on the Company and its operations and measures undertaken by the Company in response thereto is provided below.
Bank Operations
The Company implemented its business continuity procedures in March 2020 as a result of the COVID-19 pandemic. As of September 30, 2020, team members continued to work in the office as needed to limit exposure risk to our employees and customers. No material interruptions to our business operations have occurred to date.
Paycheck Protection Program (“PPP”) Lending Facility and Loans
The PPP was established by the CARES Act and authorized forgivable loans to small businesses. The Bank provided PPP loans to support current customers and foster relationships with new customers. The loans earn interest at 1%, include fees between 1% and 5% and typically mature in two years. The loans originated under the PPP received a 0% risk weight under the regulatory capital rules which resulted in increased Common Equity Tier 1, Tier 1, and Tier 2 capital ratios, but the PPP loans are included in the calculation of our Leverage ratio. The following table summarizes the impact of the PPP loans on our financials:

	As of or For the Period Ended September 30, 2020
	Outstanding Balance	Total Origination Fees	Earned Fees	Unearned Fees
	(Dollars in thousands)
PPP Loans	$369,260	$9,946	$3,172	$6,774

Loan Modifications
The CARES Act allows financial institutions to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the national emergency related to the COVID-19 pandemic ends as long as the loan was not more than 30 days past due as of December 31, 2019. The Company elected to use this guidance.
Deferred loan interest accrues on loans modified as a result of the COVID-19 pandemic until determined that it is more likely than not that we will be unable to collect the accrued interest balance. After the deferral period, the modified loan terms require all accrued interest to be paid or capitalized and amortized over the original loan term. The Company may provide an additional deferral period to customers on an as needed basis. Information regarding all loan modifications outstanding at September 30, 2020 is provided below:

Total Loan Modifications by Category Impacted by the COVID-19 Pandemic as of September 30, 2020
	Number of Loans	Value of Loans	Percent of Gross Loans in Category
	(Dollars in thousands)
Commercial	51	$73,894	6%
Energy	4	34,683	9
Commercial real estate	31	176,096	15
Construction and land development	2	14,899	3
Residential real estate	5	18,128	3
Total Loan Modifications	93	$317,700	7%

Total Loan Modifications by Type of Modification Impacted by the COVID-19 Pandemic as of September 30, 2020
	Number of Loans	Value of Loans
	(Dollars in thousands)
Payment deferral	17	$97,692
Interest-only payments	45	135,765
Other (multiple modifications, change in rate and/or payment)	31	84,243
Total Loan Modifications	93	$317,700
During the third quarter of 2020, the Company assessed and approved a second round of modifications. These modifications were based on a customer’s business condition, evaluation of near and long term recovery potential and level of support from the owners and guarantors. The Company expects modified loans to recover from the pandemic, but uncertainty regarding the short-term and long-term effects of the COVID-19 pandemic remain that may require the Company to (i) downgrade modified loans that may increase our ALLL, (ii) reverse interest income previously recognized but not received, and (iii) charge-off modified loans. Information regarding loans that received a second modification as of September 30, 2020 is provided below:

Second Loan Modifications by Category Impacted by the COVID-19 Pandemic as of September 30, 2020
	Number of Loans	Value of Loans	Percent of Gross Loans in Category
	(Dollars in thousands)
Recreation (subcategory)	4	13,940
Restaurants (subcategory)	5	9,233
Other (subcategory)	7	5,875
Total Commercial	16	$29,048	2%
Hotel and Lodging (subcategory)	5	53,928
Medical and Senior Living (subcategory)	1	18,612
Owner Occupied (subcategory)	4	11,862
Total Commercial Real Estate	10	$84,402	7%
Total Energy	2	$1,859	—%
Total Residential Real Estate	1	$17,220	3%
Total Second Loan Modifications	29	$132,529	3%

Loan Portfolio and Credit Quality
The COVID-19 pandemic impacted our borrowers resulting in credit migration and increased provisions. As a result of the COVID-19 pandemic, the Company plans to moderate loan growth to focus on current customers, implement floors on loans and monitor unfunded credit lines. Listed below are categories in our loan portfolio that have been or may be significantly impacted by the COVID-19 pandemic, resulting in increased monitoring.
Energy Loans
Energy loans were comprised of 64% predominately oil backed loans and 36% predominately natural gas backed loans. Our customer base has significant experience in the energy sector and the Company has an experienced group of energy lenders and credit officers that are proactively monitoring the portfolio. 70% of the energy portfolio has been downgraded since December 31, 2019, resulting in a $14 million or 263% increase in the energy ALLL balance at September 30, 2020. We plan to support our current customers and decrease our overall energy exposure.
Real Estate Loans
Our real estate loans are comprised of construction and development loans, 1-4 family loans and commercial real estate loans. There is significant uncertainty regarding the impact of the COVID-19 pandemic on our real estate loan portfolio, but we continue to monitor the following industries:

Real Estate Industries with Increased Monitoring as of September 30, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Retail	$187,140	4.2%
Hotel and Lodging	170,953	3.8
Medical and Senior Living	183,890	4.1
These industries were identified due to travel restrictions, cancellation of events and large gatherings, reduction in demand for senior living housing and furlough of workers and an increase in unemployment numbers. The Bank has worked with business owners in these industries by deferring loan payments and funding the PPP loans.
Commercial Loans
The Company provides a mix of variable-rate and fixed-rate commercial loans across various industries. We extend commercial loans on an unsecured and secured basis. There is significant uncertainty regarding the impact the COVID-19 pandemic will have on our commercial loan portfolio as well, but we identified the following industries that received an increase in monitoring:

Commercial Industries with Increased Monitoring as of September 30, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Recreation	$86,086	1.9%
Restaurants	63,270	1.4
Aircraft and Aviation	$64,248	1.4%
These industries were identified based on travel, entertainment, and restaurant restrictions. Cancellation of events and large gatherings, business closures and furlough of workers and an increase in unemployment numbers have also impacted these industries.

Results of Operations

Net Interest Income

Net interest income is presented on a tax-equivalent basis below. A tax-equivalent basis makes all income taxable at the same rate. For example, $100 of tax-exempt income would be presented as $126.58, an amount that, if taxed at the statutory federal income tax rate of 21% would yield $100. We believe a tax-equivalent basis provides for improved comparability between the various earning assets. The following tables present, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates paid:

	Three Months Ended
	September 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$257,637	$1,290	1.99%	$335,045	$2,263	2.68%
Securities - tax-exempt(1)	440,669	3,855	3.48	392,644	3,592	3.63
Federal funds sold	—	—	—	16,315	89	2.16
Interest-bearing deposits in other banks	166,423	47	0.11	171,913	881	2.03
Gross loans, net of unearned income(2)(3)	4,477,211	43,929	3.90	3,540,707	49,327	5.53
Total interest-earning assets(1)	5,341,940	$49,121	3.66%	4,456,624	$56,152	5.00%
Allowance for loan losses	(75,970)			(43,327)
Other non-interest-earning assets	220,282			197,661
Total assets	$5,486,252			$4,610,958
Interest-bearing liabilities
Transaction deposits	$460,420	$260	0.22%	$134,987	$386	1.13%
Savings and money market deposits	1,995,307	2,301	0.46	1,743,575	9,553	2.17
Time deposits	1,174,555	4,737	1.60	1,276,571	8,064	2.51
Total interest-bearing deposits	3,630,282	7,298	0.80	3,155,133	18,003	2.26
FHLB and short-term borrowings	479,475	1,803	1.50	345,794	1,703	1.95
Trust preferred securities, net of fair value adjustments	944	24	10.19	904	37	16.06
Non-interest-bearing deposits	714,337	—	—	535,467	—	—
Cost of funds	4,825,038	$9,125	0.75%	4,037,298	$19,743	1.94%
Other liabilities	47,304			29,833
Stockholders’ equity	613,910			543,827
Total liabilities and stockholders’ equity	$5,486,252			$4,610,958
Net interest income(1)		$39,996			$36,409
Net interest spread(1)			2.91%			3.06%
Net interest margin(1)			2.98%			3.24%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $76 million and $44 million as of September 30, 2020 and 2019, respectively.
(3) Loan interest income includes loan fees of $3 million and $2 million for the three months ended September 30, 2020 and 2019, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

	Nine Months Ended
	September 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$285,363	$4,982	2.33%	$334,272	$7,447	2.98%
Securities - tax-exempt(1)	443,506	11,807	3.56	378,651	10,672	3.77
Federal funds sold	1,364	18	1.73	18,714	345	2.46
Interest-bearing deposits in other banks	170,316	566	0.44	135,030	2,107	2.09
Gross loans, net of unearned income(2)(3)	4,248,520	138,591	4.36	3,373,118	142,319	5.64
Total interest-earning assets(1)	5,149,069	$155,964	4.05%	4,239,785	$162,890	5.14%
Allowance for loan losses	(64,896)			(41,329)
Other non-interest-earning assets	218,797			196,900
Total assets	$5,302,970			$4,395,356
Interest-bearing liabilities
Transaction deposits	$404,967	$1,391	0.46%	$127,785	$1,139	1.19%
Savings and money market deposits	1,938,669	11,689	0.81	1,616,558	27,326	2.26
Time deposits	1,178,632	16,895	1.91	1,249,219	22,956	2.46
Total interest-bearing deposits	3,522,268	29,975	1.14	2,993,562	51,421	2.30
FHLB and short-term borrowings	456,048	5,145	1.51	366,708	5,240	1.91
Trust preferred securities, net of fair value adjustments	933	82	11.81	895	112	16.74
Non-interest-bearing deposits	668,208	—	—	508,888	—	—
Cost of funds	4,647,457	$35,202	1.01%	3,870,053	$56,773	1.96%
Other liabilities	42,731			22,762
Stockholders’ equity	612,782			502,541
Total liabilities and stockholders’ equity	$5,302,970			$4,395,356
Net interest income(1)		$120,762			$106,117
Net interest spread(1)			3.04%			3.18%
Net interest margin(1)			3.13%			3.35%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $76 million and $44 million as of September 30, 2020 and 2019, respectively.
(3) Loan interest income includes loan fees of $10 million and $7 million for the nine-months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended			Nine Months Ended
	September 30, 2020 over 2019			September 30, 2020 over 2019
	Average Volume	Yield/Rate	Net Change(2)	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$(460)	$(513)	$(973)	$(993)	$(1,472)	$(2,465)
Securities - tax-exempt(1)	418	(155)	263	1,759	(624)	1,135
Federal funds sold	(44)	(45)	(89)	(247)	(80)	(327)
Interest-bearing deposits in other banks	(28)	(806)	(834)	443	(1,984)	(1,541)
Gross loans, net of unearned income	11,169	(16,567)	(5,398)	32,557	(36,285)	(3,728)
Total interest income(1)	11,055	(18,086)	(7,031)	33,519	(40,445)	(6,926)
Interest Expense
Transaction deposits	373	(499)	(126)	1,287	(1,035)	252
Savings and money market deposits	1,198	(8,450)	(7,252)	4,632	(20,269)	(15,637)
Time deposits	(601)	(2,726)	(3,327)	(1,236)	(4,825)	(6,061)
Total interest-bearing deposits	970	(11,675)	(10,705)	4,683	(26,129)	(21,446)
FHLB and short-term borrowings	553	(453)	100	1,135	(1,230)	(95)
Trust preferred securities, net of fair value adjustments	1	(14)	(13)	4	(34)	(30)
Total interest expense	1,524	(12,142)	(10,618)	5,822	(27,393)	(21,571)
Net interest income(1)	$9,531	$(5,944)	$3,587	$27,697	$(13,052)	$14,645

(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Interest income - Interest income declined for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Lower yields on earning assets were the result of a lower interest rate environment, PPP loan funding during the second quarter of 2020, and changes in nonaccrual loans. The decline in asset yields was partially offset by year-over-year loan growth. We anticipate our fourth quarter yield on earning assets to remain flat or increase slightly when compared to the quarter ended September 30, 2020.
Interest expense - Interest expense declined for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The cost of interest-bearing deposits declined due to strategic rate changes in our deposit products driven by the declining rate environment. The cost of FHLB and other borrowings declined due to shorter term funding in 2020 compared to 2019 and the declining rate environment. The rates on interest-bearing liabilities were offset by an increase in average volume to support our asset growth. We anticipate our fourth quarter cost of funds to remain flat or slightly decline as time deposits and other borrowings mature.
Net interest income - Net interest income increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increase was driven by growth in average earning assets, offset by compression in net interest margin as earning assets repriced quicker than interest-bearing liabilities. During the quarter, a nonaccrual loan impacted the net interest margin by 7 basis points. This nonaccrual loan was restructured in the fourth quarter of 2020 and placed back on accrual. We anticipate net interest margin to improve to around 3.05% during the fourth quarter of 2020 if we can maintain our nonaccrual loans and reduce our cost of funds.
Impact of Transition Away from LIBOR
Refer to Note 1: Nature of Operations and Summary of Significant Accounting Policies under the Recent Accounting Pronouncements within the Unaudited Notes to the Consolidated Financial Statements for information regarding the impact of the LIBOR transition on the Company.

Non-Interest Income
The components of non-interest income were as follows for the periods shown:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Service charges and fees on customer accounts	$792	$72	$720	1,000%	$1,947	$441	$1,506	341%
Gain on sale of available-for-sale debt securities	1,012	34	978	2,876	1,725	467	1,258	269
Impairment of premises and equipment held-for-sale	—	—	—	—	—	(424)	424	(100)
Gain on sale of loans	—	49	(49)	(100)	—	207	(207)	(100)
Income from bank-owned life insurance	464	476	(12)	(3)	1,373	1,416	(43)	(3)
Swap fee income, net	121	1,879	(1,758)	(94)	80	2,415	(2,335)	(97)
ATM and credit card interchange income	1,482	476	1,006	211	2,863	1,312	1,551	118
Other non-interest income	192	226	(34)	(15)	804	695	109	16
Total non-interest income	$4,063	$3,212	$851	26%	$8,792	$6,529	$2,263	35%
The changes in non-interest income were driven by the following:
Service Charges and Fees on Customer Accounts - This category includes a rebate program that attracted additional funding for the Bank and account analysis fees that continue to grow with our customer base, including their outstanding balances. The increase for both the three and nine month periods ended September 30, 2020 compared to the same corresponding periods in 2019 was driven by customer growth that resulted in increased analysis fees and reduction in the costs associated with the rebate program.
Gain on Sale of Available-for-Sale Securities - The increase in the gain for both the three and nine month periods ended September 30, 2020 was primarily due to the declining rate environment, which increased the value of the Company’s securities sold in 2020 compared to the same periods in 2019. The 2020 sales were a strategic decision by management to capitalize on attractive market conditions and improve credit quality.
Impairment of Premises and Equipment Held-for-Sale - The Company sold an administration building during the second quarter of 2019 as our service and support members relocated to our new corporate headquarters.
Swap Fee Income, Net - Swap fee income, net includes both swap fees from the execution of new swaps and the credit valuation adjustment (“CVA”). The decline in swap fee income for both the three and nine month periods ended September 30, 2020 compared to the same corresponding periods in 2019 was driven by: (i) a change in the default methodology during the quarter ended September 30, 2019 that resulted in approximately $800 thousand of additional income during that quarter, (ii) management’s loan and pricing strategy and (iii) lower loan originations, excluding PPP loans, as a result of the COVID-19 pandemic.
ATM and Credit Card Interchange Income - The increase in ATM and credit card interchange income for the three and nine month periods ended September 30, 2020 compared to the same corresponding periods in 2019 was primarily the result of customers that mobilized their workforce directly impacted by the COVID-19 pandemic. The Company anticipates the credit card activity will decline slightly in connection with a decline in COVID-19 cases.

Non-Interest Expense
The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands)
Salary and employee benefits	$14,628	$14,256	$372	3%	$43,022	$43,296	(274)	(1)%
Occupancy	2,144	2,080	64	3	6,274	6,301	(27)	—
Professional fees	1,132	427	705	165	3,098	1,923	1,175	61
Deposit insurance premiums	1,096	302	794	263	3,151	2,020	1,131	56
Data processing	652	649	3	—	2,065	1,868	197	11
Advertising	147	580	(433)	(75)	870	1,770	(900)	(51)
Software and communication	959	900	59	7	2,772	2,407	365	15
Foreclosed assets, net	20	8	12	150	1,174	33	1,141	3,458
Goodwill impairment	—	—	—	—	7,397	—	7,397	—
Other non-interest expense	2,233	1,970	263	13	6,421	6,145	276	4
Total non-interest expense	$23,011	$21,172	$1,839	9%	$76,244	$65,763	$10,481	16%
The changes in non-interest expenses were driven by the following:
Salary and Employee Benefits - Salary and employee benefit costs increased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the overall increase in employee count. Salary and employee benefit costs decreased slightly for the nine month periods ended September 30, 2020 compared to the same corresponding period in 2019 primarily due to lower incentive compensation expenses. The reduction was partially offset by a slight increase in full-time equivalent employees. As a result of the COVID-19 pandemic, the Company focused on optimizing staffing levels. As a result, the Company anticipates salary costs will decrease slightly during the remainder of the year.
Professional Fees - Professional fees increased for both the three and nine month periods ended September 30, 2020 compared to the same corresponding periods in 2019 primarily from an increase in legal fees as a result of PPP loans and loan workouts. In addition, the Company incurred fees related to the CEO transition that increased the expense for the three and nine month periods ended September 30, 2020. The Company’s accounting fees increased in 2020 compared to 2019 due to asset growth and the transition from private to a public company.
Deposit Insurance Premiums - The FDIC uses a risk-based premium system to calculate the quarterly fee. Our premiums increased for both the three and nine month periods ended September 30, 2020 compared to the same corresponding periods in 2019 as a result of strong asset growth, changes to loan mix, and changes in capital ratios, all of which increased our quarterly fee.
Advertising - The decline in advertising costs for the three and nine month periods ended September 30, 2020 primarily resulted from the COVID-19 pandemic. In addition, the year-to-date decline resulted from the Company’s completion of its rebranding campaign that increased the 2019 expense by approximately $184 thousand.
Foreclosed Assets, Net - The increase in foreclosed assets, net for the three and nine month periods ended September 30, 2020 compared to the same corresponding periods in 2019 primarily resulted from new appraisals obtained that resulted in a $1 million valuation adjustment during the second quarter of 2020.
Goodwill Impairment - The Company performed an interim review for goodwill impairment at June 30, 2020. A quantitative review was performed on the Tulsa market reporting unit, using a combination of income and market based approaches. The capitalization of earnings, an income approach, used a single period of cash flows, adjusted for growth and a capitalization rate. The market approach used price-to-book multiples of peer banks and included a control premium. The reporting unit’s fair value was less than its book value and resulted in a $7 million impairment, representing the total value of goodwill previously reported during the quarter ended June 30, 2020. See “Note 6: Goodwill and Core Deposit Intangible” within the Unaudited Notes to the Financial Statements for more information.

Income Taxes
Our income tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, including bank-owned life insurance, tax-exempt municipal securities and tax credit bonds; state tax credits; and permanent tax differences from goodwill impairment and equity-based compensation. Refer to Note 11: Income Tax within the Notes to the Unaudited Financial Statements for more information.

Analysis of Financial Condition

Securities Portfolio
The securities portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of the investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity, and meet pledging and regulatory capital requirements. As of September 30, 2020, available-for-sale investments totaled $652 million, an $89 million decrease from December 31, 2019. Our securities portfolio declined due to the sale of securities showing signs of credit stress, faster prepayments and low reinvestment yield options. For additional information, see “Note 3: Securities” in the Notes to the Unaudited Consolidated Financial Statements.

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Unaudited Notes to the Consolidated Financial Statements for additional information regarding the Company’s loan portfolio. As of September 30, 2020 gross loans increased $631 million or 16% from December 31, 2019 and was driven by the following:
PPP - The Company funded PPP loans in the second quarter of 2020 as a result of the COVID-19 pandemic. At September 30, 2020 PPP loans represented 58% of the net loan growth from December 31, 2019. The loans are guaranteed by the SBA, earn interest at 1.00%, and include a fee. The PPP loans will decline as the SBA forgives the loans and provides repayment to the Bank.
Residential Real Estate - The $219 million or 55% increase between December 31, 2019 and September 30, 2020 was from developing relationships with key residential and multifamily real estate developers in our markets. The increase from December 31, 2019 included new loan funding of approximately $113 million with the remaining growth coming from existing loan relationships.
Commercial Real Estate - The $172 million or 17% increase was driven by activity in our Dallas and Kansas City markets. Approximately 75% of the portfolio is located in Kansas, Missouri, Oklahoma, and Texas. Texas, our largest state concentration, represented approximately 29% of the portfolio as of September 30, 2020. The portfolio remains well diversified with growth in the office space, industrial, and senior living sectors, among others.
Energy - Our energy portfolio declined $24 million or 6% from December 31, 2019 to September 30, 2020. The Company expects the energy portfolio to decline further as part of management’s strategy to lower our oil and gas loan concentrations.
Commercial - Declines resulted from increased pay downs and charge-offs.

Provision and Allowance for Loan Losses (“ALLL”)
There are significant uncertainties regarding the ultimate effects of the COVID-19 pandemic. Depending upon the extent and duration of the future impact of the COVID-19 pandemic, we may need to make additional increases to our provision for loan losses in future periods. To the extent the pandemic continues to cause a recession or decrease economic activity for an extended time period, we expect our business and operations will be negatively impacted. Customers may seek additional loan modifications or restructuring, or we may experience adverse movement in risk classifications, any of which could potentially result in the need to increase provisions and impact the ALLL.

Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Unaudited Notes to the Consolidated Financial Statements for information regarding the Company’s ALLL process. The ALLL at September 30, 2020, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for loan losses as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
	(Dollars in thousands)
Commercial	$28,203	37%	$35,864	63%
Energy	19,540	26	6,565	12
Commercial real estate	17,807	23	8,085	14
Construction and land development	4,489	6	3,516	6
Residential real estate	5,494	7	2,546	4
PPP	—	—	—	—
Consumer	502	1	320	1
Gross loans	$76,035	100%	$56,896	100%

Activity in the allowance for loan losses is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$71,185	$42,852	$56,896	$37,826
Provision for loan losses	10,875	4,850	45,825	10,550
Charge-offs:
Commercial	(5,781)	(1,700)	(23,946)	(2,954)
Energy	—	(3,000)	(2,278)	(3,000)
Residential real estate	(256)	—	(445)	—
Consumer	—	(8)	(104)	(19)
Total charge-offs	(6,037)	(4,708)	(26,773)	(5,973)
Recoveries:
Commercial	2	1	75	15
Energy	—	—	—	576
Consumer	10	—	12	1
Total recoveries	12	1	87	592
Net (charge-offs) recoveries	(6,025)	(4,707)	(26,686)	(5,381)
Balance at end of period	$76,035	$42,995	$76,035	$42,995
A discussion of the changes in the ALLL is provided below:
Charge-offs and Recoveries:
During the quarter ended September 30, 2020, the Company charged-off $6 million related to a commercial loan as part of a restructuring plan. The majority of the charge-off was not previously reserved for resulting in an increase to the quarterly provision. For the quarter ended June 30, 2020, the Company charged-off one energy loan that was classified for several years. During the quarter ended March 31, 2020, net charge-offs included an $18 million charge-off related to a previously disclosed non-performing, commercial loan. The commercial loan had a specific reserve associated with it as of December 31, 2019, resulting in a limited impact to the first quarter 2020 provision. In addition, the Company charged off $1 million related to one oil exploration and production credit.

For the three and nine month periods ended September 30, 2019, net charge-offs primarily related to one energy relationship and one commercial loan relationship.
Substandard, Accruing Loans:
Prior to June 30, 2020, loans risk rated substandard or lower were considered impaired and evaluated on an individual basis. Subsequent to June 30, 2020 loans risk rated substandard and on accrual were evaluated collectively. The change in approach provided a better estimate of potential losses inherent in the substandard portfolio. Substandard, accruing loans totaled $200 million at June 30, 2020 and $224 million at September 30, 2020. The linked quarter change increased the ALLL by approximately $2 million.
Grade Migration:
The Company downgraded approximately $833 million of loans between December 31, 2019 and September 30, 2020, including $731 million in the second quarter of 2020, representing 17% of the June 30, 2020 loan portfolio. Downgrades primarily resulted from the COVID-19 pandemic, lower economic activity, and lower oil and gas prices. Loan categories significantly impacted by downgrades are discussed below.
Energy - The increase in supply realized during the first quarter and decrease in demand for oil and natural gas created by the COVID-19 pandemic placed considerable pricing volatility and uncertainty in the market during the first quarter of 2020. As a result, a qualitative adjustment was made on the energy portfolio that increased the ALLL by $2 million from December 31, 2019 to March 31, 2020. The Company monitored borrowers’ reactions to the lower oil and gas prices during the second quarter of 2020. As a result, $239 million of energy loans were downgraded, including $85 million downgraded to substandard and accruing in the second quarter of 2020. The downgrades increased the ALLL by approximately $9 million during the second quarter of 2020. The downgrades were partially offset by removing energy’s qualitative factor added in the first quarter of 2020. In the third quarter of 2020, the Company downgraded $75 million of energy loans that increased the ALLL by $2 million.
Commercial Real Estate (“CRE”) - The decline in economic activity in the first half of 2020 impacted our CRE borrowers. During the second quarter of 2020, the Company downgraded $300 million of commercial real estate loans, including $240 million downgraded to watch, within our pass rated loan category, and $22 million downgraded to substandard and accruing. The downgrades increased the ALLL by approximately $4 million during the second quarter of 2020. During the third quarter of 2020, the Company downgraded $34 million of CRE loans that had a limited impact on the ALLL. The remaining increase in the ALLL during 2020 was primarily the result of changes in impaired loan reserves and increases in quantitative and qualitative factors on pass-rated loans.
Commercial - The decline in economic activity in the first half of 2020 significantly impacted supply and demand for products and services in the commercial portfolio. As a result, $35 million of commercial loans were downgraded in the first quarter of 2020. $170 million of loans were downgraded in the second quarter of 2020, including $41 million of loans listed as substandard and accruing. The downgrades increased the ALLL by approximately $3 million from December 31, 2019 to June 30, 2020. In addition, substandard, accruing loans evaluated on an individual basis at March 31, 2020 that were evaluated collectively at June 30, 2020, increased the ALLL by $3 million. During the third quarter of 2020, $80 million of commercial loans were downgraded that increased the ALLL by $1 million.
Impaired Loans and Other Factors:
For the nine month period ended September 30, 2020, the impaired loan portfolio increased the ALLL by $2 million after taking out the impact of the charge-offs mentioned above. For the nine months ended September 30, 2020, changes in qualitative and quantitative rates on pass rated loans increased the ALLL by $5 million due to declines in economic activity and the COVID-19 pandemic.

Nonperforming Assets and Other Asset Quality Metrics
Nonperforming assets include: (i) Nonperforming loans - includes non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings (“TDRs”) that are not performing in accordance with their modified terms; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired securities.
Nonaccrual loans increased $38 million during the quarter ended September 30, 2020. The increase included a commercial loan participation restructured in the fourth quarter of 2020, a commercial real estate loan impacted by the COVID-19 pandemic, and an energy loan impacted by low oil prices. As part of the commercial loan restructured in the fourth quarter of 2020, the Company took an ownership position in the borrower that reduced the overall loan balance. The reduction in the loan balance should allow the borrower to pay all principal and interest when due and was placed back on accrual status during the fourth quarter of 2020. During the second quarter of 2020, nonaccrual loans increased primarily from energy loans that did not meet the criteria to be modified under the CARES Act. The $4 million increase in loans past due 90 days or more and still accruing primarily related to a residential real estate loan that was in the process of refinancing.
Our nonperforming assets at September 30, 2020 increased by $35 million, as compared to September 30, 2019 primarily related to the nonaccrual loan changes mentioned above, offset by an $18 million charge-off on a commercial loan that occurred in the first quarter of 2020.
The table below summarizes our nonperforming assets and related ratios as of the dates indicated:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Nonaccrual loans	$75,560	$37,534	$26,255	$39,675	$43,626
Loans past due 90 days or more and still accruing	4,324	220	—	4,591	642
Total nonperforming loans	79,884	37,754	26,255	44,266	44,268
Foreclosed assets held for sale	2,349	2,502	3,619	3,619	2,471
Total nonperforming assets	$82,233	$40,256	$29,874	$47,885	$46,739
Nonaccrual loans to total loans	1.68%	0.85%	0.66%	1.03%	1.20%
ALLL to nonaccrual loans	100.63%	189.66%	195.99%	143.41%	98.55%
Nonperforming assets to total assets	1.49%	0.74%	0.59%	0.97%	1.00%
Nonperforming loans to total loans	1.78%	0.86%	0.66%	1.15%	1.22%
ALLL to nonperforming loans	95.18%	188.55%	195.99%	128.54%	97.12%

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

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$15,324	$14,205	$12,934	$6,292	$61,941
60 - 89 days past due	30,027	20,676	6,604	530	2,785
Total 30 - 89 days past due	$45,351	$34,881	$19,538	$6,822	$64,726
Loans 30 - 89 days past due / gross loans	1.01%	0.79%	0.49%	0.18%	1.78%
Classified Loans
Substandard - performing	$224,352	$199,595	$80,876	$47,221	$41,546
Substandard - nonperforming	67,765	29,030	19,555	34,192	37,990
Doubtful	7,794	8,504	4,088	5,483	5,637
Loss	—	—	—	—	—
Total classified loans	299,911	237,129	104,519	86,896	85,173
Foreclosed assets held for sale	2,349	2,502	3,619	3,619	2,471
Total classified assets	$302,260	$239,631	$108,138	$90,515	$87,644
Classified loans / (total capital + ALLL)	43.2%	34.9%	15.8%	13.2%	13.2%
Classified assets / (total capital + ALLL)	43.6%	35.3%	16.3%	13.7%	13.6%
ALLL to total loans	1.70%	1.61%	1.29%	1.48%	1.18%
Net charge-offs to average loans(1)	0.54%	0.12%	2.00%	0.58%	0.53%
(1) interim periods are annualized.
During the quarter ended September 30, 2020, past due loans between 30 to 89 days primarily included a $28 million commercial loan placed on nonaccrual. The remainder is driven by an $8 million commercial loan in the process of renewal. For the first half of 2020, the increase in past due loans was driven by energy loans impacted by lower oil and gas prices and a commercial real estate loan.
The Company's classified assets as of September 30, 2020 increased $212 million or 234% since December 31, 2019. Grade migration as discussed above is driving the change.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms and may result in disclosure as an impaired loan next quarter. At September 30, 2020, the Company had approximately $39 million of potential problem loans that were either criticized or a performing, substandard loan. The Company monitors these loans through communication with the borrower(s) and regular performance reviews. Although these loans are generally identified as potential problem loans, they may never become nonperforming.

Deposits and Other Borrowings
At September 30, 2020, our deposits totaled $4 billion, an increase of $569 million or 14% from December 31, 2019. Of this increase, $232 million were noninterest-bearing deposits driven by proceeds from PPP loans during the second quarter of 2020. In addition, customers transitioned from time deposits to savings and interest checking deposits due to the declining interest rate environment that resulted in a $99 million decline in time deposits and a $436 million increase in money market, NOW, and savings deposits.
Other borrowings include repurchase agreements, fed funds purchased, FHLB advances, and our trust preferred security. At September 30, 2020, other borrowings totaled $351 million, a $24 million or 6% decrease from December 31, 2019. The decline was driven by short-term funds maturing and borrowing payoffs due to increased Company liquidity from security sales, loan payoffs and deposit growth.

Liquidity
The Company’s liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of its clients while attempting to achieve adequate earnings for its stockholders. The liquidity position is monitored continuously by the Company’s finance department. Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third party sources. Our on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Total on-balance sheet liquidity	$847,706	$888,080
Total off-balance sheet liquidity	656,602	524,332
Total liquidity	$1,504,308	$1,412,412
On-balance sheet liquidity as a percent of assets	15%	18%
Total liquidity as a percent of assets	27%	29%

Contractual Obligations
Refer to “Note 7: Time Deposits and Borrowings” within the Unaudited Notes to Consolidated Financial Statements for our significant contractual cash obligations to third parties. In addition, our future lease obligations totaled $31 million at September 30, 2020 and included our Frisco, Texas and Kansas City, Missouri leases established in 2020. Contractual obligations may be satisfied through our on-balance sheet and off-balance sheet liquidity discussed above.

Capital Resources and Off-Balance Sheet Arrangements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject. For additional information, see “Note 9: Regulatory Matters” in the Unaudited Notes to Consolidated Financial Statements.
The Company aggressively stress-tested its credit and capital during the second quarter of 2020 using Federal Reserve-defined and other more stressful COVID-19 pandemic recessionary scenarios. We modeled an immediate absorption to our capital of 13 quarters of losses utilizing historical loss factors provided by the Federal Reserve for banks between $1 billion and $10 billion. The second quarter common equity tier 1 ratio stress test results showed that the Company is well-capitalized under these pandemic scenarios. The Company’s actual capital levels in future periods are subject to the uncertain impact of the pandemic and related economic conditions.
The Company is subject to off-balance sheet risk in the normal course of business to meet the needs of its clients that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Refer to “Note 13: Commitments and Credit Risk” in the Unaudited Notes to Consolidated Financial Statements for a breakout of our off-balance sheet arrangements. As of September 30, 2020, the Company believes it has sufficient access to liquid assets to support the funding of these commitments.

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

The CARES Act allows financial institutions to elect not to consider whether loan modifications relating to the COVID-19 pandemic that they make between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to the COVID-19 pandemic ends are TDRs that would require additional disclosures. The relief can be applied to modifications of loans to borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to apply the guidance during the first quarter of 2020 and for periods thereafter. The review of loans that meet the criteria is overseen by the Office of the Chief Credit Officer.
Besides the accounting policy changes mentioned above, there have been no additional changes in the Company’s application of critical accounting policies since December 31, 2019.
Recent Accounting Pronouncements
Refer to “Note 1: Nature of Operations and Summary of Significant Accounting Policies” included in the unaudited Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
A primary component of market risk is interest rate volatility. Interest rate risk management is a key element of the Company’s balance sheet management. Interest rate risk is the risk that NIM will erode over time due to changing market conditions. Many factors can cause margins to erode: (i) lower loan demand; (ii) increased competition for funds; (iii) weak pricing policies; (iv) balance sheet mismatches; and (v) changing liquidity demands. The objective is to maximize income while minimizing interest rate risk. The Company manages its sensitivity position using its interest rate risk policy. The management of interest rate risk is a three-step process and involves: (i) measuring the interest rate risk position; (ii) policy constraints; and (iii) strategic review and implementation.
Our exposure to interest rate risk is managed by the Funds Management Committee (“FMC”). The FMC uses a combination of three systems to measure the balance sheet’s interest rate risk position. The three systems in combination are expected to provide a better overall result than a single system alone. The three systems include: (i) gap reports; (ii) earnings simulation; and (iii) economic value of equity. The FMC’s primary tools to change the interest rate risk position are: (i) investment portfolio duration; (ii) deposit and borrowing mix; and (iii) on balance sheet derivatives.
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

Hypothetical Change in Interest Rate - Rate Shock
	September 30, 2020		September 30, 2019
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in fair value of equity	Percent change in net interest income	Percent change in fair value of equity
+300	1.2%	(7.2)%	12.0%	(2.6)%
+200	1.0	(3.2)	8.6	(0.4)
+100	0.3	(0.8)	4.7	0.5
Base	—%	—%	—	—
-100	NA(1)	NA(1)	(5.0)	0.1
-200	NA(1)	NA(1)	(11.3)%	1.2%
(1) The Company decided to exclude the down rate environment from its analysis for the period ended September 30, 2020 due to the already low interest rate environment.

Hypothetical Change in Interest Rate - Rate Ramp
	September 30, 2020	September 30, 2019
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in net interest income
+300	1.3%	7.4%
+200	0.8	5.1
+100	0.3	2.6
Base	—	—
-100	NA(1)	(2.8)
-200	NA(1)	(6.2)%
(1) The Company decided to exclude the down rate environment from its analysis for the period ended September 30, 2020 due to the already low interest rate environment.
The hypothetical change in net interest income as of September 30, 2020 in an up 100 basis point shock is mainly due to approximately 70% of earning assets repricing or maturing over the next 12 months. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans or loans maturing in one year or less to total loans was 71%. The amount of adjustable loans causes the Company to see an increase in net interest income in a rising rate environment.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial condition or results of operations in future periods. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

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

CrossFirst Bankshares Inc.

November 3, 2020	/s/ David L. O’Toole
David L. O’Toole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)