Form 10-K
period 2020-12-31
CROSSFIRST BANKSHARES, INC.
filed 2021-02-26
CIK 1458412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $469,054,218 (based on the June 30, 2020, closing price of CrossFirst Bankshares, Inc. Common Shares of $9.78 as reported on the NASDAQ Global Select Market.
As of February 25, 2021, the registrant had 51,645,335 shares of common stock, par value $0.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, include, but are not limited to, those factors set forth below under the heading "Risk Factors Summary" and under the heading "Part I, Item 1A. Risk Factors," in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, no forward-looking statements should be relied upon, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
RISK FACTORS SUMMARY
•risks associated with the current outbreak of the novel coronavirus, or COVID-19;
•our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable mergers and acquisitions and integrating merged and acquired companies;
•business and economic conditions, particularly those affecting our market areas in Kansas, Missouri, Oklahoma and Texas including a decrease in or the volatility of oil and gas prices or agricultural commodity prices within the region;
•the geographic concentration of our markets in Kansas, Missouri, Oklahoma and Texas;
•concentrations of loans secured by real estate and energy located in our market areas;
•risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;
•borrower and depositor concentration risks;
•our ability to maintain our reputation;
•our ability to successfully manage our credit risk and the sufficiency of our allowance;
•reinvestment risks associated with a significant portion of our loan portfolio maturing in one year or less;
•our ability to attract, hire and retain qualified management personnel;
•our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
•fluctuations in interest rates and the fair value of our investment securities, which could have an adverse effect on our profitability;
•competition from banks, credit unions and other financial services providers;
•our ability to maintain sufficient liquidity and capital;
•system failures, service denials, cyber-attacks and security breaches;
•our ability to maintain effective internal control over financial reporting;
•employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;

•increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;
•severe weather, acts of god, acts of war or terrorism;
•compliance with governmental and regulatory requirements, including the Dodd-Frank and Wall Street Consumer Protection Act (“Dodd-Frank Act”) and other regulations relating to banking, consumer protection, securities and tax matters;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of initiatives of the current administration; and
•risks associated with our common stock.

CrossFirst Bankshares, Inc.
2020 Form 10-K Annual Report

Part I
ITEM 1.    BUSINESS
Our Company
CrossFirst Bankshares, Inc., a Kansas corporation and registered bank holding company (the “Company”), is the holding company for CrossFirst Bank (the “Bank”). The Company was initially formed as a limited liability company, CrossFirst Holdings, LLC, on September 1, 2008 to become the holding company for the Bank and converted to a corporation in 2017. The Bank was established as a Kansas state-chartered bank in 2007 and provides a full suite of financial services to businesses, business owners, professionals, and their personal networks throughout our five primary markets located in Kansas, Missouri, Oklahoma, and Texas.
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
Since opening our first branch in 2007, we have grown organically primarily by establishing eight offices, attracting new clients and expanding our relationships with existing clients, as well as through two strategic acquisitions. Since inception, our strategy has been to build the most trusted bank serving our markets, which we believe has driven value for our stockholders. We remain focused on robust growth and are equally focused on building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:
•Continue organic growth;
•Selectively pursue opportunities to expand through acquisitions or new market development;
•Improve profitability and operating efficiency;
•Attract and develop talent;
•Maintain a branch-lite business model with strategically placed locations; and
•Leverage technology to enhance the client experience and improve profitability.
Developments during the Fiscal Year ended December 31, 2020
On March 11, 2020, the World Health Organization declared a global pandemic due to the COVID-19 pandemic outbreak and on March 13, 2020, the U.S. government declared a national emergency with respect to the outbreak. The COVID-19 pandemic required us to institute our business continuity procedures that included having employees work from home or on a rotation basis and meet with customers by appointment only. Our decisions minimized physical contact to protect our employees and customers. No interruptions to our business occurred and our services continued to function using alternative procedures.
As a result of the COVID-19 pandemic, the Paycheck Protection Program (“PPP”) was established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and authorized forgivable loans to small businesses. During 2020, we provided $369 million of PPP loans to support current customers and foster relationships with new customers. The loans earn interest at 1%, include fees between 1% and 5% and typically mature in two years. We anticipate the majority of PPP loans provided in 2020 to be forgiven in 2021, which will reduce our outstanding PPP loan balance and accelerate any remaining unearned loan fees.
During the second quarter of 2020, we executed our succession plan pursuant to which Michael J. Maddox was named as the Company’s Chief Executive Officer effective, June 1, 2020, to succeed George F. Jones, Jr. who was appointed as Vice Chairman. In addition, Steve Peterson was promoted to Chief Banking Officer.
We made a strategic decision to lower our exposure to the energy sector in the first quarter of 2020. We expect our energy loan portfolio to continue to decline in 2021. We also made a strategic decision in the fourth quarter of 2020 to lower our exposure to tribal nation lending and anticipate that these loans will decline significantly in 2021.
The Bank opened a smaller branch in Frisco, Texas as part of our growth strategy and moved our Kansas City, Missouri branch to a new, prominent location on the Country Club Plaza in the heart of Kansas City during the third quarter of 2020.
The Company announced a $20 million common stock buyback program in the fourth quarter of 2020. For the year ended December 31, 2020, 609,613 common shares were repurchased for approximately $6 million.

Products and Services
The Bank operates as a regional bank providing a broad offering of deposit and lending products to commercial and consumer clients. The Bank’s branches are located in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas; and (vii) Frisco, Texas. We focus mainly on delivering products and services to small and middle market commercial businesses and affluent consumers. We believe that this is a client segment that is underserved by larger bank competitors.
We offer cash and treasury management solutions to our clients to help build and maintain our commercial relationships. We focus on the following loan categories: (i) commercial loans, including enterprise value lending; (ii) commercial real estate loans; (iii) construction and development loans, including home builder lending; (iv) 1-4 family real estate loans; (v) energy loans; and (vi) consumer loans.
We offer deposit banking products including: (i) personal and business checking and savings accounts; (ii) international banking services; (iii) treasury management services; (iv) money market accounts; (v) certificates of deposits; (vi) negotiable order of withdrawal accounts; (vii) automated teller machine access; and (viii) mobile banking.
Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, securities firms, insurance companies, third-party payment processors, financial technology (“Fintech”) companies, and other financial intermediaries. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.
Human Capital Resources
Employee Profile
As of December 31, 2020, the Company had 328 full-time equivalent employees in locations across the states of Kansas, Missouri, Oklahoma and Texas. As of December 31, 2020, approximately 58% of our current workforce is female, 42% male.
Compensation and Benefits Program
As part of our compensation philosophy, the Company offers and maintains competitive total rewards programs to attract and retain superior talent throughout our market footprint. In addition to competitive base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, a Volunteer Time Off (“VTO”) program, flexible work schedules, and employee assistance programs.
Diversity and Inclusion
We believe that an equitable and inclusive environment with diverse teams supports our core values and strategic initiatives, and it is crucial to our efforts to attract and retain key talent. We are focused on maintaining and enhancing our inclusive culture through our CrossFirst Cares program and our IDEA Champions employee resource group. These groups enhance an inclusive culture through company events, participation in our recruitment efforts, and input into our development strategies.
Our ongoing diversity and inclusion initiatives support our goal of engaging employees throughout the Company in creating an inclusive workplace. We are focused on sourcing and hiring candidates with fair and equitable strategies and creating an environment where all employees can develop and thrive.
Community Involvement
We build strong relationships within the communities we serve and support the passions of our employees. We encourage our employees to volunteer their time and talent by serving on boards and providing support to the communities where they live and work.
We understand this commitment makes a broader impact. That is why we help our employees devote their energies to causes that matter to them, to their communities and to those individuals who are most in need. Our CrossFirst Volunteer Time Off program provides paid leave for these volunteer activities.
Our spirit of employee giving is also championed through our Generous Giving program. Through this program, we offer every employee the opportunity to provide financial support for another individual by matching up to $500 per employee gift, per year. Our Generous Giving is designed to give our employees additional resources to make a difference in people’s lives.

The intention is to participate in giving back to the community and offer our employees to share in that effort. At the same time, we recognize that participating in these activities enriches all our lives.
Health and Safety
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs. This includes benefits to support their physical and mental well-being; providing tools and resources to help improve or maintain their health status; and offering choices where possible for employees to customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, the Company implemented significant operating environment changes that leadership determined were in the best interest of our employees, the communities in which we operate, and which comply with government regulations. This includes providing flexible work from home options for a large percentage of our employees, while implementing additional safety measures for employees continuing critical on-site work.
Talent Development
We prioritize and invest in creating opportunities to help employees grow and build their careers using a variety of training and development programs. These include online, classroom and on-the-job learning formats paired with an individualized development approach.
A core tenet of our talent system is to both develop talent from within and supplement with external candidates. This approach has yielded loyalty and commitment in our employee base which benefits our business, our products, and our clients. In 2020, over 15% of our current employees were promoted into roles with increased responsibilities. The addition of new employees and external ideas supports our culture of continuous improvement and a diverse and inclusive workforce.
Our performance management framework includes monthly business and functional reviews, along with one-on-one and quarterly forward-looking goal setting and development discussions, followed by annual opportunities for pay differentiation based on overall employee performance distinction.
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
General
We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the State Bank Commissioner of Kansas, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state and local taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities and Anti-Money Laundering (“AML”) laws enforced by the U.S. Department of the Treasury also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, clients and the Deposit Insurance Fund of the FDIC (“DIF”) rather than for stockholders.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses.
Regulatory Capital Requirements
The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements known as the “Basel III Capital Rules.” The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules require the Company and the Bank to comply with four minimum capital standards: (i) a tier 1 leverage ratio of at least 4.0%; (ii) a CET1 to risk-weighted assets of at least 4.5%; (iii) a tier 1 capital to risk-weighted assets of at least 6.0%; and (iv) a total capital to risk-weighted assets of at least 8.0%. CET1 capital is generally comprised of common stockholders’ equity and retained earnings subject to applicable regulatory adjustments. Tier 1 capital is generally comprised of CET1 and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. We are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as additional tier 1 capital. Total capital includes tier 1 capital (CET1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in tier 2 capital is the allowance for loan and lease losses (“ALLL”) limited to a maximum of 1.25% of risk-weighted assets. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
The Basel III Capital Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 and is now fully implemented. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.
The Basel III minimum capital ratios as applicable to the Bank and to the Company are summarized in the table below:

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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk.
As of December 31, 2020, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules.
The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) directed the federal banking agencies to develop a specified Community Bank Leverage Ratio (“CBLR”), the ratio of a bank’s equity capital to its consolidated assets of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. The final rule was effective January 1, 2020 for a “Qualifying Community Banking Organization” (“QCBO”) defined as a bank or a bank holding company with:
•a CBLR greater than 9%; provided, that under the CARES Act and regulations issued by federal banking agencies thereunder, effective October 1, 2020, the CBLR has been temporarily reduced to 8% for 2020 and 8.5% for 2021 and will be reset at 9% beginning January 1, 2022;
•total consolidated assets of less than $10 billion;
•total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancellable commitments) of 25% or less of total consolidated assets; and
•total trading assets and trading liabilities of 5% or less of total consolidated assets.
As of December 31, 2020, we did not qualify as a QCBO.

Prompt Corrective Action
The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. In order to be a “well-capitalized” depository institution, a bank must maintain a CET1 risk-based capital ratio of 6.5% or more, a tier 1 risk-based capital ratio of 8% or more, a total risk-based capital ratio of 10% or more and a leverage ratio of 5% or more (and is not subject to any order or written directive specifying any higher capital ratio). At each successively lower capital category, a bank is subject to increased restrictions on its operations.
As of December 31, 2020, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations and was not otherwise subject to any order or written directive specifying any higher capital ratios.
Enforcement Powers of Federal and State Banking Agencies
The federal banking regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties.
The Company
General
As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.
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
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.
Permitted Activities
The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.”
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
The Bank
General
The Bank is a Kansas state-chartered bank and is not a member bank of the Federal Reserve. As a Kansas state-chartered bank, the Bank is subject to the examination, supervision and regulation by the Office of the State Bank Commissioner of Kansas (“OSBCK”), the chartering authority for Kansas banks, and by the FDIC. The Bank is also subject to certain regulations of the CFPB.
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
Brokered Deposit and Deposit Rate Restrictions
Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits, only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Under-capitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits and are subject to a deposit rate cap, pursuant to which the institutions would be prohibited from paying in excess of 75 basis points above published national deposit rates unless the FDIC determined that the institutions’ local market rate was above the national rate. As of December 31, 2020, the Bank was eligible to accept brokered deposits without a waiver from the FDIC and was not subject to the deposit rate cap.
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
Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC had until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rule-making. However, as of June 30, 2020, the reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. On September 15, 2020, the FDIC adopted a Restoration Plan to restore the reserve ratio to at least 1.35% within eight years. The FDIC projects that the reserve ratio will return to 1.35% without further action by the FDIC before the end of that eight-year period, but the FDIC will closely monitor deposit balance trends, potential losses, and other factors that affect the reserve ratio. As a result, the Bank’s FDIC deposit insurance premiums could increase or decrease. During the year ended December 31, 2020, the Bank paid $4 million in FDIC deposit insurance premiums.
Audit Reports
Since the Bank is an insured depository institution with total assets of $1 billion or more, financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), management’s certifications signed by the Company's and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted to the FDIC and OSBCK. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the Bank (or, as explained below, the Company) have an independent audit committee, consisting of outside directors who are independent of management of the Company and the Bank. The audit committee must include at least two members with experience in banking or related financial management, must have access to outside counsel and must not include representatives of large clients. Certain insured depository institutions with total assets of less than $5 billion, or $5 billion or more and a composite CAMELS (i.e., capital adequacy, assets, management capability, earnings, liquidity, sensitivity) rating of 1 or 2, may satisfy these audit committee requirements if its holding company has an audit committee that satisfies these requirements. The Company’s audit committee satisfies these requirements.
Examination Assessments
Pursuant to the Kansas Banking Code, the expense of every regular examination, together with the expense of administering the banking and savings and loan laws, including salaries, travel expenses, supplies and equipment are paid by the banks and savings and loan associations of Kansas, which are generally allocated among them based on total asset size. During the year ended December 31, 2020, the Bank paid examination assessments to the OSBCK totaling $414 thousand.

Capital Requirements
Banks are generally required to maintain minimum capital ratios. For a discussion of the capital requirements applicable to the Bank, see “Regulatory Capital Requirements” above.
Bank Reserves
The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve “discount window” as a secondary source of funds if the institution meets the Federal Reserve’s credit standards. The Federal Reserve reduced the reserve requirement to 0% effective March 26, 2020.
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
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2020.
Transactions with Affiliates
The Bank is subject to Sections 23A and 23B of the Federal Reserve Act (the “Affiliates Act”) and the Federal Reserve’s implementation of Regulation W. An affiliate of a bank under the Affiliates Act is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company, the Bank and any nonbank subsidiaries will be subject to a number of restrictions. The amount of loans or extensions of credit which the Bank may make to nonbank affiliates, or to third parties secured by securities or obligations of the nonbank affiliates, are substantially limited by the Affiliates Act. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.
Loans to Directors, Executive Officers and Principal Stockholders
The authority of the Bank to extend credit to its directors, executive officers and principal stockholders, including their immediate family members and corporations and other entities they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act.
Limits on Loans to One Borrower
As a Kansas state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Kansas state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the capital of the bank. Certain types of loans are exempt from the lending limits, including loans fully secured by segregated deposits held by the bank or bonds or notes of the United States. A Kansas state-chartered bank may lend an additional amount if the loan is fully secured by certain types of real estate. In addition to the single borrower limitation described above, loans to a borrower and its subsidiaries generally may not exceed 50% of the capital of the bank. The Bank’s legal lending limit to any one borrower was $156 million as of December 31, 2020.

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
Community Reinvestment Act (“CRA”)
The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.
The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent CRA assessment.
Anti-Money Laundering and the Office of Foreign Assets Control Regulation
The Company and the Bank must comply with the requirements of the Bank Secrecy Act (“BSA”). The BSA was enacted to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, drug trafficking, money laundering, and other crimes. Since its passage, the BSA has been amended several times. These amendments include the Money Laundering Control Act of 1986, which made money laundering a criminal act, as well as the Money Laundering Suppression Act of 1994, which required regulators to develop enhanced examination procedures and increased examiner training to improve the identification of money laundering schemes in financial institutions. The USA Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“PATRIOT Act”), substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing. The regulations include significant penalties for non-compliance. Likewise, Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate (“CRE”)
Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from CRE is one area of regulatory concern. The CRE Concentration Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. If a concentration is present, management must employ heightened risk management practices that address the following key elements: (i) board and management oversight and strategic planning; (ii) portfolio management; (iii) development of underwriting standards; (iv) risk assessment and monitoring through market analysis and stress testing; and (v) maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a ‘‘statement on prudent risk management for commercial real estate lending’’ reminding financial institutions of developing risk management practices. See also “Risk Factors—We have a concentration in commercial real estate lending that could cause our regulators to restrict our ability to grow” in this Form 10-K.
Consumer Financial Services
The Bank is subject to federal and state consumer protection statutes and regulations promulgated under those laws, including, without limitation, regulations issued by the CFPB. These laws and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions.
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
The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding ‘‘say-on-pay’’ vote in their proxy statement by which stockholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as ‘‘say-on-golden parachute’’ vote). Other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the SEC adopted rules prohibiting the listing of any equity security of a company that does not have a compensation committee consisting solely of independent directors, subject to certain exceptions. In addition, the Dodd-Frank Act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. Those rules, however, have not yet been finalized. Additionally, the Company is an emerging growth company (“EGC”) under the JOBS Act and therefore subject to reduced disclosure requirements related to, among other things, executive compensation.
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
New Banking Reform Legislation
Key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for certain banks with less than $10 billion in assets as described above regarding the final rule for the community bank leverage ratio; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.
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
Website Access to Company Reports
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at investors.crossfirstbankshares.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, copies of the Company’s annual report will be made available, free of charge, upon written request. The Company does not intend for information contained in its website to be part of this annual report on Form 10-K.
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
Our business and operations, which primarily consist of lending money to clients in the form of loans and borrowing money from clients in the form of deposits, are sensitive to general business and economic conditions in the United States, generally, and in Kansas, Missouri, Oklahoma, and Texas in particular. If the U.S. economy weakens, or if the economies of Kansas, Missouri, Oklahoma or Texas weaken, our growth and profitability from our lending and deposit operations could be constrained. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. The COVID-19 pandemic has negatively impacted the U.S. economy and the economies of the states in which we operate and there is uncertainty as to duration and severity of this impact.Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and the impact such actions and other policies of the current administration may have on economic and market conditions. In addition, concerns about the performance of international economies can impact the economy and financial markets here in the United States. For example, the recent outbreak of COVID-19 is disrupting global supply chains, which could adversely impact our customers and their customers, which in turn could impact their ability to make loan payments.
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
We may not be able to sustain our growth at the rate we have enjoyed during the past several years. Our growth over the past several years has been driven primarily by new market expansion, a strong commercial and real estate lending market in our market areas, PPP loans issued in 2020 and our ability to identify and attract high caliber experienced banking talent. During the COVID-19 pandemic our growth was bolstered by government programs that may not continue. A downturn in local economic market conditions, a failure to attract and retain high performing personnel, heightened competition from other financial services providers, and an inability to attract core funding and quality lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such may have a negative effect on our business, financial condition, and results of operations. In addition, we may become more susceptible to risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting and credit monitoring procedures, maintaining an adequate allowance, controlling concentrations and complying with regulatory or accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.
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
Mergers and acquisitions involve numerous risks, any of which could harm our business, including:
•difficulties in integrating the operations, management, products and services, technologies, existing contracts, accounting processes and personnel of the target;
•not realizing the anticipated synergies of the combined businesses or incurring costs in excess of what we anticipated;
•difficulties in supporting and transitioning clients of the target;
•diversion of financial and management resources from existing operations;
•assumption of nonperforming loans;
•the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
•entering new markets or areas in which we have limited or no experience;
•potential loss of key personnel and clients from either our business or the target’s business;
•failure to obtain required regulatory approvals or satisfy conditions imposed by regulatory authorities;
•assumption of unanticipated problems or latent liabilities of the target;
•incurring costs in excess of what we anticipate; and
•inability to generate sufficient revenue to offset acquisition costs.
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
From time to time, we may implement or acquire new lines of business or offer new services, products or product enhancements within existing lines of business. There are substantial risks and uncertainties associated with these efforts, including the failure to identify risks associated with such new line of business, services, products or product enhancements. In developing, implementing and marketing new lines of business, services, products and product enhancements, we may invest significant time and resources. We may misjudge the level of resources or expertise appropriate to make new lines of business or products successful or to realize their expected benefits. We may not achieve target timetables for the introduction and development of new lines of business, services, products and product enhancements, and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or offerings of new products, product enhancements or services.
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
Uncertainty relating to the London Inter-Bank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
Regulators and law enforcement agencies in a number of countries are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. In July 2020, the Federal Financial Institutions Examination Council issued a “Joint Statement on Managing the LIBOR Transition” and, in November 2020, the federal banking agencies issued a “Statement on Reference Rates for Loans,” indicating that banks must include in LIBOR-based loan agreements robust fallback provisions (determining how the discontinuation and replacement of LIBOR will be handled) and that banks must assess existing LIBOR-based loan agreements to determine if the existing provisions adequately address LIBOR discontinuation and replacement and, if not, implement amendments thereto. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements, we may incur additional expenses in effecting the transition, fail to successfully execute the transition from LIBOR to a substitute indices, and we may be subject to disputes or litigation with clients over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. At December 31, 2020, $1.5 billion of our loans were tied to LIBOR.
The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2020, 2019 and 2018, the fair value of our debt and equity investment securities portfolio was approximately $668 million, $742 million, and $664 million, respectively. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital markets. These and other factors could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have an adverse effect on our business, results of operations and financial condition.

We could suffer material credit losses if we do not appropriately manage our credit risk.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. There is no assurance that our loan approval and credit risk monitoring procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio, including any impacts of the continuing COVID-19 pandemic. Our financial results for the year-ended December 31, 2020, were impacted by the significant loan loss provisioning required to address uncertainty and risk in the loan portfolio created in part by the pandemic. Any failure to manage such credit risks may materially adversely affect our business, financial condition, and results of operations.
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
A concentration in commercial real estate lending could cause our regulators to restrict our ability to grow.
As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the “CRE Concentration Guidance”) with respect to a financial institution’s concentrations in CRE lending activities. This guidance was issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. This guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ CRE lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total capital and reserves; or (ii) total CRE loans as defined in the guidance, or Regulatory CRE, represent 300% or more of the institution’s total capital and reserves, and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidance, loans secured by owner occupied CRE are not included for purposes of the CRE concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. The FDIC or other federal regulators could become concerned about our CRE loan portfolio, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities, or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
As of December 31, 2020, approximately 80% of our loan portfolio related to commercial-based lending. Commercial purpose loans are often larger and involve greater risks than other types of lending. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy.
Accordingly, a downturn in the real estate market or the general economy including as a result of the COVID-19 pandemic, could heighten our risk related to commercial purpose loans, particularly CRE loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial purpose loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrowers’ ability to repay the loan may be impaired. As a result of the larger average size of each commercial purpose loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily marketable, losses incurred on a small number of commercial purpose loans could have a material adverse impact on our financial condition and results of operations.
Because a portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values could impair the value of collateral securing our real estate loans and result in loan and other losses.
Adverse developments affecting real estate values, particularly in the markets in which we operate, could increase the credit risk associated with our real estate loan portfolio (both commercial real estate and owner occupied). Real estate values may experience periods of fluctuation, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values or operating cash flows of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values or operating cash flows in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance, which could adversely affect our business, financial condition and results of operations.
Our largest loan relationships make up a significant percentage of our total loan portfolio.
As of December 31, 2020, our 25 largest borrowing relationships totaled approximately $1 billion in total commitments (representing, in the aggregate, 22% of our total outstanding commitments as of December 31, 2020). Our five largest borrowing relationships, based on total commitments, accounted for 7% of total commitments as of December 31, 2020. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
A portion of our loan portfolio is comprised of participation and syndicated transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.
As of December 31, 2020, we had $72 million of purchased loan participations from other financial institutions and a combination of shared national credits and syndication interests purchased totaling $402 million. Although we historically have underwritten these loan participations and syndicated loans consistent with our general underwriting criteria, these loans may have a higher risk of loss than loans we originate and administer. With respect to loan participations in which we are not the lead lender and in syndicated transactions (including shared national credits) in which other lenders serve as the agent bank, we rely in part on the lead lender or the agent, as the case may be, to monitor the performance of the loan. Moreover, our decision regarding the classification of such a loan and loan loss provisions associated with such a loan is made in part based upon information provided by the lead lender or agent bank. A lead lender or agent bank also may not monitor such a loan in the same manner as we would for loans that we originate and administer. If our underwriting or monitoring of these loans is not sufficient, our nonperforming loans may increase and our earnings may decrease.
Our levels of nonperforming assets could increase, which would adversely affect our results of operations and financial condition, and could result in losses in the future.
As of December 31, 2020, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms) totaled $76 million and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $78 million. However, we can give no assurance that our nonperforming assets will continue to remain at these levels and we may experience increases in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways and returns on assets and equity, and in addition, our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss.
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
A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2020, our allowance as a percentage of total loans was 1.70% and our allowance as a percentage of nonperforming loans was 98.98%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the continuing impact of the COVID-19 impact, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.
In June 2016, the Financial Accounting Standards Board decided to change how banks estimate losses in the allowance calculation, and it issued ASU 2016-13, Financial Instruments-Credit Losses. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new Current Expected Credit Losses (“CECL”) model that will become effective for us, as an EGC, for the first interim and annual reporting periods beginning after December 15, 2022. Under the new CECL model, we will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.
Management is currently evaluating the impact of these changes to our financial position and results of operations. The allowance is a material estimate, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date.
The small- to medium-sized businesses to whom we lend may have fewer resources to weather adverse business conditions, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
Our business development and marketing strategies result in us serving the banking and financial services needs of small- to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, including the negative economic impacts of the COVID-19 pandemic, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact Kansas, Missouri, Oklahoma, Texas or the specific markets in these states in which we operate and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

We rely on our senior management team and may have difficulty identifying, attracting and retaining necessary personnel, which may divert resources and limit our ability to execute our business strategy and successfully grow our business.
Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated personnel at every level. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. The loss of senior management without qualified successors who can execute our strategy could have an adverse impact on our business, financial condition and results of operations. In addition, we must successfully manage transition and replacement issues that may result from the departure or retirement of members of our management team, such as our recent CEO succession. Such changes in senior management due to retirements or terminations or due to newly created positions may result in increased costs to the Company, which may be material. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incenting and retaining skilled personnel may continue to increase. We need to continue to identify, attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must identify, attract and retain qualified banking personnel to continue to grow our business. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. If we are unable to hire and retain qualified personnel or successfully address management succession issues, we may be unable to successfully execute our business strategy and manage our growth. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.
We rely on short-term funding, which can be adversely affected by local and general economic conditions.
As of December 31, 2020, approximately $4 billion, or 78%, of our deposits consisted of demand, savings, money market, and transaction accounts (including negotiable order of withdrawal accounts). The approximately $1 billion remaining balance of deposits consisted of certificates of deposit, of which approximately $868 million, or 18% of our total deposits, was due to mature within one year. Based on our experience, we believe that our savings, money market and noninterest-bearing accounts are relatively stable sources of funds. Historically, a majority of non-brokered certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Many of these clients are, however, interest rate conscious and may be willing to move funds into higher-yielding investment alternatives. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will have competitive pressure to increase the rates we pay on deposits. If we increase interest rates paid to retain deposits, our earnings may be adversely affected.
Our largest deposit relationships currently make up a significant percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.
At December 31, 2020, our 30 largest depositors accounted for 26% of our total deposits and our five largest depositors accounted for 11% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related client groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations.
Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC and would be subject to a deposit rate cap, pursuant to which the Bank would be prohibited from paying in excess of 75 basis points above published national deposit rates unless the FDIC determined that the Bank’s local market rate was above the national rate. The imposition of a deposit rate cap may require the Bank to reduce its deposit rates, which would likely cause the loss of depositors.
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

The Bank’s primary funding source is client deposits. In addition, the Bank has historically had access to advances from the Federal Home Loan Bank, the Federal Reserve Bank of Kansas City, discount window and other wholesale sources, such as internet-sourced deposits and brokered deposits to fund operations. The Bank also acquires brokered deposits, internet subscription certificates of deposit, and reciprocal deposits through the Intrafi Network, formerly known as the Promontory Interfinancial Network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service and Insured Cash Sweep program. The Bank is a member of the Intrafi Network which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250 thousand. The Intrafi Network allows institutions to break large deposits into smaller amounts and place them in a network of other Intrafi Network institutions to ensure full FDIC insurance is gained on the entire deposit. Although the Bank has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through deposits, borrowings, the sale of loans, securities and other sources could have a substantial negative effect on liquidity.
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
We may not be able to sustain our historical rate of growth or grow our business at all. Additionally, we may not be able to maintain historical levels of expenses. Consequently, our historical results of operations will not necessarily be indicative of our future operations.
We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
Our business strategy calls for continued growth. We may need to raise additional capital in the future to support our continued growth and to maintain our required regulatory capital levels. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital, and we would have to compete with those institutions for investors. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our growth may be constrained if we are unable to raise additional capital as needed. Furthermore, if we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We face strong competition from banks, credit unions, Financial Technology Company (“FinTech”) and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.
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
Additionally, we may be disproportionately affected by the continually increasing costs of compliance with new banking and other regulations. Banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader client base than us. Larger competitors may also be able to offer better lending and deposit rates to clients, and could increase their competition as the Company becomes more visible. If our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate markets since they often have a broader geographic area and their loan portfolio is often more diversified.
We face growing competition from so-called “online businesses” with few or no physical locations, including financial technology companies, online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of client deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, results of operations and financial condition.
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
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions, and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions, and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

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
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify client information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all client information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.
We are subject to certain operating risks related to employee error and client, employee and third-party misconduct, which could harm our reputation and business.
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
The loss of intellectual property protection or the inability to obtain rights with respect to third-party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.
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
Severe weather, including tornadoes, droughts, hailstorms and other natural disasters, pandemics, such as the recent outbreak of COVID-19, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our markets could be disrupted by both the evacuation of large portions of the population as well as damage or lack of access to our banking and operation facilities. Other severe weather or natural disasters, pandemics, acts of war or terrorism or other adverse external events may occur in the future. Although management has established business continuity plans and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Our Regulatory Environment
We are subject to extensive regulation, which increases the cost and expense of compliance and could limit or restrict our activities, which in turn may adversely impact our earnings and ability to grow.
We operate in a highly regulated environment and are subject to regulation, supervision and examination by a number of governmental regulatory agencies, including, with respect to the Bank, the FDIC and the OSBCK and, with respect to the Company, the Federal Reserve. Regulations adopted by these agencies, which are generally intended to provide protection for depositors, clients and the Deposit Insurance Fund (“DIF”), rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Following examinations, we may be required, among other things, to change our asset valuations or the amounts of required loan loss allowances or to restrict our operations, as well as increase our capital levels, which could adversely affect our results of operations.
The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve, significantly affect credit conditions. Monetary policies and regulations of the Federal Reserve to regulate money supply and credit conditions could influence economic growth and the distribution of credit, bank loans, investments and deposits. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

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
Many of our new expansion and growth plans require regulatory approvals, and failure to obtain them may restrict our growth.
As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions, adding branches and other complementary businesses. Generally, we must receive federal and state regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal and state banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.
The Federal Reserve may require the Company to commit capital resources to support the Bank.
As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, even if the Company would not ordinarily do so and even if such contribution is to its detriment or the detriment of its stockholders. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank.
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
The Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”) grants the FDIC broad authority to charge off any losses caused by a failing bank subsidiary to the capital of a non-failing affiliated bank. Moreover, any bank operating under the Company’s common control could be required by the FDIC to contribute capital to a failing affiliate bank within the Company’s control group. This is known as FIRREA’s “cross-guarantee” provision. The Company currently has one bank subsidiary.

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
In order to be a “well-capitalized” depository institution under prompt corrective action standards (but without taking into account the capital conservation buffer requirement described below), a bank must maintain a CET1 risk-based capital ratio of 6.5% or more, a tier 1 risk-based capital ratio of 8.0% or more, a total risk-based capital ratio of 10.0% or more and a leverage ratio of 5.0% or more (and is not subject to any order or written directive specifying any higher capital ratio). The failure to meet the established capital requirements under the prompt corrective action framework could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating the Bank’s FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. In addition, an inability to meet the capital requirements under the Basel III would prevent us from being able to pay certain discretionary bonuses to our executive officers and dividends to our stockholders. Due to the completed phase-in of a capital conservation buffer requirement, the Company and the Bank must effectively maintain a CET1 capital ratio of 7.0% or more, a tier 1 risk-based capital ratio of 8.5% or more, a total risk-based capital ratio of 10.5% or more and, for the Bank, a leverage ratio of 5.0% or more and for the Company, a leverage ratio of 4.0% or more. Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments and other factors will decrease our capital, thereby reducing the level of the applicable ratios.
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
The BSA, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice (“DOJ”), the Drug Enforcement Administration and the IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC, which involve sanctions for dealing with certain persons or countries. If our policies, procedures and systems are deemed deficient, or if the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Although, as of the date of this report, we have not been subject to any fines or penalties, and we believe we have not suffered any material business or reputational harm, as a result of violations of anti-money laundering laws and regulations, there is no assurance that we will not be subject to such fines, penalties or losses or harm in the future.
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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators, states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of client or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.
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
Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The Bank had a CRA rating of “Satisfactory” as of its most recent CRA assessment. The regulatory agency’s assessment of an institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. As we accept additional deposits in new geographic markets, we will be required to maintain an acceptable CRA rating, which may be difficult.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects. We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.
Risks Related to Our Common Stock
The price of our common stock could be volatile..
The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:
•actual or anticipated variations in our quarterly or annual results of operations;
•recommendations by securities analysts;
•operating performance or fluctuations in the stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry generally;
•conditions in the banking industry such as credit quality and monetary policies;
•domestic and international economic factors unrelated to our performance;
•perceptions, general market conditions and, in particular, developments related to market conditions for the financial services industry;
•new technology used, or services offered, by competitors; and
•changes in government regulations.
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
Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, and other factors deemed relevant by our Board of Directors. If declared, dividends will be payable to the holders of shares of our common stock on a pro rata basis in accordance with their shares held. If preferred shares are issued, such shares may be entitled to priority over the common shares as to dividends. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common stockholders. Other than the stock dividend provided to our stockholders pursuant to our two-for-one stock split in 2018, we have no history of paying dividends to holders of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our headquarters is located at 11440 Tomahawk Creek Parkway, Leawood, Kansas. Including our headquarters building, we operate eight full-service banking centers located in: Leawood, Kansas; Wichita, Kansas; Kansas City, Missouri; Oklahoma City, Oklahoma; Tulsa, Oklahoma; Dallas, Texas; and Frisco, Texas. We own our headquarters building, our banking centers in Wichita, Kansas, and Oklahoma City, Oklahoma and we lease the remainder of our locations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers and the executive officers of the Bank, including their names, ages and positions:

Name	Age as of March 1, 2021	Position(s)
Mike Maddox	51	President and Chief Executive Officer of the Company
David O’Toole	70	Chief Financial Officer and Chief Investment Officer of the Company and Chief Financial Officer of the Bank
George F. Jones, Jr.	76	Vice Chairman of the Company
Steve Peterson	56	Chief Banking Officer of the Bank
W. Randall Rapp	56	Chief Credit Officer of the Bank
Amy Fauss	53	Chief Operating Officer of the Bank
Tom Robinson	62	Chief Risk Officer of the Company
Aisha Reynolds	44	General Counsel and Corporate Secretary of the Company and the Bank
Jana Merfen	39	Chief Technology Officer of the Bank
Mike Maddox—Mr. Maddox transitioned into his new role as President and Chief Executive Officer of the Company effective on June 1, 2020. Mr. Maddox has served as President and Chief Executive Officer of the Bank since November 28, 2008. Prior to joining the Bank, he was a Regional President for Intrust Bank. In this role, he managed the bank’s operations in Northeast Kansas. Mr. Maddox has over 18 years of banking experience. Mr. Maddox attended the University of Kansas from which he received a Business degree in 1991 and a law degree in 1994. While at KU, Mr. Maddox was a four-year basketball letterman and a member of the KU team that won the National Championship in 1988. Mr. Maddox completed the Graduate School of Banking at the University of Wisconsin - Madison in 2003. Mr. Maddox is a member of the Economic Development Board of Johnson County. Mr. Maddox serves on the Kansas City Civic Council. He has served on the board of CrossFirst Bank since 2008.
David L. O’Toole—Mr. O’Toole has served as Chief Financial Officer of the Company and the Bank since 2008 and Chief Investment Officer of the Company since 2009. In addition to his roles with the Company and the Bank, Mr. O’Toole has served as President of CrossFirst Investments, Inc. since 2010. Mr. O’Toole previously served as President for CrossFirst Advisors from 2008 until 2016.
George F. Jones, Jr.—Mr. Jones has served as Vice Chairman of the Company since transitioning his role as President and Chief Executive Officer, effective June 1, 2020, to Mike Maddox. Mr. Jones had served as President and Chief Executive Officer of the Company since May 2018. Mr. Jones joined the Company as Vice Chairman in May 2016, after retiring from Texas Capital Bank, N.A. at the end of 2013, and served as Vice-Chairman of the Company until May 2018. Mr. Jones has served on the board of the Bank since 2016. Mr. Jones also serves on the board of directors and as chairman of the Audit Committee and on the Compensation Committee of Caliber Home Loans, Inc.
Steve Peterson —Mr. Peterson became Chief Banking Officer effective on July 1, 2020. Prior to this role, Mr. Peterson served as the Wichita Bank President since August 2011. Prior to joining CrossFirst, Mr. Peterson served as Division President of Stillwater National Bank from 2004 to August 2011.
W. Randall Rapp—Mr. Rapp has served as the Chief Credit Officer of the Bank since April 2019. Prior to joining the Bank, Mr. Rapp held various positions at Texas Capital Bank, N.A. from March 2000 until March 2019, including serving as Executive Vice President and Chief Credit Officer from May 2015 until March 2019, and as a Senior Credit Officer from 2013 until May 2015.
Amy Fauss—Ms. Fauss has served as the Chief Operating Officer of the Bank since December 2009. She previously served as Executive Vice President and Chief Operating Officer of Solutions Bank, where she directed all aspects of daily operations. Her experience also includes senior management positions at Hillcrest Bank and Citizens-Jackson County Bank.
Tom Robinson—Mr. Robinson has served as the Chief Risk Officer of the Company since January 2019. Mr. Robinson served as the Chief Credit Officer of the Bank from December 2011 until March 2019. Prior to joining the Bank in December 2011, Mr. Robinson served as the Chief Lending Officer for Morrill & Janes Bank and Trust Company, a unit of Morrill Bancshares, Inc.

Aisha Reynolds—Ms. Reynolds has served as General Counsel and Corporate Secretary of the Company since August 2018. Prior to joining the Company, she was Vice President, Securities and Governance for DST Systems, Inc., a global provider of technology-based information processing and servicing solutions, from August 2015 through June 2018. She received her law degrees from Washington University in St. Louis.
Jana Merfen—Ms. Merfen joined CrossFirst in January 2021. Prior to that she served as Chief Information Officer of Dickinson Financial Corp. and Academy Bank from April 2017 to January 2021. Prior to working at Dickinson Financial Corp. and Academy Bank, she worked at CommunityAmerica Credit Union where she was the Director of Information Systems & Enterprise Project Manager Officer from July 2016 to April 2017 and was the Director of Enterprise Risk Management and Business Process Operations from September 2014 to July 2016. Ms. Merfen has a degree in accounting from Miami University in Ohio.
Part II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CFB” with 578 holders of record at December 31, 2020.
Stock Performance
Our book value per share for the periods indicated were:

	As of December 31,
	2020	2019	2018	2017	2016
Book value per share	$12.08	$11.58	$10.21	$8.38	$7.34
The following table shows the high and low closing prices per share of the Company’s common stock since our IPO:

	Price per Share in 2020		Price per Share in 2019
	High	Low	High	Low
Stock Price	$14.40	$5.74	$15.50	$11.11

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock from August 15, 2019 (the date that our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2020 compared to an overall stock market index (Russell 2000 Index) and two peer group indices (KBW Nasdaq Regional Banking Index and SNL U.S. Bank $5 billion to $10 billion Index) for the same period. The indices are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on August 15, 2019. The performance graph represents past performance and should not be considered to be an indication of future performance.

The performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed “soliciting material” or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate such information by reference into such a filing.

	August 15, 2019	December 31, 2019	December 31, 2020
CrossFirst Bankshares, Inc.	$100.00	$99.45	$73.63
Russell 2000 Index	$100.00	$114.85	$137.77
KBW Nasdaq Regional Banking Index	$100.00	$116.94	$102.79
SNL U.S. Bank $5 billion to $10 billion Index	$100.00	$118.57	$107.69
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

Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three months ended December 31, 2020:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased as part of publicly announced plans or programs
October 1 - 31	—	$—	—	$20,000,000
November 1 - 30	243,558	$9.60	243,558	$17,660,926
December 1 - 31	366,055	$10.12	366,055	$13,957,308
Total	609,613	$9.91	609,613
On October 20, 2020, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to $20 million of its common stock. Repurchases under the program may be made in open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion. No time limit has been set for completion of the program.

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
You should read the following financial data in conjunction with the other information contained in this 10-K, including under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements and related notes included elsewhere in this 10-K.

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest income	$203,448	$216,218	$156,880	$97,816	$69,069
Interest expense	43,199	74,774	46,512	22,998	15,016
Net interest income	160,249	141,444	110,368	74,818	54,053
Net income	12,601	28,473	19,590	5,849	10,311
Preferred stock dividends	175	175	2,100	2,100	2,100
Net income available to common stockholders	12,426	28,298	17,490	3,749	8,211
Total assets	5,659,303	4,931,233	4,107,215	2,961,118	2,133,106
Borrowings and repurchase agreements	295,406	373,664	388,391	357,837	216,709
Preferred stock, liquidation value	—	—	30,000	30,000	30,000
Basic earnings per share	0.24	0.59	0.48	0.12	0.39
Diluted earnings per share	$0.24	$0.58	$0.47	$0.12	$0.39
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This section includes a discussion of the financial condition and results of operations of CrossFirst Bankshares, Inc. and its subsidiaries. Refer to Item 7. Management's Discussion and Analysis Discussion of Financial Condition and Results of Operations in our 2019 Form 10-K filed with the SEC on March 10, 2020 for a discussion of the financial condition and results of operations of the Company for the period ended December 31, 2018 and a comparison between the 2018 and 2019 results.
Tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. You should read the following financial data in conjunction with the other information contained in this 10-K, including under “Risk Factors Summary” and in the financial statements and related notes included elsewhere in this 10-K.
Growth History
We have grown organically primarily by establishing eight branches, attracting new clients and expanding our relationships with existing clients, as well as through two strategic acquisitions. The data below presents the business' growth in key areas for the past five years and the related compound annual growth rate (“CAGR”):

	2016 to 2020	As of December 31,
	CAGR	2020	2019	2018	2017	2016
	(Dollars in thousands)
Investment securities	3%	$668,024	$741,634	$663,678	$703,581	$593,012
Gross loans (net of unearned income)(1)	36	4,441,897	3,852,244	3,060,747	1,996,029	1,296,886
Total assets	28	5,659,303	4,931,233	4,107,215	2,961,118	2,133,106
Noninterest-bearing deposits	38	718,459	521,826	484,284	290,906	198,088
Total deposits	29%	$4,694,740	$3,923,759	$3,208,097	$2,303,364	$1,694,301
(1) Includes $292 million of PPP loans at December 31, 2020 that we anticipate to be paid off during 2021.

Our Strategy
Our strategy has been to build the most trusted bank in our markets, which we believe drives value for our stockholders. During 2020, the COVID-19 pandemic allowed us to serve our customers by providing PPP loan funding, modifying loans through payment deferrals and rate adjustments, and using our technology to reduce contact exposure.
Despite the impact of the COVID-19 pandemic in 2020, we remain focused on growth and building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:
•Continue organic growth;
•Selectively pursue opportunities to expand through acquisitions or new market development;
•Attract and develop talent;
•Maintain a branch-lite business model with strategically placed locations; and
•Leverage technology to enhance the client experience and improve profitability.
Performance Measures

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Return on average assets	0.24%	0.63%	0.56%	0.24%	0.56%
Return on average equity	2.05%	5.38%	5.34%	1.53%	5.51%
Earnings per share(1)	$0.24	$0.59	$0.48	$0.12	$0.39
Diluted earnings per share(1)	$0.24	$0.58	$0.47	$0.12	$0.39
Efficiency(2)	58.13%	58.37%	73.64%	79.10%	70.64%
Equity to assets	11.03%	12.20%	11.94%	9.70%	10.07%
(1) Retroactively adjusted per share figures to account for a two-for-one split of our common stock in the form of a stock dividend, whereby each holder of our common stock received one additional share of common stock for each share owned as of the record date of December 19, 2018.

(2) We calculate efficiency ratio as noninterest expense divided by the sum of net interest income and noninterest income.
2021 Events:
Four of our branches are located in areas recently impacted by severe, cold weather conditions. One branch sustained water damage, but did not impact operations or our ability to support our customers. The impact to our customers in Oklahoma and Texas remains uncertain, but may reduce a customer’s ability to pay all principal and interest payments when due. We may assist our customers impacted by the recent cold weather conditions by modifying loan terms.
2020 Highlights:
•Total assets reached $5.7 billion including $593 million or 15% loan growth and $771 million or 20% deposit growth.
•Successful execution of our succession plan pursuant to which Michael J. Maddox was named as the Company’s Chief Executive Officer effective June 1, 2020 to succeed George F. Jones, Jr. who was appointed as Vice Chairman.
•Supported our local businesses and communities by issuing $369 million of PPP loans to approximately 1,200 customers.
•Improved our efficiency ratio from 58.37% in 2019 to 58.13% in 2020 in spite of the uncertainty surrounding the COVID-19 pandemic.
•Effectively responded to the COVID-19 pandemic using our business continuity plan resulting in no impact to bank operations, reduced health risks to employees and continuous support to our customers.
•Book value per share of $12.08 at December 31, 2020 compared to $11.58 at December 31, 2019.
Review and Update on the COVID-19 Pandemic Impact
The COVID-19 pandemic has caused, and is expected to continue to cause, economic uncertainty and a disruption to the financial markets, the duration and extent of which is not currently known. A discussion of the impact of the COVID-19 pandemic on the Company and its operations and measures undertaken by the Company in response thereto is provided below.

Bank Operations
The Company has a business continuity plan to mitigate operational risks in unusual, unexpected events. The plan identifies key components of our operations and creates responses to ensure normal operations continue and to minimize the effects of potential loss. We implemented the business continuity procedures in March 2020 as a result of the COVID-19 pandemic. During the remainder of 2020, our employees worked in the office on a rotation schedule or remotely to limit exposure risk to our employees and customers. We met with customers by appointment and our drive-thru locations operated during normal hours. No material interruptions to our business operations have occurred to date.
Paycheck Protection Program (“PPP”) Lending Facility and Loans in 2020
The PPP was established by the CARES Act and authorized forgivable loans to small businesses. The Bank provided PPP loans to support current customers and foster relationships with new customers. The loans earned interest at 1%, included fees between 1% and 5% and typically matured in two or five years. The loans originated under the PPP received a 0% risk weight under the regulatory capital rules which resulted in increased Common Equity Tier 1, Tier 1, and Tier 2 capital ratios, but the PPP loans are included in the calculation of our Leverage ratio.
The following table summarizes the impact of the PPP loans on our 2020 financials:

	As of or For the Period Ended December 31, 2020
	Outstanding Balance	Total Origination Fees	Earned Fees	Unearned Fees
	(Dollars in thousands)
PPP Loans	$292,230	$9,946	$5,757	$4,189
PPP Lending Facility and Loans in 2021
The Consolidated Appropriations Act of 2021 allocated an additional $284 billion in PPP funding. On January 11, 2021, the SBA reopened PPP funds for first draw borrowers and on January 13, 2021, opened PPP funds for second draw borrowers. The second round of PPP loans have similar terms to the first round of PPP loans mentioned above. The PPP loans are currently available through March 31, 2021 or until no available funding under the Consolidated Appropriations Act of 2021 remains.
The Bank participated in the second round of PPP funding to continue support of current and new customers. PPP loan activity between January 1, 2021 and February 24, 2021 is provided below:

	PPP Loan Activity in 2021
	December 31, 2020	Loans Forgiven &	Loans Issued &	February 24, 2021
	Outstanding Balance	(Earned Fees)†	Unearned Loan Fees	Outstanding Balance
	(Dollars in thousands)
Loans Outstanding	$292,230	$(40,289)	$87,380	$339,321
Unearned Loan Fees	$4,189	$(1,534)	$1,952	$4,607
† Earned fees include fees earned from loans forgiven and monthly amortization fees on loans outstanding.
Loan Modifications
The CARES Act allowed financial institutions to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to the COVID-19 pandemic that would otherwise require evaluation as troubled debt restructurings (“TDR”) from March 1, 2020 to December 31, 2020 as long as the loan was not more than 30 days past due as of December 31, 2019. The Company elected to use this guidance and started the modified loan process during the first quarter of 2020. During the third quarter of 2020, the Company assessed and approved a second round of modifications. These modifications were based on a customer’s business condition, evaluation of near and long term recovery potential and level of support from the owners and guarantors. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, which extended the period during which the Company may, elect not to consider whether loan modifications relating to the COVID-19 pandemic are TDRs through January 2, 2022. The Company elected to apply the guidance.
The Company currently expects most of these modified loans to recover from the pandemic, but uncertainty regarding the short-term and long-term effects of the COVID-19 pandemic remain that may require the Company to (i) downgrade modified loans which may increase our ALLL, (ii) reverse interest income previously recognized but not received, and (iii) charge-off modified loans.

Deferred loan interest accrues on loans modified as a result of the COVID-19 pandemic until determined that it is more likely than not that we will be unable to collect the accrued interest balance. After the deferral period, the modified loan terms require all accrued interest to be paid or capitalized and amortized over the original loan term. Loan modification information at December 31, 2020 is provided below:

	Loan Modification Information As of December 31, 2020
	Number	Value
	(Dollars in thousands)
Commercial	8	$24,696
Energy	2	1,788
Commercial real estate	6	51,457
Construction and land development	1	11,883
Residential real estate and multifamily real estate	0	—
Consumer	0	—
Total	17	$89,824
Loan modifications primarily include payment deferrals, reduced monthly payments, changes in interest rate and extension of the maturity date.

	Loan Modification by Risk Rating As of December 31, 2020
	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
Modified loans	$44,706	$6,217	$38,901	$—	$—	$—	$89,824
ALLL against modified loans	$474	$311	$3,890	$—	$—	$—	$4,675
Loan Portfolio and Credit Quality
The COVID-19 pandemic impacted our borrowers resulting in credit migration, charge-offs and an increased provision. As a result of the COVID-19 pandemic, the Company moderated loan growth to focus on current customers, implemented floors on loans and monitored unfunded credit lines. Listed below are categories in our loan portfolio that have been or may be significantly impacted by the COVID-19 pandemic, resulting in increased monitoring.
Energy Loans
Energy loans are collateralized by oil and natural gas reserves and the borrower’s cash flows are impacted by changes in the price of oil and natural gas. Our customers have significant experience in the energy sector and the Company has an experienced group of energy lenders and credit officers that proactively monitor the portfolio. Oil and natural gas prices declined in the first quarter of 2020 and remained low as a result of the COVID-19 pandemic and other factors that reduced cash flow for our energy customers. As a result, approximately 60% of the energy portfolio was downgraded in 2020 and $5 million of loans were charged-off. We anticipate some relief for our customers in 2021 if oil and gas prices rebound and stabilize. We plan to decrease our overall energy exposure from 8% to 5% of our total loan portfolio.
Real Estate Loans
Our real estate loans are comprised of construction and development loans, 1-4 family loans and commercial real estate loans. There is significant uncertainty regarding the impact of the COVID-19 pandemic on our real estate loan portfolio, but we continue to monitor the following industries:

Real Estate Industries with Increased Monitoring as of December 31, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Retail	$183,196	4.1%
Hotel and Lodging	$175,806	3.9%
Medical and Senior Living	$174,046	3.9%

These industries were identified due to travel restrictions, cancellation of events and large gatherings, reduction in demand for senior living housing and furlough of workers and an increase in unemployment numbers. The Bank has worked with business owners in these industries by modifying loan terms and funding the PPP loans.
Commercial Loans
The Company provides a mix of variable-rate and fixed-rate commercial loans across various industries. We extend commercial loans on an unsecured and secured basis. There is significant uncertainty regarding the impact the COVID-19 pandemic will have on our commercial loan portfolio, but we identified the following industries that received an increase in monitoring:

Commercial Industries with Increased Monitoring as of December 31, 2020
Industry	Outstanding Balance	Percent of Gross Loans
	(Dollars in thousands)
Recreation	$84,207	1.9%
Restaurants	$73,572	1.7%
Aircraft and Aviation	$51,587	1.2%
These industries were identified based on travel, entertainment and restaurant restrictions, cancellation of events and large gatherings, business closures and furlough of workers and an increase in unemployment numbers have also impacted these industries.
Goodwill Impairment
We performed a goodwill impairment analysis during the second quarter of 2020 and it resulted in a $7 million impairment, representing the total value of goodwill previously reported. See Note 6: Goodwill and Core Deposit Intangible within the Notes to the Consolidated Financial Statements and the Non-Interest Expense section within Management's Discussion and Analysis for more information.
Discussion and Analysis - Results of Operations
Net Interest Income
Our profitability depends in substantial part on our net interest income. Net interest income is the difference between the amounts received on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income is impacted by internal and external factors including:
•Changes in the volume, rate, and mix of interest-earning assets and interest-bearing liabilities;
•Changes in competition, federal economic, monetary and fiscal policies and economic conditions; and
•Changes in credit quality.
We present and discuss net interest income on a tax-equivalent basis. A tax-equivalent basis makes all income taxable at the same rate. For example, $100 of tax-exempt income would be presented as $126.58, an amount that, if taxed at the statutory federal income tax rate of 21% would yield $100. We believe a tax-equivalent basis provides for improved comparability between the various earning assets.
For the fiscal year ended December 31, 2016 to the second quarter of 2019, we operated in a rising interest rate environment. Our yield on earning assets and cost of funds were driven by the rate environment. In July 2019, interest rates started to decline and continued through 2020. Our earning assets repriced quicker than our cost of funds, resulting in a lower net interest margin in 2019 and 2020. A table showing our five-year yield on earning assets and cost of funds is presented below:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Yield on securities - tax equivalent(1)	3.05%	3.35%	3.62%	3.85%	3.63%
Yield on loans	4.26	5.52	5.34	4.89	4.60
Yield on earning assets - tax equivalent(1)	3.96	5.04	4.77	4.37	4.08
Cost of interest-bearing deposits	1.02	2.21	1.71	1.12	0.96
Cost of total deposits	0.85	1.89	1.44	0.99	0.87
Cost of FHLB and short-term borrowings	1.56	1.90	1.77	1.49	1.20
Cost of funds	0.92	1.90	1.49	1.06	0.91
Net interest margin - tax equivalent(1)	3.13%	3.31%	3.39%	3.40%	3.24%
(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21% after December 31, 2017 and 35% prior to and including December 31, 2017.

The following table presents, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid:

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Income / Expense	Yield/Rate(4)	Average Balance	Interest Income / Expense	Yield/Rate(4)	Average Balance	Interest Income / Expense	Yield/Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$267,715	$6,058	2.26%	$330,051	$9,627	2.92%	$281,709	$8,952	3.18%
Securities - tax-exempt(1)	447,324	15,745	3.52	390,908	14,533	3.72	459,231	17,856	3.89
Federal funds sold	1,020	18	1.73	15,195	364	2.40	16,377	339	2.07
Interest-bearing deposits in other banks	179,978	621	0.35	139,538	2,689	1.93	159,279	2,757	1.73
Gross loans, net of unearned income(2)(3)	4,310,345	183,738	4.26	3,468,079	191,527	5.52	2,435,424	130,075	5.34
Total interest-earning assets(1)	5,206,382	$206,180	3.96%	4,343,771	$218,740	5.04%	3,352,020	$159,979	4.77%
Allowance for loan losses	(68,897)			(42,015)			(30,921)
Other noninterest-earning assets	220,994			198,008			173,556
Total assets	$5,358,479			$4,499,764			$3,494,655
Interest-bearing liabilities
Transaction deposits	$447,777	$1,696	0.38%	$146,109	$1,742	1.19%	$56,321	$175	0.31%
Savings and money market deposits	1,993,964	14,033	0.70	1,676,417	35,385	2.11	1,410,727	23,405	1.66
Time deposits	1,155,492	20,856	1.80	1,243,304	30,541	2.46	835,595	15,792	1.89
Total interest-bearing deposits	3,597,233	36,585	1.02	3,065,830	67,668	2.21	2,302,643	39,372	1.71
FHLB and short-term borrowings	417,956	6,508	1.56	366,577	6,959	1.90	395,825	7,004	1.77
Trust preferred securities, net of fair value adjustments	939	106	11.34	899	147	16.34	864	136	15.69
Noninterest-bearing deposits	684,294	—	—	512,142	—	—	425,243	—	—
Cost of funds	4,700,422	$43,199	0.92%	3,945,448	$74,774	1.90%	3,124,575	$46,512	1.49%
Other liabilities	43,331			25,708			12,634
Stockholders’ equity	614,726			528,608			357,446
Total liabilities and stockholders’ equity	$5,358,479			$4,499,764			$3,494,655
Net interest income(1)		$162,981			$143,966			$113,467
Net interest spread(1)			3.04%			3.14%			3.28%
Net interest margin(1)			3.13%			3.31%			3.39%
(1) Calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21%.
(2) Loans, net of unearned income includes non-accrual loans of $75 million, $40 million and $18 million as of December 31, 2020, 2019 and 2018, respectively.
(3) Loan interest income includes loan fees of $14 million, $9 million and $7 million in 2020, 2019 and 2018, respectively.
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

	For the Years Ended December 31,
	2020 over 2019
	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$(1,624)	$(1,945)	$(3,569)
Securities - tax-exempt(1)	2,022	(810)	1,212
Federal funds sold	(266)	(80)	(346)
Interest-bearing deposits in other banks	612	(2,680)	(2,068)
Gross loans, net of unearned income	41,037	(48,826)	(7,789)
Total interest income(1)	41,781	(54,341)	(12,560)
Interest Expense
Transaction deposits	1,748	(1,794)	(46)
Savings and money market deposits	5,725	(27,077)	(21,352)
Time deposits	(2,018)	(7,667)	(9,685)
Total interest-bearing deposits	5,455	(36,538)	(31,083)
FHLB and short-term borrowings	897	(1,348)	(451)
Trust preferred securities, net of fair value adjustments	6	(47)	(41)
Total interest expense	6,358	(37,933)	(31,575)
Net interest income(1)	$35,423	$(16,408)	$19,015
(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21%.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Interest Income - Interest income declined for the twelve months ended December 31, 2020 compared to the same period in 2019. Lower yields on earning assets were driven by a decline in the interest rate environment. The decline in asset yields was partially offset by year-over-year loan growth and PPP loan income. PPP loan fees and interest income improved the earning asset yield by 6 basis points. We anticipate PPP income will positively impact our yield in the first half of 2021 as loans are forgiven and we accelerate the recognition of the unearned loan fees. We currently expect earning asset yields to remain flat or slightly decline in 2021 as a result of competition and the continued low rate environment.
Interest Expense - Interest expense declined for the twelve months ended December 31, 2020 compared to the same period in 2019. The cost of interest-bearing deposits declined due to strategic rate changes in our deposit products driven by the declining rate environment. The cost of FHLB and other borrowings declined due to shorter term funding in 2020 compared to 2019 and the declining rate environment. The rates on interest-bearing liabilities were offset by an increase in average volume to support our asset growth. We currently anticipate our cost of funds to remain flat or slightly decline in 2021 as we continue to reduce rates on deposits and longer term borrowings.
Net Interest Income - Net interest income increased for the twelve months ended December 31, 2020 compared to the same period in 2019. The increase was driven by growth in average earning assets, offset by compression in net interest margin as earning assets repriced quicker than interest-bearing liabilities. We currently expect the net interest margin to remain flat in 2021 as earning assets continue to reprice, offset by maturities in borrowed funds that have higher interest rates. Our expected margin may continue to be impacted by the COVID-19 pandemic, placing loans on non-accrual status, including loans with deferred payments, and changes in competition.
Impact of Transition Away from LIBOR
Refer to Note 1: Nature of Operations and Summary of Significant Accounting Policies under the Recent Accounting Pronouncements within the Notes to the Consolidated Financial Statements for information regarding the impact of the LIBOR transition on the Company.

Noninterest Income

The components of noninterest income were as follows for the periods shown:

	For the Year Ended December 31,
			Change
	2020	2019	$	%
	(Dollars in thousands)
Service charges and fees on customer accounts	$2,803	$604	$2,199	364%
Gain on sale of available-for-sale securities	1,704	987	717	73
Impairment of premises and equipment held for sale	—	(424)	424	(100)
Income from bank-owned life insurance	1,809	1,878	(69)	(4)
Swap fees and credit valuation adjustments, net	(204)	2,753	(2,957)	(107)
ATM and credit card interchange income	4,379	1,785	2,594	145
Other noninterest income	1,242	1,124	118	10
Total noninterest income	$11,733	$8,707	$3,026	35%

The changes in noninterest income were driven by the following:
Service Charges and Fees on Customer Accounts - This category includes account analysis fees offset by a customer rebate program. The increase for the year ended December 31, 2020 compared to the same corresponding period in 2019 was driven by a decline in costs associated with our rebate program, including a reduction in the funded balance and reduction in rates used. In addition, customer growth and an increase in outstanding balances improved account analysis fees.
Gain on Sale of Available-for-Sale Securities - The increase in the gain for the year ended December 31, 2020 was primarily due to the declining rate environment, which increased the value of the Company’s securities sold in 2020 compared to the same period in 2019. The 2020 sales were a strategic decision by management to capitalize on attractive market conditions and improve credit quality.
Impairment of Premises and Equipment Held for Sale - During 2017, we relocated to a new corporate administration building. As a result, we listed two support buildings for sale. During the first half of 2019, the Company sold its remaining assets held-for-sale related to the transition. The two support buildings had been recently acquired and were extensively remodeled, which resulted in a difference between book and market value for those assets.
Swap Fee Income, Net - Swap fee income, net includes both swap fees from the execution of new swaps and the credit valuation adjustment (“CVA”). Swap fees on new swaps depend on the size and term of the underlying asset. During 2019, the swap program benefited from attractive market conditions and a change in the CVA methodology. During 2020, swap fee income, net was lower due to management's loan and pricing strategy and lower loan originations, excluding PPP loans, as a result of the COVID-19 pandemic. During 2020, a borrower with a back-to-back swap was downgraded and resulted in a $300 thousand loss related to the CVA. Refer to Note 7: Derivatives and Hedging Activities within the Notes to the Consolidated Financial Statements for information regarding the change in CVA methodology.
ATM and Credit Card Interchange Income - The increase in ATM and credit card interchange income for the year ended December 31, 2020 compared to the same period in 2019 was primarily the result of customers that mobilized their workforce directly impacted by the COVID-19 pandemic. The Company anticipates the credit card activity will decline slightly in connection with a decline in COVID-19 cases.
Noninterest Expense

The components of noninterest expense were as follows for the periods indicated:

	For the Year Ended December 31,
			Change
	2020	2019	$	%
	(Dollars in thousands)
Salary and employee benefits	$57,747	$57,114	$633	1%
Occupancy	8,701	8,349	352	4
Professional fees	4,218	2,964	1,254	42
Deposit insurance premiums	4,301	2,787	1,514	54
Data processing	2,719	2,544	175	7
Advertising	1,219	2,455	(1,236)	(50)
Software and communication	3,750	3,317	433	13
Foreclosed assets, net	1,239	84	1,155	1,375
Goodwill impairment	7,397	—	7,397	—
Other noninterest expense	8,677	8,026	651	8
Total noninterest expense	$99,968	$87,640	$12,328	14%
The changes in noninterest expense were driven by the following:
Salary and Employee Benefits - Salary and employee benefit costs increased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to changes in staffing levels. Prior to the second quarter of 2020, the Company anticipated loan and deposit growth that required an increase in headcount and resulted in increased compensation costs. As result of the COVID-19 pandemic, the Company focused on optimizing staffing levels during the third quarter of 2020, which resulted in incremental costs in the form of severance arrangements. Increases in costs were partially offset by a reduction in incentive compensation.
Professional Fees - Professional fees increased for the year ended December 31, 2020 compared to the same corresponding period in 2019 primarily from an increase in legal fees as a result of loan workouts. In addition, the Company’s accounting fees increased in 2020 compared to 2019 due to the transition from a private company to a public company.
Deposit Insurance Premiums - The 2019 expense was impacted by a $664 thousand assessment credit received in the third quarter. The credit was the result of the DIF Reserve Ratio exceeding the statutorily required minimum reserve ratio in 2018. The FDIC uses a risk-based premium system to calculate the quarterly fee. Our premiums increased for the year ended December 31, 2020 compared to the same period in 2019 as a result of strong asset growth, changes in asset quality and changes in capital ratios, all of which increased our quarterly fees.
Advertising - The decline in advertising costs was driven by the COVID-19 pandemic that reduced in-person events.
Software and Communication - The increase was driven by our continued strategy to invest in technologies that allow us to cover beginning-to-end loan originations, provide customers with a suite of online tools and allow us to analyze reporting trends. In addition to the growing number of technologies implemented, a portion of costs increased as a result of our growth.
Foreclosed Assets, net - The increase in foreclosed assets, net for the year ended December 31, 2020 compared to the same corresponding period in 2019 primarily resulted from new appraisals obtained on industrial facilities and land that resulted in a $1 million valuation adjustment during the second quarter of 2020. Subsequent to the write-down, the industrial facilities were sold for $1 million.
Goodwill Impairment - The Company performed an interim review for goodwill impairment at June 30, 2020. A quantitative review was performed on the Tulsa market reporting unit, using a combination of income and market based approaches. The capitalization of earnings, an income approach, used a single period of cash flows, adjusted for growth and a capitalization rate. The market approach used price-to-book multiples of peer banks and included a control premium. The reporting unit’s fair value was less than its book value and resulted in a $7 million impairment, representing the total value of goodwill previously reported during the quarter ended June 30, 2020. Refer to Note 6: Goodwill and Core Deposit Intangible within the Notes to the Financial Statements for more information.
Other noninterest expense - Year-over-year changes included a $747 thousand increase in commercial card costs as a result of our growing customer base and increased use as a result of the COVID-19 pandemic. In addition, insured cash sweep (“ICS”) deposits increased in 2020 from 2019, which drove related fees higher by $459 thousand. Insurance costs and director fees increased by $453 thousand and $495 thousand, respectively, related to our transition to a public company. Increased costs were offset by a $478 thousand decline in operational loan costs as loan volumes, types of loans originated or renewed and events related to foreclosed assets declined. Travel and education related costs declined by $815 thousand as a result of the COVID-19 pandemic.
Income Taxes
Our income tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits and permanent tax differences from equity-based compensation. Detail behind the differences between the statutory rate and effective tax rate for the years ended December 31, 2020, 2019 and 2018 is provided in Note 11: Income Taxes within the Notes to the Consolidated Financial Statements.
Our 2017 effective tax rate was impacted by the Tax Cuts and Jobs Act that reduced the corporate tax rate from 35% to 21%. Year-over-year, the December 31, 2020 effective tax rate increased due to the non-taxable, goodwill impairment and a state tax credit received in 2019. We currently anticipate the effective tax rate to increase slightly in 2021. A five-year trend of our income tax and effective tax rate is presented below:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Income tax expense (benefit)	$2,713	$4,138	$(2,394)	$(1,441)	$62
Income before income taxes	$15,314	$32,611	$17,196	$4,408	$10,373
Effective tax rate	18%	13%	(14)%	(33)%	1%

Discussion and Analysis - Financial Condition
Loan Portfolio
Loans represent our largest portion of earning assets and typically provide higher yields than other assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. We established an internal loan policy that outlines a standard lending philosophy and provides consistent direction to achieve goals and objectives, which include maximizing earnings over the short and long term by managing risks through the policy. Internal concentration limits exist on all loans, including commercial real estate, energy, and land development. We established strong underwriting practices and procedures to assess our borrowers, including review of debt service, collateral value and evaluation of guarantors. We also engage third-parties to independently review our loan portfolio. Appropriate actions are taken when a borrower is no longer able to service its debt.
Our loan portfolio consists of various types of loans, primarily made up of commercial and commercial real estate loans. Commercial loans are generally paid back through normal business operations. Commercial real estate loans, which include both construction and limited term financing are typically paid back through normal income from operations, the sale of the underlying property or refinancing by other institutional sources. Most of our loans are made to borrowers within the states we operate, which include Kansas, Missouri, Oklahoma and Texas. In addition, we occasionally invest in syndicated shared national credits and loan participations.
Gross loans, net of unearned income grew $590 million from the prior year to over $4 billion as of December 31, 2020. Our commercial loan portfolio decreased slightly by $18 million or 1% as a result of increased pay downs and charge-offs. Our commercial real estate and residential and multifamily real estate loans experienced substantial growth of $156 million or 15% and $282 million or 71%, respectively. Commercial real estate was driven by activity in our Dallas and Kansas City markets and the portfolio remains well diversified with growth in the office space, industrial, and senior living sectors. Residential real estate growth was attributable to the development of relationships with key residential and multifamily real estate developers within our markets. Energy loans decreased $64 million or 16% due to price volatility in the market and management’s strategy to lower our energy loan concentration. As of December 31, 2020, loan yields declined to 4.26% compared to 5.52% in the prior year, primarily as a result of lower interest rates from adjustable rate loan movements in LIBOR and Prime.
As of December 31, 2020, PPP loans made up approximately 7% of the total portfolio, representing $292 million in loans. The loans are guaranteed by the Small Business Administration (“SBA”), earn interest at 1.00%, and include a fee. During the first round of PPP, the Company produced loans for almost 1,200 customers totaling $369 million of which $77 million were forgiven in the fourth quarter and we anticipate most loan fees to be recognized in the first half of 2021. Excluding PPP loans, the loan portfolio grew by $301 million or 8% compared to the prior year.

The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Commercial	$1,338,757	30%	$1,356,817	35%	$1,134,414	37%	$771,208	38%	$420,227	32%
Energy	345,233	8	408,573	11	358,283	12	242,655	12	168,546	13
Commercial real estate	1,179,534	26	1,024,041	27	846,561	28	535,503	27	$396,203	30
Construction and land development	563,144	13	628,418	16	440,032	14	255,362	13	138,165	11
Residential and multifamily real estate	680,932	15	398,695	10	246,275	8	163,531	8	97,802	8
Mortgage warehouse(1)	—	—	—	—	—	—	—	—	58,504	4
PPP	292,230	7	—	—	—	—	—	—	—	—
Consumer	55,270	1	45,163	1	43,814	1	33,786	2	20,250	2
Gross loans	4,455,100		3,861,707		3,069,379		2,002,045		1,299,697
Less: unearned income	13,203		9,463		8,632		6,016		2,811
Gross loans (net of unearned income)	$4,441,897	100%	$3,852,244	100%	$3,060,747	100%	$1,996,029	100%	$1,296,886	100%
(1) Mortgage warehouse loans represented participations in large lines of credit used to fund single family residential mortgages. During 2017, the Company made a strategic decision to discontinue these participations.

For a discussion of the Company’s loan segments refer to the “Loan Portfolio Segments” section within Note 4: Loan and Allowance for Loan Losses within the Notes to the Consolidated Financial Statements.
Real Estate Loans
Our real estate portfolio is comprised of construction and development loans, 1-4 family loans and commercial real estate loans. A breakdown of our commercial real estate portfolio by type and by geography (based upon location of collateral) as of December 31, 2020 and 2019 is presented below:

Commercial Loans
The Company provides a mix of variable- and fixed-rate commercial loans across various industries. We extend commercial loans on an unsecured and secured basis. Unsecured commercial loan balances totaled $142 million as of December 31, 2020 or 3% of the total loan portfolio.
A breakdown of the Company’s commercial loan portfolio as of December 31, 2020 and 2019 by industry is provided below:

Commercial Loan Portfolio by Industry
10%
6%
7%
7%
6%
6%
7%
8%
6%
6%
4%
6%
4%
5%
9%
7%
6%
5%
3%
5%
3%
4%
3%
5%
36%
26%
Health care
Real estate
Recreation
Sole Proprietors
Engineering & contracting
Security services
Automotive
Manufacturing
Restaurants
Rental services
Wholesalers
Professional services
Other
12/31/20
12/31/19

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:

	As of December 31, 2020
			Due after one year
	Due in one year or less		through five years		Due after five years
	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(Dollars in thousands)
Commercial	$46,976	$352,027	$273,802	$583,030	$12,949	$69,973	$1,338,757
Energy	52	246,304	487	98,390	—	—	345,233
Commercial real estate	98,658	138,233	330,031	302,813	34,673	275,126	1,179,534
Construction and land development	6,095	60,335	25,637	399,265	13,887	57,925	563,144
Residential and multifamily real estate	21,109	88,689	70,936	143,644	106,488	250,066	680,932
PPP	—	—	292,230	—	—	—	292,230
Consumer	10,653	12,373	4,883	8,729	—	18,632	55,270
Gross loans	$183,543	$897,961	$998,006	$1,535,871	$167,997	$671,722	$4,455,100
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
For a discussion of the evaluation of the Company’s allowance for loan losses refer to the “Allowance for Loan Losses” section in Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Period Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Beginning balance	$56,896	$37,826	$26,091	$20,786	$15,526
Provision for loan losses	56,700	29,900	13,500	12,000	6,500
Charge-offs:
Commercial	(31,205)	(7,954)	(976)	(5,822)	(1,078)
Energy	(5,091)	(3,000)	(1,256)	(1,090)	—
Commercial real estate	(1,584)	(441)	—	—	—
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	(445)	(8)	—	—	(13)
Mortgage warehouse	—	—	—	—	—
PPP	—	—	—	—	—
Consumer	(104)	(20)	(71)	(108)	(177)
Total charge-offs	(38,429)	(11,423)	(2,303)	(7,020)	(1,268)
Recoveries:
Commercial	75	15	462	301	—
Energy	—	576	75	—	—
Commercial real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	41	—	—	—	18
Mortgage warehouse	—	—	—	—	—
PPP	—	—	—	—	—
Consumer	12	2	1	24	10
Total recoveries	128	593	538	325	28
Net charge-offs	(38,301)	(10,830)	(1,765)	(6,695)	(1,240)
Balance at end of period	$75,295	$56,896	$37,826	$26,091	$20,786
Prior to the year ended December 31, 2019, the changes in the ALLL were primarily attributable to our loan growth.
The December 31, 2019 ALLL increased $19 million or 50% from the prior year. The year-over-year change in the allowance was the result of a $791 million increase in gross loans, net of unearned income that increased the required reserve by approximately $9 million. In addition, the allowance included a $13 million increase in the reserve associated with our impaired loans that was primarily the result of one nonperforming commercial loan relationship in which the borrower’s business and the value of the underlying collateral continued to deteriorate in the fourth quarter of 2019. The increase was partially offset by a decline in the energy portfolio’s qualitative loss factors due to stabilized oil prices and the current stage of the business cycle that resulted in a $3 million decline in the required reserve.
A discussion regarding changes to the December 31, 2020 ALLL is provided below.

Charge-offs and Recoveries
The below table provides the ratio of net charge-offs during the period to average loans outstanding based on our loan categories:

	For the Period Ended December 31,
	2020	2019	2018	2017	2016
Commercial	2.04%	0.64%	0.06%	1.04%	0.29%
Energy	1.34%	0.64%	0.43%	0.55%	—%
Commercial real estate	0.14%	0.05%	—%	—%	—%
Construction and land development	—%	—%	—%	—%	—%
Residential and multifamily real estate	0.07%	—%	—%	—%	(0.01)%
Mortgage warehouse	—%	—%	—%	—%	—%
PPP	—%	—%	—%	—%	—%
Consumer	0.22%	0.04%	0.17%	0.29%	0.91%
Total net charge-offs to average loans	0.89%	0.31%	0.07%	0.44%	0.11%
For the year ended December 31, 2020, charge-offs included: (i) $19 million related to a commercial loan that deteriorated and was substantially reserved for during 2019 that required a $2 million increase to the 2020 provision, (ii) $6 million related to a large commercial loan restructured in 2020 that required a $5 million increase to the 2020 provision, (iii) $6 million related to several, smaller commercial loans that required a $5 million increase to the 2020 provision, (iv) $5 million related to three energy loans that were classified or listed as special mention in 2019 and required a $4 million increase to the 2020 provision, and (iv) a $2 million charge-off related to a commercial real estate loan impacted by the COVID-19 pandemic that required a $1 million increase to the 2020 provision.
Charge-offs for the year ended December 31, 2019 included $8 million related to two commercial loans. The commercial loans were partially charged-off. In addition, one energy credit accounted for $3 million in charge-offs during 2019.
Provision
There are significant uncertainties regarding the ultimate effects of the COVID-19 pandemic. Depending upon the extent and duration of the future impact of the COVID-19 pandemic, we may need to make additional increases to our provision for loan losses in future periods. To the extent the pandemic continues to cause a recession or decrease economic activity for an extended time period, we expect our business and operations will be negatively impacted. Customers may seek additional loan modifications or restructuring or we may experience adverse movement in risk classifications, any of which could potentially result in the need to increase provisions and impact the ALLL. The December 31, 2020 provision increased primarily due to the reasons discussed below.
Substandard, Accruing Loans:
Prior to 2020, loans risk rated substandard or lower were considered impaired and evaluated on an individual basis. For the year ended December 31, 2020, loans risk rated substandard, on accrual and not a TDR, were evaluated collectively. The change in approach provided a better estimate of potential losses inherent in the substandard portfolio. Substandard, accruing loans not considered a TDR totaled $187 million at December 31, 2020 compared to $40 million at December 31, 2019. Substandard, accruing loans are discussed in additional detail below.
Grade Migration:
The Company downgraded approximately $843 million of loans between December 31, 2019 and 2020. Downgrades primarily resulted from the COVID-19 pandemic, lower economic activity and lower oil and gas prices. Loan categories significantly impacted by downgrades are discussed below.
Energy - The increase in supply realized during the first quarter of 2020 and decrease in demand for oil and natural gas created by the COVID-19 pandemic placed considerable pricing volatility and uncertainty in the market. As a result, $254 million of energy loans were downgraded, including $83 million downgraded to substandard and accruing in 2020. The downgrades increased the ALLL by approximately $11 million, including $8 million related to loans downgraded to substandard and accruing.
Commercial Real Estate (“CRE”) - The decline in economic activity in 2020 impacted our CRE borrowers. During 2020, the Company downgraded $336 million of CRE loans, including $196 million downgraded to watch, within our pass rated loan category, and $58 million downgraded to substandard and accruing. The downgrades increased the ALLL by approximately $8 million, including $6 million related to loans downgraded to substandard and accruing.

Commercial - The decline in economic activity in 2020 significantly impacted supply and demand for our borrowers’ products and services. As a result, $232 million of commercial loans were downgraded, including $56 million of loans listed as substandard and accruing. The downgrades increased the ALLL by approximately $6 million from December 31, 2019 to December 31, 2020.
Impaired Loans and Other Factors:
For the year ended December 31, 2020, the impaired loan portfolio increased the ALLL by $7 million after taking out the impact of the charge-offs mentioned above. Changes in qualitative and quantitative rates on pass rated loans increased the ALLL by $6 million primarily due to an increase in 2020 charge-offs that impacted the historical charge-off ratios and declines in economic activity offset by balance reductions on pass rated loans that decreased the ALLL by $4 million.
While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance to specific loan categories for the periods indicated:

	For the Period Ended December 31,
	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Commercial	$24,693	33%	$35,864	63%	$16,584	43%	$11,378	43%	$9,315	45%
Energy	18,341	24	6,565	12	10,262	27	7,726	30	6,053	29
Commercial real estate	22,354	29	8,085	14	6,755	18	4,668	18	3,755	18
Construction and land development	3,612	5	3,516	6	2,475	7	1,200	5	661	3
Residential and multifamily real estate	5,842	8	2,546	4	1,464	4	905	3	851	4
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
PPP	—	—	—	—	—	—	—	—	—	—
Consumer	453	1	320	1	286	1	214	1	151	1
Total allowance for loan losses	$75,295	100%	$56,896	100%	$37,826	100%	$26,091	100%	$20,786	100%
Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed assets held for sale and impaired securities. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under TDR that are not performing in accordance with their modified terms. For information regarding nonperforming loans and related accounting policies refer to the “Nonperforming Loans” section within Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements. For a breakout of the loan portfolio's nonaccrual loans refer to “Nonaccrual loans” within Note 4: Loans and Allowance for Loan Losses. For information on TDRs, refer to “Troubled Debt Restructurings” section in Note 4: Loans and Allowance for Loan Losses within the Notes to the Consolidated Financial Statements.
At December 31, 2020, nonperforming assets increased $31 million or 64% from 2019. $60 million of loans became nonperforming in 2020, offset by a $19 million charge-off in 2020 on a nonperforming loan with a balance of $21 million at December 31, 2019 and pay downs of $6 million related to December 31, 2019 nonperforming loans. A number of nonperforming loans were significantly impacted by the COVID-19 pandemic. Nonperforming loans included businesses in the following industries: (i) hotel, (ii) senior housing, and a few commercial credits. As of December 31, 2020, 34% of the nonperforming asset balance related to energy credits caused by volatility in the oil and natural gas market.
At December 31, 2019, nonperforming assets increased $30 million or 169% from 2018. During 2019, a commercial loan relationship with an outstanding balance of $30 million was restructured as a TDR due to financial problems. By December 31, 2019, the commercial TDR was in default of the modified terms as the borrower’s business and the value of the underlying collateral continued to deteriorate. This $30 million loan relationship was the primary reason for the increase in nonperforming assets and the increase in the ALLL to period end nonperforming loans.
During the year ended December 31, 2019, the Company foreclosed on $4 million of assets, including land and industrial assets. These assets related to one commercial loan and one commercial real estate loan. During the year ended December 31, 2020, these assets were written-down by $1 million and the industrial facilities were sold. In addition, the Company foreclosed on a commercial real estate building valued at $1 million. For information regarding the foreclosed assets held-for-sale refer to Note 8: Foreclosed Assets within the Notes to the Consolidated Financial Statements.

The following table presents the Company’s nonperforming assets for the dates indicated:

	For the Period Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans	$75,051	$39,675	$17,818	$5,417	$4,215
Loans past due 90 days or more and still accruing	1,024	4,591	—	—	—
Total nonperforming loans	76,075	44,266	17,818	5,417	4,215
Foreclosed assets held-for-sale	2,347	3,619	—	—	61
Total nonperforming assets	$78,422	$47,885	$17,818	$5,417	$4,276
ALLL to total loans	1.70%	1.48%	1.23%	1.30%	1.60%
ALLL to nonaccrual loans	100.33	143.41	212.30	481.68	493.14
ALLL to nonperforming loans	98.98	128.54	212.30	481.68	493.14
Nonaccrual loans to total loans	1.69	1.03	0.58	0.27	0.33
Nonperforming loans to total loans	1.71	1.15	0.58	0.27	0.33
Nonperforming assets to total assets	1.39%	0.97%	0.43%	0.18%	0.20%
During the year ended December 31, 2020, $1 million of interest income was recognized related to the $75 million in nonaccrual loans above. If the loans had been current in accordance with their original terms and had been outstanding through the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2020 would have been $2 million.
During the year ended December 31, 2019, $1 million of interest income was recognized related to the $40 million in nonaccrual loans above. If the loans had been current in accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2019 would have been approximately $3 million.
Other Asset Quality Metrics
Other asset quality metrics management reviews include loans past due 30 - 89 days and classified loans. The Company defines classified loans as loans categorized as substandard - performing, substandard - nonperforming, doubtful or loss. For the definitions of substandard, doubtful and loss, refer to the “Loans by Risk Rating” section within Note 4: Loan and Allowance for Loan Losses in the Notes to the Consolidated Financial Statements.
The increase in December 31, 2020 loans past due between 30 and 89 days was driven by a commercial loan and a commercial real estate loan. The commercial loan matured during the fourth quarter of 2020. The Company is working with the borrower to renew the loan. The commercial real estate loan is in the hotel industry, which has been impacted by the COVID-19 pandemic.
During the year ended December 31, 2020, the Company continually analyzed the impact of the COVID-19 pandemic and reduction in oil and gas prices. Our discussion regarding grade migration is provided within the “provision” section above.

The following table summarizes our loans past due 30 - 89 days, classified assets and related ratios:

	For the Period Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$10,137	$6,292	$3,062	$2,582	$4,716
60 - 89 days past due	7,941	530	619	15,348	—
Total 30 - 89 days past due	$18,078	$6,822	$3,681	$17,930	$4,716
Loans 30 - 89 days past due / gross loans	0.41%	0.18%	0.12%	0.90%	0.36%
Classified Loans
Substandard - performing	$211,008	$47,221	$79,542	$36,091	$40,359
Substandard - nonperforming	70,734	34,192	16,705	4,192	4,215
Doubtful	4,315	5,483	5,197	1,224	—
Loss	—	—	—	—	—
Total classified loans	286,057	86,896	101,444	41,507	44,574
Foreclosed assets held for sale	2,347	3,619	—	—	61
Total classified assets	$288,404	$90,515	$101,444	$41,507	$44,635
Classified loans / (total capital + ALLL)	40.9%	13.2%	19.2%	13.3%	18.9%
Classified assets / (total capital + ALLL)	41.2%	13.7%	19.2%	13.3%	18.9%
ALLL to total loans	1.70%	1.48%	1.23%	1.30%	1.60%
Net charge-offs to average loans	0.89%	0.31%	0.07%	0.44%	0.11%
Investment Portfolio
Our investment portfolio is governed by our investment policy that sets our objectives, limits and liquidity requirements among other items. The portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of our investment portfolio is to optimize earnings, manage credit risk, ensure adequate liquidity, manage interest rate risk, meet pledging requirements and meet regulatory capital requirements. Our investment portfolio is generally comprised of government sponsored entity securities and U.S. state and political subdivision securities with limits set on all types of securities.
At the date of purchase, all debt securities are classified as available-for-sale securities. Since interest rates move in cycles, having an available-for-sale portfolio allows management to: (i) protect against additional unrealized market valuation losses; (ii) provide more liquidity as rates rise, which often coincides with increasing loan demand and slower deposit growth; and (iii) generate more money to reinvest when rates are higher giving the institution an opportunity to lock in higher yields. In the event the available-for-sale portfolio becomes too large given the constraints set in the policy, investments may be classified as held-to-maturity. Held-to-maturity classification will only be used if we have the intent and ability to hold the investment to its maturity.
At December 31, 2020, available-for-sale debt securities decreased $85 million or 11% from the prior year. As part of management’s investment strategy during 2020, the Company chose not to replace all of the cash flows associated with mortgage-backed security prepayments and realize gains from selling securities that were adversely impacted by the COVID-19 pandemic or at risk of possible downgrades. Securities showing signs of credit stress, faster prepayments and low reinvestment yield options were analyzed to ensure adequate levels of risk were maintained within the portfolio. As of December 31, 2020, the securities portfolio had $39 million in unrealized gains.
During the year ended December 31, 2020, the Company acquired an $11 million privately-held, equity security as part of a loan restructuring. Refer to the “Equity Securities” section in Note 3: Securities within the Notes to the Consolidated Financial Statements for additional information.
During 2019, the investment portfolio increased to manage our liquidity position. In 2018, the investment portfolio declined from the prior year as we moved liquid assets to support higher yielding assets. Prior to fiscal year 2018, we purchased securities of states of the U.S. and political subdivisions as part of our tax and liquidity strategies.
For information related to the book value and fair value of our available-for-sale debt securities at December 31, 2020 and 2019 refer to the “Available-for-Sale Securities” segment in Note 3: Securities within the Notes to the Consolidated Financial Statements. For information related to the investment maturity schedule and weighted average yield for each range of maturities refer to the “Maturity Schedule” segment in Note 3: Securities within the Notes to the Consolidated Financial Statements.
Bank-Owned Life Insurance (“BOLI”)
The Company maintains investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. The decline in yield between December 31, 2019 and December 31, 2020 is attributable to the insurance carrier’s underlying investments and operating costs that decreased overall income on the underlying asset. Yield declined between 2017 and 2018 as a result of the 2017 Tax Act, which lowered the tax rate for corporations.
The following table provides the balance of BOLI income earned and tax-equivalent yield for the periods indicated:

	As of or For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Ending balance	$67,498	$65,689	$63,811	$61,842	$35,390
Income earned	$1,809	$1,878	$1,969	$1,452	$390
Tax-equivalent yield(1)	3.4%	3.6%	3.9%	4.6%	4.7%
(1) Tax exempt income is calculated on a tax-equivalent basis. BOLI income is exempt from federal and state taxes. The incremental tax rate used is 24.7% between 2018 and 2020 and 35% in 2016 and 2017.

Deposits
Deposits come through our markets as well as through participation in certain online programs. The Company offers a variety of deposit products including noninterest-bearing demand deposits and interest-bearing deposits that include transaction accounts (including NOW accounts), savings accounts, money market accounts, and certificates of deposit. The Bank also acquires brokered deposits, internet subscription certificates of deposit, and reciprocal deposits through the Intrafi Network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) program. The Company is a member of the Intrafi Network which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250 thousand. The Intrafi Network allows institutions to break large deposits into smaller amounts and place them in a network of other Intrafi Network institutions to ensure full FDIC insurance is gained on the entire deposit.
Our asset growth required us to place a greater emphasis on both interest and noninterest-bearing deposits. Deposit accounts are added by loan cross-selling, client referrals and involvement within our community.

At December 31, 2020, deposits grew $771 million or 20% from the prior year. Deposit growth was driven by demand in our ICS deposit product that increased $516 million from the prior year. The ICS product provided customers with the ability to manage their cash flow during the COVID-19 pandemic while providing insurance. In addition, our interest-bearing checking accounts saw higher demand due to PPP loan fundings. Year-over-year, time deposits declined by $196 million or 16% and money market deposits declined by $52 million as customers moved into more attractive products.
During 2019, deposits grew $716 million or 22% from the prior year. Transaction deposits increased from the prior year due to the offering of a new deposit product and customer growth through our relationship model. In addition, we saw increased interest in our money market accounts. Our time deposits increased due to our attractive interest rates on short-term CDs. During 2018, the Company introduced a deposit fee reimbursement program. The program attracted customers into noninterest bearing deposits that drove the growth in our noninterest-bearing deposits.
The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Noninterest-bearing deposits	$718,459	15%	$521,826	13%	$484,284	15%	$290,906	13%	$198,088	12%
Transaction deposits	778,124	17	259,435	7	82,593	3	51,788	2	40,619	2
Savings and money market deposits	2,154,675	46	1,902,752	48	1,631,543	51	1,209,092	52	940,854	56
Time deposits(1)	1,043,482	22	1,239,746	32	1,009,677	31	751,578	33	514,740	30
Total deposits	$4,694,740	100%	$3,923,759	100%	$3,208,097	100%	$2,303,364	100%	$1,694,301	100%
Total uninsured deposits(2)	$2,223,586		$1,873,794		$1,544,531		$905,461		$598,629
(1) Includes $188 million, $392 million, $343 million, $240 million and $135 million of brokered deposits, representing 18%, 32%, 34%, 32% and 26% of time deposits for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(2) Based on estimated amounts of uninsured deposits and are based on the same methodologies and assumptions used for the bank’s regulatory reporting requirements.

The following table sets forth the maturity of time deposits as of December 31, 2020:

	As of December 31, 2020
	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(Dollars in thousands)
Time deposits in excess of FDIC insurance limit	$97,854	$111,596	$73,258	$44,680	$327,388
Time deposits below FDIC insurance limit	215,965	201,840	167,414	130,875	716,094
Total time deposits	$313,819	$313,436	$240,672	$175,555	$1,043,482
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
The following table sets forth the amounts outstanding and weighted average interest rate of our borrowings as of the dates indicated:

	As of December 31,
	2020		2019		2018
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Repurchase agreements	$2,306	0.15%	$14,921	1.00%	$75,406	1.54%
Federal funds purchased	—	—	—	—	—	—
FHLB borrowings(1)	293,100	1.78	358,743	1.84	312,985	1.89
Trust preferred securities(2)	963	1.96	921	3.63	884	4.53
Total other borrowings	$296,369	1.77%	$374,585	1.81%	$389,275	1.83%
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

For a description and general terms of the other borrowed funds, refer to Note 10: Borrowing Arrangements within the Notes to the Consolidated Financial Statements.

The following table sets forth the maximum amount at any month end during the reporting period, the weighted average interest rate and the average balance of other borrowings during the reported period for the years indicated:

	For the Year Ended December 31,
	2020			2019			2018
	Maximum Amount Outstanding at Any Month End	Average Amount	Weighted Average Interest Rate	Maximum Amount Outstanding at Any Month End	Average Amount	Weighted Average Interest Rate	Maximum Amount Outstanding at Any Month End	Average Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Repurchase agreements	$57,259	$32,265	0.49%	$72,048	$43,845	1.32%	$124,765	$77,232	1.30%
Federal funds purchased	30,000	2,589	0.19	25,000	672	1.96	55,000	2,781	2.36
Federal reserve discount window	15,000	1,055	0.24	—	—	—	—	—	—
FHLB borrowings(1)	470,659	382,047	1.66	388,743	322,060	1.98	313,024	313,979	1.86
TIB line of credit	—	—	—	—	—	—	10,000	1,833	5.19
Trust preferred securities	$963	939	11.34	$921	899	16.34	$884	864	11.77
Total other borrowings		$418,895	1.58%		$367,476	1.93%		$396,689	1.79%
(1) Includes FHLB advances and FHLB line of credit.
Liquidity
Liquidity is the ability to generate adequate amounts of cash from depositors, stockholders, profits or other funding sources, to meet our needs for cash, including payments to borrowers, operational costs, capital requirements and other strategic cash flow needs.
Our liquidity policy governs our approach to our liquidity position. The objective is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of our clients while attempting to achieve adequate earnings for our stockholders. Our liquidity position is monitored continuously by our finance department.
Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the balance sheet; and (ii) off-balance sheet liquidity resources, which represent funds available from third-party sources. On-balance sheet liquidity resources include overnight funds, short-term deposits with other banks, available-for-sale (“AFS”) securities, and certain other sources. Off-balance sheet liquidity resources consist of credit lines, wholesale deposits and debt funding and certain other sources.
On-balance sheet liquidity resources can be broken down into three sections: (i) primary liquidity resources, which represent liquid funds that are on the balance sheet; (ii) tertiary liquidity resources, which represent assets that can be sold into the secondary market; and (iii) public funds, which represent deposits. Primary liquidity resources include overnight funds plus short-term, interest-bearing deposits with other banks and unpledged AFS securities. Tertiary liquidity resources include loans that can be sold into the secondary market or through participation and unpledged securities classified as held-to-maturity. Public funds are another source of wholesale deposits as they require collateral.
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
Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan portfolio and security portfolio, increases in client deposits and wholesale deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2020 and 2019. As of December 31, 2020, we had cash and cash equivalent of $409 million compared to $187 million at December 31, 2019. The change in cash and cash equivalents was due to an $80 million increase in cash provided by operating activities, a $686 million increase in cash provided by financing activities and net cash used in investing activities of $545 million. During 2020, liquid assets increased as an indirect result of the COVID-19 pandemic. The proceeds from PPP loans increased demand deposits and the Company’s overall liquidity as PPP loan proceeds waited to be disbursed. Loan growth was lower than deposit growth as customers protected their liquid positions. In addition, the Company was able to payoff matured borrowings without replacing it with new debt. Our portfolio of on-balance sheet and off-balance sheet liquidity continues to exceed the amount we estimate we would need to manage through an adverse liquidity event.
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
As of December 31, 2020, 2019, and 2018, we had the following available funding:

	As of December 31,
	2020	2019	2018
	(Dollars in thousands)
On-balance sheet liquidity(1)	$1,046,110	$888,080	$769,491
Off-balance sheet liquidity(2)	756,325	524,332	450,101
Total liquidity	$1,802,435	$1,412,412	$1,219,592
On-balance sheet liquidity(1) as a percent of assets	19%	18%	19%
Total liquidity as a percent of assets	32%	29%	30%
(1) On-balance sheet liquidity represents funds currently on the balance sheet. It consists of overnight funds, short-term deposits with other banks, available-for-sale securities, and other assets.
(2) Off-balance sheet liquidity represents funds available from third-party sources including credit lines, wholesale deposits, debt funding, and other sources
Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Refer to Item 1. Business under the “Supervision and Regulation” section for a detailed discussion regarding our capital requirements.
The Company monitors our capital ratios using forecasts and stress testing. Based on our capital ratios in 2019 and 2020 we were considered well-capitalized. As of December 31, 2020, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification.
Refer to Note 13: Regulatory Matters in the Notes to the Consolidated Financial Statements for the table that summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2020 and 2019. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” for the periods ended December 31, 2020 and 2019.

Stockholders’ Equity
Prior to our IPO in 2019, the Company’s increase in equity primarily came from private placements. During 2020, the Company’s equity increased due to net income and an increase in the unrealized gain on available-for-sale debt securities as a result of the lower interest rate environment. The following graph presents total stockholders’ equity and book value per share as of the end of the periods indicated:
Changes in stockholders’ equity are provided in the Consolidated Statements of Stockholders’ Equity and in Note 22: Stock Offerings and Repurchases within the Notes to the Consolidated Financial Statements.
Contractual Obligations
Refer to Note 10: Borrowing Arrangements within the Notes to the Consolidated Financial Statements for a listing of our December 31, 2020 significant contractual cash obligations to third parties on debt obligations. Refer to Note 18: Operating Leases within the Notes to the Consolidated Financial Statements for a summary of our contractual cash obligations to third parties on lease obligations. Contractual obligations may be satisfied through our on-balance sheet and off-balance sheet liquidity discussed above.
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
The following is a summary of our off-balance sheet commitments outstanding as of the dates presented:

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Commitments to fund commercial loans	$714,315	$602,456	$597,534	$424,338	$215,891
Other loan commitments	808,319	884,069	767,629	730,500	355,289
Standby letters of credit	48,607	39,035	32,439	33,137	30,609
Lease agreement	—	20,935	19,054	19,054	—
Total	$1,571,241	$1,546,495	$1,416,656	$1,207,029	$601,789

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
•A gap report measures the repricing volume of assets and liabilities by time period. The difference between repricing assets and repricing liabilities for a particular time period is known as the periodic repricing gap. Using this method, it is possible to estimate the impact on earnings of a given rate change. As a method of evaluating interest rate risk, the gap report is a reasonably accurate method of assessing earnings exposure. However, its reliability diminishes as balance sheet complexity increases. Optionality and other factors complicate the analysis.
•An earnings simulation measures the effect of changing interest rates on net interest income and earnings. Earnings simulation is more detailed than gap analysis. Under this approach, the repricing characteristics of each asset and liability instrument are programmed into a computer simulation model. This programming allows the Bank to refine important characteristics such as caps, floors, and time lag. It also allows the Bank to include the impact of new business activity in the analysis. Gap reporting only considers the existing balance sheet position.
•Economic Value of Equity (“EVE”) is a valuation approach to measuring long-term interest rate risk exposure. This approach considers all future time periods, which provides an advantage over earnings simulation. However, a negative attribute of EVE is that it assumes a sustained change in rates, which is never the case in the long-term. This seeks to compute the financial risk of having a duration mismatch between assets and funding.
In addition, the FMC compares the current interest rate risk position to policy limits. This procedure is compliance oriented and results in either a pass or fail outcome. When the balance sheet is in compliance, no further action is necessary. In instances of noncompliance, the FMC will develop a plan of action to correct the condition. A summary of the plan and its timing for completion will be forwarded to the board of directors each quarter until compliance is reestablished.
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
When evaluating balance sheet rate sensitivity, a proper analysis of total funding is of critical importance. The funding side of the balance sheet can be segregated into three broad categories, as follows: (i) funding with defined maturity dates; (ii) non-maturity deposits; and (iii) perpetual funding.
•Funding with defined maturity dates includes certificates of deposit and borrowed funds. The repricing analysis requires a twofold statement of behavior for each balance sheet category. It requires a cash flow schedule for principal and interest payments and a repricing schedule of rate adjustments. Once the cash flow and repricing projections are developed, the category can be analyzed for interest rate risk exposure.
•Non-maturity deposits tend to be a longer term, less volatile source of funds. Non-maturity deposits have very short contractual lives. The Bank uses historical analysis to develop its decay assumptions, but it looks at aggregate account types rather than individual clients. The review analyzes both non-maturity deposits as a whole and individual deposit categories.
•Perpetual funding is the most stable and least costly source of funding. Its main component is equity capital. It has a zero interest rate and cannot be withdrawn by stockholders because of a rate change. In effect, it is a perpetual source of free funding.
To ensure a formal evaluation process, periodic independent evaluations are conducted and documented. Such evaluation consists primarily of: (i) an assessment of internal controls; (ii) an evaluation of data integrity; (iii) the appropriateness of the risk management system; (iv) the reasonableness of validity scenarios; (v) a review of the FMC policy; and (vi) validation of calculations. In addition, to ensure the model is working as expected a back test of the model is completed at least annually.
All of the assumptions used in our analysis are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results may differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month horizon based upon parallel and nonparallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Nonparallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve.
Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 5% for a -100 basis point shift, 5% for a 100 basis point shift, 10% for a 200 basis point shift, 15% for a 300 basis point shift, and 20% for a 400 basis point shift.
The Company has several instruments that can be used to manage interest rate risk, including: (i) modifying the duration of interest-bearing liabilities; (ii) modifying the duration of interest-earning assets, including our investment portfolio; and (iii) entering into on-balance sheet derivatives. As of December 31, 2020, we have not entered into instruments such as leveraged derivatives or financial options to mitigate interest rate risk from specific transactions. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk.

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

Hypothetical Change in Interest Rate - Rate Shock
	December 31, 2020		December 31, 2019
Change in Interest Rate (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	1.2%	(10.3)%	7.7%	(4.4)%
+200	0.4	(6.2)	5.6	(0.8)
+100	(0.3)	(2.8)	3.0	0.4
Base	—	—	—	—
-100	NA(1)	NA(1)	(3.6)%	0.1%
(1) The Company decided to exclude the down rate environment from its analysis for the period ended December 31, 2020 due to the already low interest rate environment.

Hypothetical Change in Interest Rate - Rate Ramp
	December 31, 2020	December 31, 2019
Change in Interest Rate (Basis Points)	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+300	0.9%	9.1%
+200	0.3	6.2
+100	(0.1)	3.1
Base	—	—
-100	NA(1)	(3.2)%
(1) The Company decided to exclude the down rate environment from its analysis for the period ended December 31, 2020 due to the already low interest rate environment.
The hypothetical negative change in net interest income as of December 31, 2020 in an up 100 environment is primarily due to floors placed on variable rate loans that limit interest income growth as rates start to rise. In an up 200 and 300 environment, floors on variable rate loans become less effective and earning assets reprice faster than interest-bearing liabilities. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans or those maturing in one year was 74%.
The models the Company uses include assumptions regarding interest rates and balance changes.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, among other factors.

Selected Quarterly Financial Data (unaudited)
The following table presents selected quarterly financial data for the fiscal years ended December 31, 2020 and 2019:

	2020 Quarters				2019 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
Interest income	$49,534	$48,452	$51,254	$54,208	$55,180	$55,529	$54,192	$51,317
Interest expense	7,997	9,125	10,097	15,980	18,001	19,743	19,318	17,712
Net interest income	41,537	39,327	41,157	38,228	37,179	35,786	34,874	33,605
Net income (loss)	8,094	8,006	(7,356)	3,857	(700)	10,384	9,439	9,350
Preferred stock dividends	—	—	—	—	—	—	—	175
Net income (loss) available to common stockholders	8,094	8,006	(7,356)	3,857	(700)	10,384	9,439	9,175
Total assets	5,659,303	4,651,313	4,473,182	4,266,369	4,107,215	3,716,538	3,549,126	3,206,791
Borrowings and repurchase agreements	373,664	357,614	364,246	368,597	388,391	483,145	387,543	387,538
Preferred stock, liquidation value	—	—	—	—	30,000	30,000	30,000	30,000
Basic earnings (loss) per share	0.16	0.15	(0.14)	0.07	(0.01)	0.22	0.21	0.20
Diluted earnings (loss) per share	$0.15	$0.15	$(0.14)	$0.07	$(0.01)	$0.21	$0.20	$0.20
Overview

	For the Quarter Ended		Year-over-Year Change		For the Quarter Ended	Linked Quarter Change
	December 31, 2020	December 31, 2019	$	%	September 30, 2020	$	%
	(Dollars in thousands, except per share data)
Interest Income	$49,534	$55,180	$(5,646)	(10)%	$48,452	$1,082	2%
Interest Expense	7,997	18,001	(10,004)	(56)	9,125	(1,128)	(12)
Net Interest Income	41,537	37,179	4,358	12	39,327	2,210	6
Provision for loan losses	10,875	19,350	(8,475)	(44)	10,875	—	—
Noninterest income	2,949	2,182	767	35	4,063	(1,114)	(27)
Noninterest expense	23,732	21,881	1,851	8%	23,011	721	3
Income (loss) before income taxes	9,879	(1,870)	11,749	NA	9,504	375	4
Income tax expense (benefit)	1,785	(1,170)	2,955	NA	1,498	287	19
Net income (loss)	$8,094	$(700)	$8,794	NA	$8,006	$88	1%
Basic Earnings (loss) Per Share	$0.16	$(0.01)	$0.17		$0.15	$0.01
Diluted Earnings (loss) Per Share	$0.15	$(0.01)	$0.16		$0.15	$—

Net Interest Income
Interest income for the fourth quarter of 2020 declined as compared to the fourth quarter of 2019 due to a lower interest rate environment, partially offset by a $724 million increase in interest-earning assets. Interest income increased for the fourth quarter of 2020 on a linked-quarter basis primarily due to PPP loan fees recognized during the quarter.
Interest expense for the fourth quarter of 2020 declined as compared to the fourth quarter of 2019 as a result of a lower interest rate environment, partially offset by a $478 million increase in interest-bearing funds. Interest expense for the fourth quarter of 2020 declined on a linked-quarter basis primarily due to reductions in other borrowings outstanding and renewals of time deposits at lower interest rates.
The fourth quarter of 2020 tax-equivalent net interest margin was 3.12%, an increase from 2.98% in the prior quarter and a decline from 3.23% in the fourth quarter of 2019 as a result of the changes mentioned above.
Provision for Loan Losses
The provision for loan losses for the fourth quarter of 2020 declined from the prior year primarily due to a $16 million increase in the provision on a large loan that deteriorated in the fourth quarter of 2019. On a linked-quarter basis, the provision for loan losses for the fourth quarter of 2020 remained unchanged.
Noninterest Income
For the fourth quarter of 2020, the Company increased fee income commensurate with its customer growth and recorded stronger credit card interchange fees and other service charges than in 2019. Because of the interest rate environment, the Company had less activity in the back-to-back swap program. In addition, a borrower with a back-to-back swap was downgraded and resulted in a $300 thousand loss related to the CVA.
Noninterest Expense
During the fourth quarter of 2020, occupancy costs increased $379 thousand or 19% from the prior year and increased $283 thousand or 13% from the quarter ended September 30, 2020 due to our two new locations. Fourth quarter 2020 salary and employee benefit costs increased $907 thousand or 7% from the prior year and increased $97 thousand or 1% on a linked quarter basis due to an increase in performance based compensation. Deposit insurance premiums increased $384 thousand or 50% year-over-year and $55 thousand or 5% on a linked quarter basis. The increase in deposit insurance premiums is driven by changes in assets, asset quality and equity. Overall, the Company continues to realize benefits from reduced travel, entertainment, and other discretionary spending as a result of the COVID-19 pandemic.
Incomes Taxes
Year-over-year fourth quarter 2020 income taxes increased from the same period in 2019 primarily due to an increase in taxable income. On a linked-quarter basis, fourth quarter 2020 income tax remained flat. The Company benefited from the tax-exempt municipal bond portfolio and bank-owned life insurance in 2019 and 2020.
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
The Company qualifies as an EGC under the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period when complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would apply to private companies; however, the EGC can still early adopt new or revised accounting standards, if applicable. We have elected to take advantage of this extended transition period, which means the financial statements in this Form 10-K, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to private companies, unless stated otherwise. This decision will remain in effect until the Company loses its EGC status.

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

The Company has not made any material changes in the accounting methodology used to record the ALLL during the past three years except for the change described in the “Changes Affecting Comparability” section in Note 1: Nature of Operations and Summary of Significant Accounting Policies.

Based on current applicable GAAP guidance, the Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record the ALLL.

See the Recent Accounting Pronouncements section for an update regarding Accounting Standard Update (“ASU”) 2016-13 that will impact the accounting methodology used to record the ALLL.

If actual results are materially different from the judgments and uncertainties made, the Company would be required to increase (decrease) its loan provision resulting in a decrease (increase) in net income.

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
Deferred Tax Asset:

The Company accounts for income taxes in accordance with income tax accounting guidance. Accordingly, we record a net deferred tax asset or liability based on the tax effects of the differences between the book and tax bases of assets and liabilities. If currently available information indicates it is “more likely than not” that the net deferred tax asset will not be realized, a valuation allowance is established. Net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Company is subject to various state tax rates that impact the overall effective tax rate. Changes in income received from various states may increase or decrease the effective tax rate in the future.

Based on current applicable GAAP guidance, the Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record the deferred tax asset.

In the event the Company was required to change the effective tax rate used to calculate the deferred tax asset, a rate decrease would result in a lower deferred tax asset and net income while a rate increase would result in a higher deferred tax asset and net income.
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

The Company completed parallel runs in 2019. Throughout 2020, the Company continued to perform parallel runs using 2020 data and continued to recalibrate inputs as necessary. The Company is evaluating the internal control changes that will be necessary to transition to the third-party platform.

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

The update requires a modified retrospective approach to each lease that existed at the date of initial application as well as leases entered into after that date with the option to elect certain practical expedients.

The update will also increase disclosures around leases, including qualitative and specific quantitative measures.
The Company expects to implement this standard on January 1, 2022, unless the Company loses its EGC status during 2021. If EGC status changes, the Company would be required to implement the ASU as of the beginning of 2021.	The Company expects to apply the update as of the beginning of the period of adoption and the Company does not plan to restate comparative periods. The Company expects to elect certain optional practical expedients.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The information included under the caption “Interest Rate Sensitivity” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
CrossFirst Bankshares, Inc.
Leawood, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CrossFirst Bankshares, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Kansas City, Missouri February 26, 2021

CrossFirst Bankshares, Inc.
Consolidated Balance Sheets

	As of December 31,
	2020	2019
	(Dollars in thousands)
Assets
Cash and cash equivalents	$408,810	$187,320
Available-for-sale securities - taxable	177,238	296,047
Available-for-sale securities - tax-exempt	477,350	443,426
Loans, net of allowance for loan losses of $75,295 and $56,896 at December 31, 2020 and 2019, respectively	4,366,602	3,795,348
Premises and equipment, net	70,509	70,210
Restricted equity securities	15,543	17,278
Interest receivable	17,236	15,716
Foreclosed assets held for sale	2,347	3,619
Goodwill and other intangible assets, net	208	7,694
Bank-owned life insurance	67,498	65,689
Other assets	55,962	28,886
Total assets	$5,659,303	$4,931,233
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$718,459	$521,826
Savings, NOW and money market	2,932,799	2,162,187
Time	1,043,482	1,239,746
Total deposits	4,694,740	3,923,759
Federal funds purchased and repurchase agreements	2,306	14,921
Federal Home Loan Bank advances	293,100	358,743
Other borrowings	963	921
Interest payable and other liabilities	43,766	31,245
Total liabilities	5,034,875	4,329,589
Stockholders’ equity
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 52,289,129 and 51,969,203 shares at December 31, 2020 and 2019, respectively	523	520
Treasury stock, at cost:
609,613 and 0 shares held at December 31, 2020 and 2019, respectively	(6,061)	—
Additional paid-in capital	522,911	519,870
Retained earnings	77,652	64,803
Accumulated other comprehensive income	29,403	16,451
Total stockholders’ equity	624,428	601,644
Total liabilities and stockholders’ equity	$5,659,303	$4,931,233

See Notes to Consolidated Financial Statements	75

CrossFirst Bankshares, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$183,738	$191,527	$130,075
Available-for-sale securities - taxable	5,073	8,540	7,972
Available-for-sale securities - tax-exempt	13,013	12,011	14,757
Deposits with financial institutions	639	3,053	3,096
Dividends on bank stocks	985	1,087	980
Total interest income	203,448	216,218	156,880
Interest Expense
Deposits	36,585	67,668	39,372
Fed funds purchased and repurchase agreements	164	592	1,068
Federal Home Loan Bank Advances	6,341	6,367	5,841
Other borrowings	109	147	231
Total interest expense	43,199	74,774	46,512
Net Interest Income	160,249	141,444	110,368
Provision for Loan Losses	56,700	29,900	13,500
Net Interest Income after Provision for Loan Losses	103,549	111,544	96,868
Non-interest Income
Service charges and fees on customer accounts	2,803	604	444
Gain on sale of available-for-sale debt securities	1,704	987	538
Impairment of premises and equipment held for sale	—	(424)	(171)
Gain on sale of loans	44	207	827
Income from bank-owned life insurance	1,809	1,878	1,969
Swap fees and credit valuation adjustments, net	(204)	2,753	285
ATM and credit card interchange income	4,379	1,785	1,224
Other non-interest income	1,198	917	967
Total non-interest income	11,733	8,707	6,083
Non-interest Expense
Salaries and employee benefits	57,747	57,114	56,118
Occupancy	8,701	8,349	8,214
Professional fees	4,218	2,964	3,320
Deposit insurance premiums	4,301	2,787	3,186
Data processing	2,719	2,544	1,995
Advertising	1,219	2,455	2,691
Software and communication	3,750	3,317	2,630
Foreclosed assets, net	1,239	84	—
Goodwill impairment	7,397	—	—
Other non-interest expense	8,677	8,026	7,601
Total non-interest expense	99,968	87,640	85,755
Net Income Before Taxes	15,314	32,611	17,196
Income tax expense (benefit)	2,713	4,138	(2,394)
Net Income	$12,601	$28,473	$19,590
Basic Earnings Per Share	$0.24	$0.59	$0.48
Diluted Earnings Per Share	$0.24	$0.58	$0.47

See Notes to Consolidated Financial Statements	76

CrossFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net Income	$12,601	$28,473	$19,590
Other Comprehensive Income
Unrealized gain (loss) on available-for-sale securities	18,847	26,682	(12,755)
Less: income tax (benefit)	4,606	6,545	(3,125)
Unrealized gain (loss) on available-for-sale securities, net of income tax (benefit)	14,241	20,137	(9,630)
Reclassification adjustment for realized gains included in income	1,704	987	538
Less: income tax	415	242	132
Less: reclassification adjustment for realized gains included in income, net of income tax	1,289	745	406
Other comprehensive income (loss)	12,952	19,392	(10,036)
Comprehensive Income	$25,553	$47,865	$9,554

See Notes to Consolidated Financial Statements	77

CrossFirst Bankshares, Inc.
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares(1)	Amount(1)	Capital	Earnings(1)	Income (Loss)	Stock	Total
	(Dollars in thousands)
December 31, 2017	1,200,000	$12	30,686,256	$307	$256,108	$23,694	$7,026	$—	$287,147
Net income	—	—	—	—	—	19,590	—	—	19,590
Change in unrealized depreciation on available-for-sale securities	—	—	—	—	—	—	(10,036)	—	(10,036)
Issuance of shares	—	—	14,805,128	148	204,141	(74)	—	—	204,215
Issuance of shares from equity-based awards	—	—	352,746	4	(2,134)	(1)	—	—	(2,131)
Retired shares	—	—	(769,808)	(8)	(8,218)	(2,798)	—	—	(11,024)
Preferred dividends declared	—	—	—	—	—	(2,100)	—	—	(2,100)
Employee receivables from sale of stock	—	—	—	—	11	60	—	—	71
Stock-based compensation	—	—	—	—	4,439	—	—	—	4,439
Employee stock purchase plan additions	—	—	—	—	165	—	—	—	165
December 31, 2018	1,200,000	12	45,074,322	451	454,512	38,371	(3,010)	—	490,336
Net income	—	—	—	—	—	28,473	—	—	28,473
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	19,392	—	19,392
Issuance of shares	—	—	6,851,213	68	88,803	—	—	—	88,871
Issuance of shares from equity-based awards	—	—	53,668	1	(246)	—	—	—	(245)
Retired shares	(1,200,000)	(12)	(10,000)	—	(30,088)	(55)	—	—	(30,155)
Preferred dividends declared	—	—	—	—	—	(175)	—	—	(175)
Employee receivables from sale of stock	—	—	—	—	6	111	—	—	117
Stock-based compensation	—	—	—	—	4,688	—	—	—	4,688
Employee stock purchase plan additions	—	—	—	—	36	—	—	—	36
Adoption of ASU 2016-01	—	—	—	—	—	(69)	69	—	—
Adoption of ASU 2018-07, net of tax of $306	—	—	—	—	2,159	(1,853)	—	—	306
December 31, 2019	—	—	51,969,203	520	519,870	64,803	16,451	—	601,644
Net income	—	—	—	—	—	12,601	—	—	12,601
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	—	12,952	—	12,952
Issuance of shares from equity-based awards	—	—	319,926	3	(1,087)	—	—	—	(1,084)
Open market common share repurchases	—	—	(609,613)	—	—	—	—	(6,061)	(6,061)
Employee receivables from sale of stock	—	—	—	—	3	44	—	—	47
Stock-based compensation	—	—	—	—	4,321	—	—	—	4,321
Employee stock purchase plan additions	—	—	—	—	42	—	—	—	42
Performance award adjustment as a result of ASU 2018-07, net of tax	—	—	—	—	(238)	204	—	—	(34)
December 31, 2020	—	$—	51,679,516	$523	$522,911	$77,652	$29,403	$(6,061)	$624,428
(1) Share data has been adjusted to reflect a 2-for-1 stock split effected in the form of a dividend on December 21, 2018.

See Notes to Consolidated Financial Statements	78

CrossFirst Bankshares, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Operating Activities
Net income	$12,601	$28,473	$19,590
Items not requiring (providing) cash
Depreciation and amortization	5,252	5,318	4,675
Provision for loan losses	56,700	29,900	13,500
Accretion of discounts and amortization of premiums on securities	6,084	5,568	5,340
Equity based compensation	4,363	4,725	4,604
(Gain) loss on disposal of fixed assets	101	101	(4)
Loss on sale of foreclosed assets	1,156	4	—
Gain on sale of loans	(44)	(207)	(827)
Deferred income taxes	(5,257)	(3,486)	(239)
Net increase in bank-owned life insurance	(1,809)	(1,878)	(1,969)
Net realized gains on available-for-sale debt and equity securities	(1,704)	(1,049)	(538)
Impairment of assets held for sale	—	424	171
Goodwill impairment	7,397	—	—
Dividends on Federal Home Loan Bank stock	(983)	(1,083)	(975)
Changes in
Interest receivable	(1,520)	(1,624)	(1,883)
Other assets	(149)	(3,618)	(3,183)
Other liabilities	(1,735)	12,262	7,588
Net cash provided by operating activities	80,453	73,830	45,850
Investing Activities
Net change in loans	(640,029)	(805,946)	(1,066,483)
Purchases of available-for-sale securities	(76,218)	(233,116)	(209,290)
Proceeds from maturities of available-for-sale securities	142,057	75,478	47,157
Proceeds from sale of available-for-sale securities	31,810	100,907	183,987
Proceeds from the sale of foreclosed assets	1,045	—	—
Purchase of premises and equipment	(6,093)	(850)	(42,832)
Purchase of restricted equity securities	(2,839)	(2,792)	(1,766)
Proceeds from the sale of fixed assets	121	3,324	1,862
Proceeds from sale of restricted equity securities	5,556	1,121	2,919
Net cash used in investing activities	(544,590)	(861,874)	(1,084,446)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts	967,245	485,593	646,634
Net increase (decrease) in time deposits	(196,264)	230,069	258,099
Net increase (decrease) in fed funds purchased and repurchase agreements	(12,615)	(60,485)	36,784
Proceeds from Federal Home Loan Bank advances	138,000	105,000	43,000
Repayment of Federal Home Loan Bank advances	(203,643)	(59,242)	(24,230)
Net repayments of Federal Home Loan Bank line of credit	—	—	(25,000)
Retirement of preferred stock	—	(30,000)	—
Issuance of common shares, net of issuance cost	3	88,324	203,848

See Notes to Consolidated Financial Statements	79

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Proceeds from employee stock purchase plan	151	547	367
Repurchase of common stock	(6,061)	(155)	(11,024)
Acquisition of common stock for tax withholding obligations	(1,236)	(245)	(2,132)
Net decrease in employee receivables	47	117	71
Dividends paid on preferred stock	—	(700)	(2,100)
Net cash provided by financing activities	685,627	758,823	1,124,317
Increase (Decrease) in Cash and Cash Equivalents	221,490	(29,221)	85,721
Cash and Cash Equivalents, Beginning of Period	187,320	216,541	130,820
Cash and Cash Equivalents, End of Period	$408,810	$187,320	$216,541
Supplemental Cash Flows Information
Interest paid	$45,619	$73,057	$45,414
Income taxes paid (received)	9,692	(29)	29
Equity interest assumed in partial satisfaction of loan	11,189	—	—
Foreclosed assets in settlement of loans	930	3,619	—
Dividends declared and unpaid on preferred stock	$—	$—	$525

See Notes to Consolidated Financial Statements	80

CrossFirst Bankshares, Inc.
Notes to Consolidated Financial Statements
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (consolidated) (the “Company”), a Kansas corporation, is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiaries, CrossFirst Bank (a subsidiary of CrossFirst Bankshares, Inc.) (the “Bank”) and CFSA, LLC (a subsidiary of CrossFirst Bankshares, Inc.) (“CFSA”), which holds title to certain assets. The Bank has three wholly-owned subsidiaries: (i) CrossFirst Investments, Inc. holds investments in marketable securities; (ii) CFBSA I, LLC holds foreclosed assets; and (iii) CFBSA II, LLC holds foreclosed assets. The Company was in the process of dissolving CFSA at December 31, 2020 and it will cease being a subsidiary of the Company in 2021.
The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas; and (vii) Frisco, Texas. The Bank is subject to competition from other financial institutions and the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company; the Bank and its wholly-owned subsidiary, CrossFirst Investments, Inc., CFBSA I, LLC, CFBSA II, LLC and CFSA. All significant intercompany accounts and transactions were eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of deferred tax assets, other-than-temporary impairments (“OTTI”), stock based compensation, derivatives, and fair values of financial instruments.
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
Changes Affecting Comparability
For the year ended December 31, 2020, the Company consolidated “equipment costs, other asset depreciation and amortization” into “other noninterest expense” within the Consolidated Statements of Income. In addition, the Company broke out “foreclosed assets, net” that was previously consolidated. As a result, changes within the Consolidated Statements of Income in the prior periods were made to conform to the current period presentation. The changes: (i) consolidate lower balance line items or (ii) provide additional detail about the Company’s operations. The changes had no impact on net income.

During 2020, the Company changed loans individually evaluated for impairment. A discussion regarding this change is provided in Note 4: Loans and Allowance for Loan Losses. The Company separated substandard loans into performing and nonperforming categories that were previously consolidated within the loan footnote disclosures. The new approach provided a better estimate of potential losses inherent in the substandard portfolio. The change in disclosure did not impact the Company's impaired loan information at December 31, 2019 or ALLL information for the year ended December 31, 2019 as presented in Note 4: Loans and Allowance for Loan Losses.
Beginning in 2020, the Company consolidated the “Other” line item previously included in stockholders’ equity into retained earnings within the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity. The consolidation was made due to the immateriality of the “Other” line item. The change had no impact on net income or total stockholders’ equity.
During 2020, the Company moved “equity securities” from the “available-for-sale securities - taxable” into “other assets.” The equity securities were moved from “available-for-sale securities” to “equity securities” in Note 19: Disclosure about Fair Value of Financial Instruments. In addition, the Company moved the “deferred tax asset” into “other assets” due to immateriality. The change had no impact on net income.
Operating Segments
An operating segment is a component of an entity that has separate financial information related to its business activities and is reviewed by the chief operating decision maker on a regular basis to allocate resources and assess performance. The Company identifies the following markets as operating segments: (i) Kansas City, Missouri and Leawood, Kansas; (ii) Wichita, Kansas; (iii) Oklahoma City, Oklahoma; (iv) Tulsa, Oklahoma; (v) Energy bank; and (vi) Dallas and Frisco, Texas. These markets provide similar products and services using a similar process to a similar customer base. Our products and services include, but are not limited to, loans; checking and savings accounts; time deposits and credit cards. Loan products include commercial, real estate, consumer, and Small Business Administration (“SBA”) lending. The regulatory environment is the same for the markets as well. The chief operating decision maker monitors the revenue and costs of the markets; however, operations are managed, including allocation of resources, and financial performance is evaluated on a Company-wide basis. As a result, the markets are aggregated into one reportable segment.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020, cash equivalents consisted primarily of both interest-bearing and noninterest bearing accounts with other banks. Approximately $319 million of the Company’s cash and cash equivalents were held at the Federal Reserve Bank of Kansas City at December 31, 2020. The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2020 was $0. In addition, the Company is required from time to time to place cash collateral with a third party as part of its back-to-back swap agreements. At December 31, 2020, $32 million was required as cash collateral. At December 31, 2020, the Company’s cash accounts, excluding funds at the Federal Reserve Bank and funds required as cash collateral, exceeded federally insured limits by $44 million.
Securities
Debt securities for which the Company has no immediate plan to sell but which may be sold in the future, are classified as available-for-sale (“AFS”) and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method.
Equity securities for which the Company has no immediate plan to sell but which may be sold in the future are recorded at fair value with unrealized gains and losses included in earnings. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.
During the period ended December 31, 2020, the Company received an equity security as part of a restructured loan. The Company elected a measurement alternative for the equity investment since it did not have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value using the net asset value per share. A cost basis was calculated for the equity investment. The recorded balance will adjust for any impairment or adjusted for any observable price changes for an identical or similar investment of the same issuer.
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
The allowance consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers the remaining pool of loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
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
The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	35 - 40 years
Leasehold improvements	5 - 15 years
Furniture and fixtures	5 - 7 years
Equipment	3 - 5 years
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
Restricted Equity Securities
Restricted equity securities include investments in FHLB Topeka, Bankers’ Bank of Kansas and Bankers Bank stock. FHLB Topeka is a Federal Home Loan Bank and its stock is a required investment for institutions that are members of the Federal Home Loan System. The required investment in the common stock is based on a predetermined formula. The Bankers’ Bank of Kansas and Bankers Bank are correspondent banks located in Wichita, Kansas and Oklahoma City, Oklahoma, respectively. Each of these investments is carried at cost and evaluated for impairment.
Bank-Owned Life Insurance
The Company has purchased life insurance policies on certain key employees that are accounted for under the fair value method. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value. Changes in cash surrender value are recorded in earnings in the period in which the changes occur.
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
Goodwill
Goodwill was evaluated annually for impairment or more frequently if impairment indicators were present. A qualitative assessment was performed to determine whether the existence of events or circumstances led to a determination that it was more likely than not the fair value was less than the carrying amount, including goodwill. If, based on the evaluation, it was determined to be more likely than not that the fair value was less than the carrying value, then goodwill was tested further for impairment. If the implied fair value of goodwill was lower than its carrying amount, a goodwill impairment was indicated and goodwill was written down to its implied fair value.
Core Deposit Intangible
The core deposit intangible represents the identified intangible asset relating to the deposit relationships acquired in past business combinations. The value of the core deposit intangible is based primarily upon the expected future benefits of earnings capacity attributable to those deposits.
Related Party Transactions
The Company extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans totaled $16 million at both December 31, 2020 and 2019. Related party deposits totaled $55 million and $66 million at December 31, 2020 and 2019, respectively.

Stock-Based Compensation
The Company accounts for all stock-based compensation transactions in accordance with Accounting Standard Codification (“ASC”) 718, Compensation - Stock Compensation, which requires that stock compensation transactions be recognized as compensation expense in the consolidated statement of income and other comprehensive income based on their fair values on the measurement date. The Company recognizes forfeitures as they occur. New shares are issued upon exercise of an award. The Company records permanent tax differences through the income tax provision upon vesting or exercise of a stock-based award. The various stock-based compensation plans are described more fully in Note 16: Stock-Based Compensation.
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
Fair Values of Financial Instruments
The Company follows the applicable accounting guidance for fair value measurements and disclosures for all applicable financial and nonfinancial assets and liabilities. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Company values financial instruments based upon quoted market prices, where available. If market prices are not available, fair value is based on pricing models that use available information including quoted prices for similar assets or liabilities in active markets, market indicators, and industry and economic events. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
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
In accordance with the Financial Accounting Standards Board's (“FASB”) fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counter-party portfolio.
Initial Public Offering
On August 19, 2019, the Company completed its initial public offering (“IPO”) of common shares. The Company issued and sold 5,750,000 common shares at a public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $76 million from the IPO. In addition, certain selling stockholders participated in the offering and sold an aggregate of 1,261,589 common shares at a public offering price of $14.50 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders.
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
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
The CARES Act allowed financial institutions to elect not to consider whether loan modifications relating to the COVID-19 pandemic that they make between March 1, 2020 and December 31, 2020 are troubled debt restructurings (“TDRs”), which require additional disclosures. The relief can be applied to modifications of loans to borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to apply the guidance during the first quarter of 2020. The review of loans that met the criteria was overseen by the Office of the Chief Credit Officer and his team.
Extension of TDR Relief in the Consolidated Appropriations Act, 2021
On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law, which extended the period during which the Company may elect not to consider whether loan modifications relating to the COVID-19 pandemic are TDRs through January 2, 2022. The Company elected to apply the guidance.
Recent Accounting Pronouncements
The following ASUs represent changes to current accounting guidance that will be adopted in future years:

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-05 Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities	Effective immediately, but included here for information purposes as it relates to the ASU listed in the “description” section.	Amended the mandatory effective date for ASU 2016-02 (Leases). The amended dates were incorporated into the “anticipated date of adoption” section for the appropriate ASU below.	No expected impact to the financial statements, but delays certain ASUs for private companies, and EGCs that elected to use the private company effective dates for new or revised accounting standards.

If the Company loses its EGC status during the fiscal year, the Company would be required to review all ASUs as a Public Business Entity (“PBE”) and adopt any ASU effective for PBEs as of the first day of that year.
ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates	Effective immediately, but included here for informational purposes as it relates to the ASU listed in the “description” section.
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
The Company plans to use the guidance on a prospective basis.

At this time, an estimate of the impact to the Company’s financial statements is not known, but may increase our intangible asset balance and create an amortization period for costs previously expensed immediately.

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

The Company completed parallel runs in 2019. During the period ended December 31, 2020, the Company continued to perform parallel runs using 2020 data and continued to recalibrate inputs as necessary. The Company is evaluating the internal control changes that will be necessary to transition to the third-party platform.

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

The Company’s current operating leases relate primarily to five branch locations. Based on the current leases, the Company anticipates recognizing a lease liability and related right-to-use asset on its balance sheet, with an immaterial impact to its income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date.

Accounting Guidance Adopted During Fiscal Years 2020, 2019, and 2018

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
The Company had more than $1 billion in loans tied to LIBOR as of December 31, 2020.

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
ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020 (Early Adoption)	Eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. An entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.	On the date of adoption, there was no impact to the Company’s financial statements.

The Company’s process for evaluating goodwill impairment was modified to align with the elimination of Step 2. In the second quarter of 2020, the Company performed a Step 0 analysis then a Step 1 analysis and determined that goodwill was fully impaired.

ASU 2018-07: Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 2019 Early adoption
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

ASU 2016-01: Financial Instruments-Overall (Subtopic 825-10)	January 2019
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
ASU 2014-09: Revenue from Contracts with Customers	January 2019
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

ASU 2018-02: Income Statement Reporting Comprehensive Income (Topic 220)	February 2018, retrospectively applied to 2017	Allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.	The Company recognized a reclassification totaling $1 million related to items in accumulated other comprehensive income.
ASU 2017-09: Compensation -Stock Compensation (Topic 718): Scope of Modification Accounting	January 2018
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

Note 2: Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Earnings per Share
Net income	$12,601	$28,473	$19,590
Less: preferred stock dividends	—	175	2,100
Net income available to common stockholders	$12,601	$28,298	$17,490
Weighted average common shares	52,070,624	47,679,184	36,422,612
Earnings per share	$0.24	$0.59	$0.48
Dilutive Earnings Per Share
Net income available to common stockholders	$12,601	$28,298	$17,490
Weighted average common shares	52,070,624	47,679,184	36,422,612
Effect of dilutive shares	477,923	896,951	1,069,955
Weighted average dilutive common shares	52,548,547	48,576,135	37,492,567
Diluted earnings per share	$0.24	$0.58	$0.47
Stock-based awards not included because to do so would be antidilutive	1,014,639	521,659	407,852

Note 3: Securities
Available-for-Sale Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale securities consisted of the following:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$104,839	$4,277	$—	$109,116
Collateralized mortgage obligations - GSE residential	52,070	984	42	53,012
State and political subdivisions	454,486	33,642	31	488,097
Corporate bonds	4,259	104	—	4,363
Total available-for-sale securities	$615,654	$39,007	$73	$654,588

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$151,037	$1,668	$193	$152,512
Collateralized mortgage obligations - GSE residential	128,876	625	289	129,212
State and political subdivisions	436,448	19,996	104	456,340
Corporate bonds	1,321	88	—	1,409
Total available-for-sale securities	$717,682	$22,377	$586	$739,473
The carrying value of securities pledged as collateral was $16 million and $41 million at December 31, 2020 and 2019, respectively.
The following table summarizes the gross realized gains and losses from sales or maturities of AFS securities:

	For the Year Ended December 31, 2020
	Gross Realized Gains(1)	Gross Realized Losses	Net Realized Gain
	(Dollars in thousands)
Available-for-sale securities	$1,788	$84	$1,704
(1) Included $75 thousand related to a previously disclosed OTTI municipal security that was settled in 2020.

	For the Year Ended December 31, 2019
	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
	(Dollars in thousands)
Available-for-sale securities	$1,043	$56	$987

	For the Year Ended December 31, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
	(Dollars in thousands)
Available-for-sale securities	$2,083	$1,545	$538

Maturity Schedule
The amortized cost, fair value, and weighted average yield of available-for-sale securities by contractual maturity, are shown below:

	December 31, 2020
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$48	$199	$104,592	$104,839
Estimated fair value	$—	$51	$212	$108,853	$109,116
Weighted average yield(2)	—%	4.57%	3.95%	1.96%	1.96%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,483	$49,587	$52,070
Estimated fair value	$—	$—	$2,721	$50,291	$53,012
Weighted average yield(2)	—%	—%	2.77%	1.02%	1.11%
State and political subdivisions
Amortized cost	$653	$7,661	$62,313	$383,859	$454,486
Estimated fair value	$657	$7,846	$67,844	$411,750	$488,097
Weighted average yield(2)	8.18%	5.40%	3.40%	2.94%	3.05%
Corporate bonds
Amortized cost	$—	$358	$3,901	$—	$4,259
Estimated fair value	$—	$368	$3,995	$—	$4,363
Weighted average yield(2)	—%	4.70%	4.54%	—%	4.55%
Total available-for-sale securities
Amortized cost	$653	$8,067	$68,896	$538,038	$615,654
Estimated fair value	$657	$8,265	$74,772	$570,894	$654,588
Weighted average yield(2)	8.18%	5.36%	3.44%	2.57%	2.71%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

	December 31, 2019
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$329	$150,708	$151,037
Estimated fair value	$—	$—	$341	$152,171	$152,512
Weighted average yield(2)	—%	—%	4.01%	2.57%	2.58%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,527	$126,349	$128,876
Estimated fair value	$—	$—	$2,594	$126,618	$129,212
Weighted average yield(2)	—%	—%	2.77%	2.47%	2.47%
State and political subdivisions
Amortized cost	$523	$6,050	$51,747	$378,128	$436,448
Estimated fair value	$523	$6,169	$55,001	$394,647	$456,340
Weighted average yield(2)	9.38%	5.76%	3.59%	3.08%	3.19%
Corporate bonds
Amortized cost	$—	$—	$1,321	$—	$1,321
Estimated fair value	$—	$—	$1,409	$—	$1,409
Weighted average yield(2)	—%	—%	5.68%	—%	5.68%
Total available-for-sale securities
Amortized cost	$523	$6,050	$55,924	$655,185	$717,682
Estimated fair value	$523	$6,169	$59,345	$673,436	$739,473
Weighted average yield(2)	9.38%	5.76%	3.60%	2.85%	2.94%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.
Gross Unrealized Losses
Certain investments in AFS securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2020 and 2019, was $18 million and $108 million, which was approximately 3% and 15%, respectively, of the Company’s available-for-sale debt security portfolio.
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
The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be OTTI at December 31, 2020.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

The following table shows available-for-sale securities gross unrealized losses, the number of securities that are in an unrealized loss position, and fair value of the Company’s investments with unrealized losses that are not deemed to be OTTI, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized mortgage obligations - GSE residential	9,933	42	5	—	—	—	9,933	42	5
State and political subdivisions	8,525	31	8	25	—	1	8,550	31	9
Corporate bonds	—	—	—	—	—	—	—	—	—
Total temporarily impaired AFS securities	$18,458	$73	13	$25	$—	1	$18,483	$73	14

	December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential	$7,959	$38	2	$20,396	$155	4	$28,355	$193	6
Collateralized mortgage obligations - GSE residential	48,980	199	7	8,622	90	9	57,602	289	16
State and political subdivisions	21,412	102	11	167	2	2	21,579	104	13
Corporate bonds	530	—	1	—	—	—	530	—	1
Total temporarily impaired AFS securities	$78,881	$339	21	$29,185	$247	15	$108,066	$586	36
Other-Than-Temporary Impairment
Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments.
The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the securities within the scope of the guidance. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the securities impairment model.
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an OTTI has occurred. Economic models are used to determine whether an OTTI has occurred on these securities. The Company recorded no OTTI losses on AFS securities in 2020, 2019 or 2018.

Equity Securities
Equity securities consist of a $2 million investment in Community Reinvestment Act (“CRA”) mutual fund and an $11 million privately-held security acquired in 2020 as part of a debt restructuring. Equity securities are included in other assets on the Consolidated Balance Sheets.
The privately-held security was acquired in partial satisfaction of debts previously contracted. The Company used a discounted cash flow model, a market transactions model and a public valuation approach to determine the security’s cost basis. The Company elected a measurement alternative that allows the security to remain at cost until an impairment is identified or an observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. No changes to the cost basis occurred in 2020. The Company is required to make good faith efforts to dispose of the security. The shares may be held for a maximum of five years, subject to a five year extension that would result in a change to Tier 1 capital.
The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on equity securities:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Net gains recognized during the period on equity securities	$46	$62
Less: net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$46	$62
Note 4: Loans and Allowance for Loan Losses
Categories of loans at December 31, 2020 and 2019 include:

	As of December 31,
	2020	2019
	(Dollars in thousands)
Commercial	$1,338,757	$1,356,817
Energy	345,233	408,573
Commercial real estate	1,179,534	1,024,041
Construction and land development	563,144	628,418
Residential and multifamily real estate	680,932	398,695
Paycheck Protection Program ("PPP")	292,230	—
Consumer	55,270	45,163
Gross loans	4,455,100	3,861,707
Less: Allowance for loan losses	75,295	56,896
Less: Net deferred loan fees and costs	13,203	9,463
Net loans	$4,366,602	$3,795,348

The following tables summarize the activity in the allowance for loan losses by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	As of or For the Year Ended December 31, 2020
	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Provision charged to expense	19,959	16,867	15,853	96	3,700	—	225	56,700
Charged-off	(31,205)	(5,091)	(1,584)	—	(445)	—	(104)	(38,429)
Recoveries	75	—	—	—	41	—	12	128
Ending balance	$24,693	$18,341	$22,354	$3,612	$5,842	$—	$453	$75,295
Ending balance
Individually evaluated for impairment	$1,115	$3,370	$5,048	$—	$—	$—	$—	$9,533
Collectively evaluated for impairment	$23,578	$14,971	$17,306	$3,612	$5,842	$—	$453	$65,762
Allocated to loans
Individually evaluated for impairment	$44,678	$26,045	$44,318	$—	$6,329	$—	$244	$121,614
Collectively evaluated for impairment	$1,294,079	$319,188	$1,135,216	$563,144	$674,603	$292,230	$55,026	$4,333,486
Ending balance	$1,338,757	$345,233	$1,179,534	$563,144	$680,932	$292,230	$55,270	$4,455,100

	As of or For the Year Ended December 31, 2019
	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$16,584	$10,262	$6,755	$2,475	$1,464	$—	$286	$37,826
Provision charged to expense	27,219	(1,273)	1,771	1,041	1,090	—	$52	29,900
Charged-off	(7,954)	(3,000)	(441)	—	(8)	—	$(20)	(11,423)
Recoveries	15	576	—	—	—	—	$2	593
Ending balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Ending balance
Individually evaluated for impairment	$19,942	$1,949	$210	$—	$197	$—	$—	$22,298
Collectively evaluated for impairment	$15,922	$4,616	$7,875	$3,516	$2,349	$—	$320	$34,598
Allocated to loans
Individually evaluated for impairment	$70,876	$9,744	$10,492	$—	$2,388	$—	$—	$93,500
Collectively evaluated for impairment	$1,285,941	$398,829	$1,013,549	$628,418	$396,307	$—	$45,163	$3,768,207
Ending balance	$1,356,817	$408,573	$1,024,041	$628,418	$398,695	$—	$45,163	$3,861,707

	As of or For the Year Ended December 31, 2018
	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$11,378	$7,726	$4,668	$1,200	$905	$—	$214	$26,091
Provision charged to expense	5,720	3,717	2,087	1,275	559	—	142	13,500
Charged-off	(976)	(1,256)	—	—	—	—	(71)	(2,303)
Recoveries	462	75	—	—	—	—	1	538
Ending balance	$16,584	$10,262	$6,755	$2,475	$1,464	$—	$286	$37,826
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
•Residential and Multifamily Real Estate - The loans are generally secured by owner-occupied 1-4 family residences or multifamily properties. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers or underlying tenants. Credit risk in these loans can be impacted by economic conditions within or outside the borrower’s market areas that might impact either property values, a borrower’s personal income, or residents’ income.
•PPP - The loans were established by the CARES Act which authorized forgivable loans to small businesses to pay their employees during the COVID-19 pandemic. The program requires all loan terms to be the same for everyone. The loans are 100% guaranteed by the SBA and repayment is primarily dependent on the borrower’s cash flow or SBA repayment approval.
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
Loans by Risk Rating
The following tables present the credit risk profile of the Company’s loan portfolio based on an internal rating category and portfolio segment:

	As of December 31, 2020
	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial	$1,182,519	$66,142	$63,407	$26,124	$565	$—	$1,338,757
Energy	145,598	90,134	83,574	22,177	3,750	—	345,233
Commercial real estate	1,035,056	67,710	57,680	19,088	—	—	1,179,534
Construction and land development	561,871	125	1,148	—	—	—	563,144
Residential and multifamily real estate	672,327	305	5,199	3,101	—	—	680,932
PPP	292,230	—	—	—	—	—	292,230
Consumer	55,026	—	—	244	—	—	55,270
Total	$3,944,627	$224,416	$211,008	$70,734	$4,315	$—	$4,455,100

	As of December 31, 2019
	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial	$1,258,952	$27,069	$38,666	$32,130	$—	$—	$1,356,817
Energy	392,233	9,460	2,340	—	4,540	—	408,573
Commercial real estate	1,007,921	9,311	5,746	120	943	—	1,024,041
Construction and land development	628,418	—	—	—	—	—	628,418
Residential and multifamily real estate	394,495	1,789	469	1,942	—	—	398,695
PPP	—	—	—	—	—	—	—
Consumer	45,163	—	—	—	—	—	45,163
Total	$3,727,182	$47,629	$47,221	$34,192	$5,483	$—	$3,861,707

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2020 and 2019:

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
Commercial	$8,497	$264	$11,236	$19,997	$1,318,760	$1,338,757	$—
Energy	—	—	7,173	7,173	338,060	345,233	372
Commercial real estate	63	7,677	4,825	12,565	1,166,969	1,179,534	—
Construction and land development	—	—	—	—	563,144	563,144	—
Residential and multifamily real estate	1,577	—	3,520	5,097	675,835	680,932	652
PPP	—	—	—	—	292,230	292,230	—
Consumer	—	—	—	—	55,270	55,270	—
Total	$10,137	$7,941	$26,754	$44,832	$4,410,268	$4,455,100	$1,024

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
Commercial	$1,091	$276	$30,911	$32,278	$1,324,539	$1,356,817	$37
Energy	2,340	—	4,593	6,933	401,640	408,573	53
Commercial real estate	316	—	4,589	4,905	1,019,136	1,024,041	4,501
Construction and land development	196	—	—	196	628,222	628,418	—
Residential and multifamily real estate	2,347	—	1,919	4,266	394,429	398,695	—
PPP	—	—	—	—	—	—	—
Consumer	2	254	—	256	44,907	45,163	—
Total	$6,292	$530	$42,012	$48,834	$3,812,873	$3,861,707	$4,591

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
Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. The following tables present loans individually evaluated for impairment, including all restructured and formerly restructured loans, for the periods ended December 31, 2020 and December 31, 2019:

	As of or For the Year Ended December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation
Commercial	$36,111	$50,245	$—	$29,591	$1,143
Energy	3,864	6,677	—	6,710	53
Commercial real estate	10,079	11,663	—	11,952	390
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	6,329	6,585	—	6,315	145
PPP	—	—	—	—	—
Consumer	244	244	—	250	—
Loans with a specific valuation
Commercial	8,567	8,567	1,115	8,637	249
Energy	22,181	27,460	3,370	23,823	542
Commercial real estate	34,239	34,239	5,048	27,980	1,035
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	—	—	—	—	—
PPP	—	—	—	—	—
Consumer	—	—	—	—	—
Total
Commercial	44,678	58,812	1,115	38,228	1,392
Energy	26,045	34,137	3,370	30,533	595
Commercial real estate	44,318	45,902	5,048	39,932	1,425
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	6,329	6,585	—	6,315	145
PPP	—	—	—	—	—
Consumer	244	244	—	250	—
	$121,614	$145,680	$9,533		$3,557

	As of or For the Year Ended December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation
Commercial	$35,846	$35,846	$—	$44,646	$1,549
Energy	2,864	2,864	—	4,381	199
Commercial real estate	9,464	9,464	—	12,907	669
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	2,139	2,139	—	2,140	14
PPP	—	—	—	—	—
Consumer	—	—	—	—	—
Loans with a specific valuation
Commercial	35,030	40,030	19,942	39,688	460
Energy	6,880	9,880	1,949	10,547	264
Commercial real estate	1,028	1,028	210	1,037	47
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	249	249	197	249	10
PPP	—	—	—	—	—
Consumer	—	—	—	—	—
Total
Commercial	70,876	75,876	19,942	84,334	2,009
Energy	9,744	12,744	1,949	14,928	463
Commercial real estate	10,492	10,492	210	13,944	716
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	2,388	2,388	197	2,389	24
PPP	—	—	—	—	—
Consumer	—	—	—	—	—
	$93,500	$101,500	$22,298		$3,212
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

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(Dollars in thousands)
Commercial	$26,691	$32,130
Energy	25,927	4,540
Commercial real estate	19,088	1,063
Construction and land development	—	—
Residential and multifamily real estate	3,101	1,942
PPP	—	—
Consumer	244	—
Total nonaccrual loans	$75,051	$39,675
Troubled Debt Restructurings (“TDR”)
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic as permitted by the CARES Act. A TDR may also exist if the borrower transfers to the Bank: (i) receivables for third parties; (ii) real estate; (iii) other assets; or (iv) an equity position in the borrower to fully or partially satisfy a loan or the issuance or other granting of an equity position to the Bank to fully or partially satisfy a debt unless the equity position is granted pursuant to existing terms for converting the debt into an equity position.
Once an obligation has been restructured, the loan continues to be considered restructured until: (i) the obligation is paid in full or (ii) the borrower is in compliance with its modified terms for at least 12 consecutive months, the loan has a market rate, and the borrower could obtain similar terms from another bank. When a loan undergoes a TDR, the determination of whether the loan would remain on accrual status depends on several factors including: (i) the accrual status prior to the restructuring; (ii) the borrower’s demonstrated performance under the previous terms; and (iii) the Bank’s credit evaluation of the borrower’s capacity to continue to perform under the restructured terms.
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

The table below presents loans restructured during the years ended December 31, 2020 and 2019, including the post-modification outstanding balance and the type of concession made:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Commercial
- Debt forgiveness	$17,297	$—
- Reduction of monthly payment	1,224	994
- Extension of maturity date	—	30,005
- Interest rate reduction	3,171	—
Energy
- Reduction of monthly payment	7,825	—
- Extension of maturity date	2,340	—
Commercial real estate
- Deferred payment	21,210	—
- Reduction of monthly payment	—	3,767
Total troubled debt restructurings	$53,067	$34,766
As of December 31, 2020, the modifications related to the troubled debt restructurings above did not impact the allowance for loan losses because the loans were previously impaired and evaluated on an individual basis or sufficient collateral was obtained. The restructured loans had a total specific valuation allowance of $4 million and $18 million as of December 31, 2020 and 2019, respectively.
For the year ended December 31, 2020 and 2019, the TDRs outstanding resulted in charge-offs of $26 million and $5 million and recoveries of $0 and $0, respectively. No TDRs modified within the past 12 months defaulted in 2020. During 2019, one commercial TDR modified within the past 12 months defaulted with an outstanding balance of $28 million.
The balance of restructured loans and the balance of those loans that are in default at any time during the past 12 months at December 31, 2020 and 2019 is provided below:

	For the Year Ended December 31,
	2020			2019
	Number of Loans	Outstanding Balance	Balance 90 Days Past Due at Any Time During Previous 12 Months(1)	Number of Loans	Outstanding Balance	Balance 90 Days Past Due at Any Time During Previous 12 Months(1)
	(Dollars in thousands)
Commercial	7	$22,759	$2,776	7	$31,770	$831
Energy	4	11,053	2,713	2	2,864	—
Commercial real estate	4	26,038	—	3	4,909	—
Construction and land development	—	—	—	—	—	—
Residential and multifamily real estate	2	3,245	—	—	—	—
PPP	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total troubled debt restructured loans	17	$63,095	$5,489	12	$39,543	$831
(1) Default is considered to mean 90 days or more past due as to interest or principal.
During the year ended December 31, 2020, $1 million of interest income was recognized related to the $63 million in TDRs above. If the loans had been current in accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2020 would have been $2 million.
During the year ended December 31, 2019, $1 million of interest income was recognized related to the $40 million in TDRs above. If the loans had been current in accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2019 would have been $2 million. The majority of actual and potential interest income related to one loan relationship restructured late in the second quarter of 2019.

Note 5: Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	As of December 31,
	2020	2019
	(Dollars in thousands)
Land	$7,384	$7,384
Building and improvements	62,331	59,500
Construction in progress	95	524
Furniture and fixtures	14,073	12,851
Equipment	9,587	9,158
	93,470	89,417
Less: accumulated depreciation	22,961	19,207
Premises and equipment, net	$70,509	$70,210
Note 6: Goodwill and Core Deposit Intangible
As a result of economic conditions from the COVID-19 pandemic and oil market volatility, the Company conducted a June 30, 2020 goodwill impairment test. The test required a goodwill impairment charge of $7 million, representing full impairment of goodwill. The primary causes of the goodwill impairment were economic conditions, volatility in the market capitalization of the Company, increased loan provision in light of the COVID-19 pandemic, and other changes in key variables driven by the uncertain macro-environment that when combined, resulted in the reporting unit’s fair value being less than the carrying value. The Tulsa, Oklahoma market represented the reporting unit and included all goodwill previously recorded.
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
Since the core deposit intangible (“CDI”) outstanding came from the same reporting unit, the Company conducted an impairment test of CDI as of June 30, 2020. The Company used an income approach to calculate a CDI fair market value. The results indicated the CDI was not impaired as of June 30, 2020. Following the June 30, 2020 impairment test, no additional qualitative factors arose requiring us to perform another CDI impairment test.
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
The change in goodwill and core deposit intangible during the years ended December 31, 2020 and 2019 were:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Dollars in thousands)
December 31, 2020
Goodwill	$7,397	$—	$7,397	$—
Core deposit intangible	1,014	806	—	208
Total goodwill and intangible assets	$8,411	$806	$7,397	$208
December 31, 2019
Goodwill	$7,397	$—	$—	$7,397
Core deposit intangible	1,014	717	—	297
Total goodwill and intangible assets	$8,411	$717	$—	$7,694
The remaining CDI balance will amortize over the next three years.

Note 7: Derivatives and Hedging Activities
Derivatives not designated as hedges are not speculative and result from a service provided to clients. The Company executes interest rate swaps with customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. Interest rate derivatives associated with this program do not meet the strict hedge accounting requirements and changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
During 2019, the Company changed an input associated with the fair market value related to derivatives not designated as hedges. The model utilized to calculate the nonperformance risk, also known as the credit valuation adjustment (“CVA”), was adjusted from a default methodology to an internal review process by the Company. Management believes this change better aligns with the Company’s credit methodology and underwriting standards.
As a result of the change in methodology, the Company recorded an adjustment to increase swap fee income, net, by approximately $800 thousand, related to swaps closed as of June 30, 2019. If no defaults occur for derivatives not designated as hedges, the change in methodology will lower future swap fee income, net, by the same amount.
As of December 31, 2020 and 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	December 31, 2020		December 31, 2019
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	56	$515,567	56	$380,050
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the balance sheet as of December 31, 2020 and 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of December 31,		Balance Sheet	As of December 31,
	Location	2020	2019	Location	2020	2019
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$24,094	$9,838	Other liabilities	$24,454	$9,907
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the statements of income as swap fee income, net. During 2020, the Company recorded a $290 thousand loss for CVA adjustments primarily related to one swap. The effect of the Company’s derivative financial instruments gain or loss are reported on the statements of cash flows within other assets and other liabilities.
Note 8: Foreclosed Assets
Foreclosed assets consisted of commercial use facilities and raw land at December 31, 2020. During 2020, the Company sold the industrial facilities that were foreclosed upon in 2019 and impaired the raw land foreclosed upon in 2019 . Upon acquisition, foreclosed assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. They are subsequently carried at the lower of cost or fair value less estimated selling costs. Income and losses are reported on the Consolidated Statements of Income under the foreclosed assets, net section.
Note 9: Interest-bearing Time Deposits
Interest-bearing time deposits in denominations of $250 thousand or more were $524 million and $692 million as of December 31, 2020 and 2019, respectively.
The Company acquires brokered deposits in the normal course of business. At December 31, 2020 and 2019, brokered deposits of approximately $188 million and $392 million, respectively, were included in the Company’s time deposit balance. Reciprocal deposits, which includes The Certificate of Deposit Account Registry Services (“CDARS”) discussed below, are treated as core deposits instead of brokered deposits and are not included in the above amounts.
The Company is a member of CDARS that allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. CDARS allows institutions to break large deposits into smaller amounts and place them in a network of other CDARS institutions to ensure full FDIC insurance is gained on the entire deposit. CDARS totaled approximately $75 million and $42 million as of December 31, 2020 and 2019, respectively.
The scheduled maturities for time deposits are provided in Note 10: Borrowing Arrangements below.
Note 10: Borrowing Arrangements
The following table summarizes borrowings at December 31, 2020 and 2019:

	As of and For the Year Ended December 31,
	2020			2019
	(Dollars in thousands)
	Balance	Rate(6)	Maximum Balance at Any End of Month	Balance	Rate(6)	Maximum Balance at Any End of Month
Repurchase agreements(1)	$2,306	0.15%	$57,259	$14,921	1.00%	$72,048
Federal funds purchased(2)	—	NA	30,000	—	NA	25,000
FHLB advances(3)	293,100	1.78	450,659	358,743	1.84	358,743
FHLB line of credit(3)	—	NA	20,000	—	NA	30,000
Federal Reserve Borrowing(4)	—	NA	15,000	—	NA	—
Trust preferred security(5)	963	1.96%	$963	921	3.63%	$921
Total borrowings	$296,369			$374,585
(1) Repurchase agreements consist of Bank obligations to other parties payable on demand and generally have one day maturities. The obligations are collateralized by securities of U.S. government sponsored enterprises and mortgage-backed securities and such collateral is held by a third-party custodian. The year-to-date average daily balance was $32 million and $44 million for the years ended December 31, 2020 and 2019, respectively. The securities, mortgage-backed government sponsored residential securities, pledged for customer repurchase agreements were $6 million and $37 million at December 31, 2020 and 2019, respectively.
(2) Federal funds purchased include short-term funds that are borrowed from another bank. The Bank is part of a third-party service that allows us to borrow amounts from another bank if the bank has approved us for credit. Federal funds purchased generally have one day maturities.
(3) FHLB advances and line of credit are collateralized by a blanket floating lien on certain loans, as well as, unrestricted securities. FHLB advances are at a fixed rate, ranging from 0.37% to 2.88% and are subject to restrictions or penalties in the event of prepayment. The FHLB line of credit has a variable interest rate that reprices daily based on FHLB’s cost of funds and matures on May 14, 2021.
(4) Federal Reserve borrowings are collateralized by certain available-for-sale securities and certain loans. The Federal Reserve discount window advance rates are variable and based on an established discount rate determined by the Reserve Banks’ board of directors, subject to review and determination by the Board of Governors. The borrowings typically mature in 90 days.
(5) On June 30, 2010, the Company assumed a liability with a fair value of $1 million related to the assumption of trust preferred securities issued by Leawood Bancshares Statutory Trust I for $4 million on September 30, 2005. In 2012, the Company settled litigation related to the trust preferred securities which decreased the principal balance by $1.5 million and the recorded balance by approximately $400 thousand. The difference between the recorded amount and the contract value of $2.5 million is being accreted to the maturity date in 2035. Distributions will be paid on each security at a variable annual rate of interest, equal to LIBOR, plus 1.74%.
(6) Represents the year-end weighted average interest rate.
The following table summarizes the Company’s other borrowing capacities at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(Dollars in thousands)
FHLB borrowing capacity relating to loans	$518,191	$490,218
FHLB borrowing capacity relating to securities	—	—
Total FHLB borrowing capacity	$518,191	$490,218
Unused Federal Reserve borrowing capacity	$435,805	$287,857

The scheduled maturities, excluding interest, of the Company’s borrowings at December 31, 2020 were as follows:

	As of December 31, 2020
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$867,927	$114,963	$44,392	$15,501	$699	$—	$1,043,482
Fed funds purchased & repurchase agreements	2,306	—	—	—	—	—	2,306
FHLB borrowings	16,500	21,500	35,000	—	5,100	215,000	293,100
Trust preferred securities(1)	—	—	—	—	—	963	963
Total	$886,733	$136,463	$79,392	$15,501	$5,799	$215,963	$1,339,851
(1) The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.
Note 11: Income Taxes
The provision for income taxes includes these components:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Taxes currently payable (receivable)	$7,970	$7,624	$(2,155)
Deferred income tax liability	(5,257)	(3,486)	(239)
Income tax expense (benefit)	$2,713	$4,138	$(2,394)
An income tax reconciliation at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Computed at the statutory rate (21%)	$3,216	$6,848	$3,611
Increase (decrease) resulting from
Tax-exempt income	(3,109)	(2,913)	(3,508)
Nondeductible expenses	194	356	380
State tax credit	—	(1,361)	(3,129)
State income tax expense (benefit)	679	1,288	687
Equity-based compensation	179	(88)	(445)
Goodwill impairment	1,553	—	—
Other adjustments	1	8	10
Actual tax expense (benefit)	$2,713	$4,138	$(2,394)
During 2019, the Company received a $2 million gross state tax credit that will offset certain state income taxes. As a result, the Company recorded a $2 million tax benefit, offset by $362 thousand in federal tax expense. This resulted in a $1 million deferred tax asset in 2019. During 2018, the Company received a $3 million state tax credit that will offset certain state income taxes. The Company had a $2 million deferred tax asset as of December 31, 2020 due to the previously mentioned state tax credits. The deferred tax asset will decrease as the Company produces certain state taxable income and expires on December 31, 2034.

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets within other assets are presented below:

	As of December 31,
	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$18,124	$13,928
Lease incentive	564	294
Impairment of available-for-sale securities	—	493
Loan fees	3,178	2,317
Accrued expenses	2,128	2,131
Deferred compensation	2,474	2,444
State tax credit	2,621	3,287
Other	946	420
Total deferred tax asset	30,035	25,314
Deferred tax liability
Net unrealized gain on securities available-for-sale	(9,531)	(5,339)
FHLB stock basis	(1,209)	(996)
Premises and equipment	(2,881)	(3,620)
Other	(1,601)	(1,577)
Total deferred tax liability	(15,222)	(11,532)
Net deferred tax asset	$14,813	$13,782
The Company has approximately $1 million of federal net operating loss carry-forwards, which expire after 2028. The net operating loss is subject to annual usage limitations of $180 thousand per year, but may include unused amounts from prior years. The Company fully expects to utilize the entire net operating loss carry-forwards before they expire.
State Tax Exam
During 2019, the Company received notice of a state tax audit for tax years ended December 31, 2016, 2017 and 2018. The resolution of findings did not have a material adverse effect on the consolidated financial position, result of operations and cash flows of the Company.
Note 12: Changes in Accumulated Other Comprehensive Income
Amounts reclassified from accumulated other comprehensive income (“AOCI”) and the affected line items in the consolidated statements of income were as follows:

	For the Year Ended December 31,			Affected Line Item in the
	2020	2019	2018	Statements of Income
	(Dollars in thousands)
Unrealized gains on available-for-sale securities	$1,704	$987	$538	Gain on sale of available-for-sale debt securities
Less: tax effect	415	242	132	Income tax expense
Net reclassified amount	$1,289	$745	$406
Note 13: Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Basel III Capital Rules (“Basel III”) were jointly published by three federal banking regulatory agencies. Basel III defines the components of capital, risk weighting and other issues affecting the numerator and denominator in regulatory capital ratios.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The actions may include dividend payment restrictions, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these consolidated financial statements.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier I capital (as defined) to risk-weighted assets (as defined), common equity tier I capital (as defined) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2020, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, common equity tier I risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following table:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$656,806	13.1%	$527,486	10.5%	N/A	N/A
Bank	611,533	12.2	527,217	10.5	$502,111	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	593,865	11.8	427,012	8.5	N/A	N/A
Bank	548,615	10.9	426,794	8.5	401,689	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	592,902	11.8	351,657	7.0	N/A	N/A
Bank	548,615	10.9	351,478	7.0	326,372	6.5
Tier I Capital to Average Assets
Consolidated	593,865	10.8	219,550	4.0	N/A	N/A
Bank	$548,615	10.0%	$219,441	4.0%	$274,302	5.0%
December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	$633,228	13.4%	$495,095	10.5%	N/A	N/A
Bank	581,600	12.3	494,954	10.5	$471,385	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	576,332	12.2	400,791	8.5	N/A	N/A
Bank	524,704	11.1	400,677	8.5	377,108	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	575,411	12.2	330,063	7.0	N/A	N/A
Bank	524,704	11.1	329,970	7.0	306,400	6.5
Tier I Capital to Average Assets
Consolidated	576,332	12.1	191,093	4.0	N/A	N/A
Bank	$524,704	11.0%	$191,170	4.0%	$238,963	5.0%
The above minimum capital requirements include the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.5% at December 31, 2020 and 2019.

Note 14: Employee Benefit Plan
The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a portion of their compensation to the plan. During 2020, 2019 and 2018, Company contributions to the plan were 100% on the first 1% of employees’ salary deferral amounts plus 50% of employees’ salary deferral amounts over 1%, but capped at 6% of employees’ compensation. Additional contributions are discretionary and are determined annually by the Board of Directors. Company contributions to the plan were $1 million, $1 million and $891 thousand for 2020, 2019 and 2018, respectively.
Note 15: Revenue from Contracts with Customers
The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and its related amendments as of January 1, 2019 using the modified retrospective approach. The implementation had no material impact on the measurement or recognition of revenue of either current or prior periods.
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
The following table disaggregates the noninterest income subject to ASU 2014-09 by category:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Noninterest income subject to ASU 2014-09
Service charges and fees (rebates) on customer accounts	$2,803	$604
ATM and credit card interchange income	4,379	1,785
International fees	1,091	716
Other fees	87	122
Total noninterest income from contracts with customers	8,360	3,227
Noninterest income not subject to ASU 2014-09
Other noninterest income	3,373	5,480
Total noninterest income	$11,733	$8,707
Note 16: Stock-Based Compensation
The Company issues stock-based compensation in the form of non-vested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that was suspended effective April 1, 2019 and reinstituted effective July 1, 2020. The Omnibus Plan will expire on the tenth anniversary of its effective date. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 2,083,353 shares as of December 31, 2020. The Company will issue new common shares upon exercise or vesting of stock-based awards.

During 2018, the Company announced a 2-for-1 stock split effected in the form of a dividend. The stock split was effective on December 21, 2018. Except as described herein, stock-based awards were retroactively adjusted for all periods presented to reflect the change in capital structure.
During 2018, awards issued under the Stock Settled Appreciation Right (“SSAR”) Plan, Equity Incentive Plan, Employee Equity Incentive Plan and New Market Founder Plan were assumed under the Omnibus Plan as agreed upon with participants, impacting all participants who agreed to the assumption. The awards are called “Legacy Awards.” Material terms and conditions of Legacy Awards remain unchanged; therefore, no modification to their fair market value was required. Going forward, all awards will be issued under the Omnibus Plan.
During 2018, several events, including the ones mentioned above, impacted stock-based compensation. A table showing the events and the impact to stock-based compensation is provided at the end of Note 16.
The table below summarizes stock-based compensation for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Stock appreciation rights	$994	$1,243	$1,457
Performance-based stock awards	249	271	578
Restricted stock awards	3,078	3,174	2,404
Employee stock purchase plan	42	36	165
Total stock-based compensation	$4,363	$4,724	$4,604
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
During 2018, the Company issued 100,000 SSARs with a strike price of $28.50 to a nonemployee. The SSARs vest in equal amounts over a five-year period, commencing on the first anniversary of the effective date of grant and have a five-year contractual term. The Company determined that the award did not require substantive service, which required the award to be fully expensed at the grant date. Because the award is to a nonemployee, the fair market value for this award was adjusted quarterly until the Company adopted ASU 2018-07 in the first quarter of 2019, which set the fair market value for this award. Additional information on ASU 2018-07 can be found in Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements. The SSAR was not adjusted with respect to the 2-for-1 stock split in accordance with the underlying agreements with the nonemployee and the applicable plan, which did not provide for adjustment.
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

The following table provides the range of assumptions used in the Black-Scholes valuation model, the weighted average grant date fair value, and information related to SSARs exercised for the following years, as well as, the remaining compensation cost to be recognized and period over which the amount will be recognized as of the dates indicated:

	For the Year Ended December 31,
	2020	2019(1)	2018
	(Dollars in thousands, except per share data)
Assumptions:
Expected volatility	20.34%	24.63% - 33.63%	25.69% - 42.99%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	6.00	4.24 - 7.00	4.00 - 9.50
Risk-free rate	0.38%	1.45% - 2.55%	2.50% - 2.94%
Weighted average grant date fair value per share	$1.93	$5.43	$4.68
Aggregate intrinsic value of SSARs exercised	$571	$493	$2,214
Total fair value of SSARs vested during the year	$1,245	$1,171	$1,710
Unrecognized compensation information:
Unrecognized compensation cost	$1,737	$2,904	$3,730
Period remaining (in years)	3.3	3.9	3.9
(1) The Black-Scholes inputs include a revaluation of a nonemployee SSAR upon adoption of ASU 2018-07, as well as, SSARs granted during the period.
A summary of SSAR activity during and as of December 31, 2020 is presented below:

	Stock Settled Appreciation Rights
	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2020	1,772,652	$10.31	9.20
Granted	25,907	9.35	9.42
Exercised	(140,354)	5.94
Forfeited or expired	(68,530)	9.14
Outstanding, December 31, 2020	1,589,675	$10.73	8.45
Exercisable, December 31, 2020	991,130	$9.59	8.14
Performance-Based Stock Awards (“PBSAs”)
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
During 2016, the Company awarded PBSAs to New Market Founders. A New Market Founder is a nonemployee, adviser chosen in a selected market to facilitate expansion of banking relationships. During 2016, 110,900 PBSAs were granted and cliff-vest on December 31, 2021. No compensation expense was recognized as part of this plan during 2018. The Company adopted ASU 2018-07 in the first quarter of 2019, which set the fair market value for this award. The Company determined that no substantial service existed for this award, resulting in a cumulative effect adjustment of approximately $2 million to retained earnings. Increases to the expected or actual award payout percentages from the date ASU 2018-07 was adopted will be immediately expensed going forward. Reductions to the expected or actual award payout percentages from the date ASU 2018-07 was adopted will be adjusted through retained earnings.
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

The following table summarizes the status of and changes in the performance-based awards:

	Performance-Based Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2020	192,248	$9.88
Granted	41,283	13.55
Vested	0	0.00
Forfeited	(1,900)	13.55
Unvested, December 31, 2020	231,631	$10.51
Unrecognized stock-based compensation expense related to the performance grants issued through December 31, 2020 was $488 thousand and is expected to be recognized over 1.7 years.
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
During 2018, 60,000 Legacy RSUs were granted with a grant date fair market value of $14.25 per unit and vests in equal amounts over a three-year period, commencing on the first anniversary of the effective date of grant.
During 2018, the Company accelerated the vesting of 74,280 RSUs in accordance with the Chairman Emeritus Agreement. The acceleration resulted in $694 thousand to be immediately expensed instead of over the initial expected service period.
The following table summarizes the status of and changes in the RSUs and RSAs:

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2020	340,780	$15.35
Granted	293,297	11.84
Vested	(231,845)	15.37
Forfeited	(33,015)	14.62
Unvested, December 31, 2020	369,217	$12.61
Unrecognized stock-based compensation expense related to restricted stock grants issued through December 31, 2020 was $3 million and is expected to be recognized over 1.7 years.
Employee Stock Purchase Plan
The Company has an ESPP whereby employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. The calculated value of each unit award is estimated at the start of the offering period using a Black-Scholes option valuation model that used the assumptions noted in the following table:

	For the Year Ended December 31,
	2020	2019	2018
Assumptions:
Expected volatility	22.50%	7.60%	7.60%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	0.50	1	1
Risk-free rate	0.17%	2.09%	2.09%

2018 Events
Due to the number of events that occurred in 2018, a table of events and the impact to equity based compensation is provided below followed by additional detail under the table:

		Change	Change in
		in	Number of
Event	Event	Cumulative	Awards Issued /	Additional
Date	Type	Expense	Exercised	Notes
(Dollars in thousands)
January 2018	EIP Modification: from performance awards to time-vested awards	$1,294	None	Awards were exchanged at “Target” representing 100% of the original award. 282,192 PBSAs were forfeited and replaced with 282,192 RSUs.
May 2018	Chairman Emeritus Agreement: SSAR and RSU vesting was accelerated	$1,124	201,334 SSARs were exercised and 74,280 RSUs vested	101,178 common shares were issued.
October 2018	New Plan Approved: Existing awards were canceled and regranted under the Omnibus Plan as agreed with certain participants.
	–SSARs	None	None	1,595,430 SSARs were forfeited and regranted under the Omnibus Plan
	–RSUs	None	None	298,254 RSUs were forfeited and regranted under the Omnibus Plan
	–PBSAs	None	None	159,384 PBSAs were forfeited and regranted under the Omnibus Plan
December 2018	Stock Split: 2-for-1 Stock Split occurred	None	All awards, excluding 100,000 SSARs were split	All awards, other than the noted SSARs, were retroactively adjusted for all periods presented to reflect the 2-for-1 split
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
Note 17: Stock Warrants
The Company had 113,500 and 113,500 outstanding, fully vested warrants to purchase common stock at a strike price of $5.00 per share as of December 31, 2020 and 2019, respectively. The 113,500 warrants were modified during 2018 to extend the expiration date from June 30, 2019 to April 26, 2023 in accordance with the Chairman Emeritus Agreement. The strike price continues to be $5.00 per share. During the period ended December 31, 2019, 10,000 warrants were forfeited.

Note 18: Operating Leases
During 2020, the Bank began occupying office space in Kansas City, Missouri and Frisco, Texas. The Kansas City, non-cancellable lease has a term of 15 years with four, five-year renewal options. The Bank received a construction allowance of $1 million. The Frisco, non-cancellable lease has a term of 86 months with two, five-year renewal options. The Bank received a construction allowance of $212 thousand.
The Company has various, non-cancellable operating leases for office space in its respective markets. Three operating leases included tenant improvement allowances. In accordance with ASC 840, the Company is amortizing the benefit through occupancy expense over the expected life of the lease. Rent expense for the periods presented was as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Rental Expense	$2,871	$2,526	$3,323
Future minimum lease payments under operating leases were as follows:

(Dollars in thousands)
2021	$2,837
2022	2,910
2023	2,956
2024	2,621
2025	2,627
Thereafter	$16,716
Note 19: Disclosure about Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

	Fair Value Description	Valuation Hierarchy Level	Where Fair Value Balance Can Be Found
Available-for-sale securities and equity security	Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.	Level 2	Note 3: Securities
Derivatives	Fair value of the interest rate swaps is obtained from independent pricing services based on quoted market prices for similar derivative contracts.	Level 2	Note 7: Derivatives

Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$55,454	$—	$—	$55,454
Foreclosed assets held-for-sale	$2,347	$—	$—	$2,347

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$20,889	$—	$—	$20,889
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
Foreclosed Assets Held-for-Sale
The fair value of foreclosed assets held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.
Unobservable (Level 3) Inputs
$29 million of collateral dependent impaired loans had appraisals that were more than one year old at December 31, 2020. The Company increased the marketability discount to compensate for the aged appraisals. Increased discounts on other loans resulted from the COVID-19 pandemic’s impact. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2020 and 2019:

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent impaired loans	$55,454	Market comparable properties	Marketability discount	1% - 98% (24%)
Foreclosed assets held-for-sale	$2,347	Market comparable properties	Marketability discount	7% - 10% 9%

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent impaired loans	$20,889	Market comparable properties	Marketability discount	10% - 15% (12%)
See Note 16: Stock-Based Compensation for quantitative information about unobservable inputs used in the fair value measurement of stock appreciation rights.
The following tables present the estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$408,810	$408,810	$—	$—	$408,810
Available-for-sale securities	654,588	—	654,588	—	654,588
Loans, net of allowance for loan losses	4,366,602	—	—	4,351,970	4,351,970
Restricted equity securities	15,543	—	—	15,543	15,543
Interest receivable	17,236	—	17,236	—	17,236
Equity securities	13,436	—	2,247	11,189	13,436
Derivative assets	24,094	—	24,094	—	24,094
Total	$5,500,309	$408,810	$698,165	$4,378,702	$5,485,677
Financial Liabilities
Deposits	$4,694,740	$718,459	$—	$4,015,792	$4,734,251
Federal funds purchased and repurchase agreements	2,306	—	2,306	—	2,306
Federal Home Loan Bank advances	293,100	—	309,020	—	309,020
Other borrowings	963	—	2,024	—	2,024
Interest payable	2,163	—	2,163	—	2,163
Derivative liabilities	24,454	—	24,454	—	24,454
Total	$5,017,726	$718,459	$339,967	$4,015,792	$5,074,218

	December 31, 2019
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$187,320	$187,320	$—	$—	$187,320
Available-for-sale securities	739,473	—	739,473	—	739,473
Loans, net of allowance for loan losses	3,795,348	—	—	3,810,818	3,810,818
Restricted equity securities	17,278	—	—	17,278	17,278
Interest receivable	15,716	—	15,716	—	15,716
Equity security	2,161	—	2,161	—	2,161
Derivative assets	9,838	—	9,838	—	9,838
	$4,767,134	$187,320	$767,188	$3,828,096	$4,782,604
Financial Liabilities
Deposits	$3,923,759	$521,826	$—	$3,407,012	$3,928,838
Federal funds purchased and repurchase agreements	14,921	—	14,921	—	14,921
Federal Home Loan Bank advances	358,743	—	357,859	—	357,859
Other borrowings	921	—	2,147	—	2,147
Interest payable	4,584	—	4,584	—	4,584
Derivative liabilities	9,907	—	9,907	—	9,907
	$4,312,835	$521,826	$389,418	$3,407,012	$4,318,256
Note 20: Significant Estimates and Concentrations
GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in Note 4: Loans and Allowance for Loan Losses. Current vulnerabilities due to certain concentrations of credit risk are discussed in Note 21: Commitments and Credit Risk. Credit risk related to derivatives is reflected in the Note 7: Derivatives and Hedging Activities. Estimates related to equity awards are reflected in Note 16: Stock-Based Compensation. Other significant estimates and concentrations not discussed in those footnotes include:
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
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.
Note 21: Commitments and Credit Risk
The Company had the following commitments at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to originate loans	$99,596	$134,652
Standby letters of credit	48,607	39,035
Lines of credit	1,423,038	1,351,873
Future lease commitments	—	20,935
Total	$1,571,241	$1,546,495

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
Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.
Note 22: Stock Offerings and Repurchases
In October 2020, the Company announced a $20 million program to repurchase CrossFirst’s common stock. The repurchased shares are held in the treasury stock account until sold or retired and will be accounted for on a first-in first-out method.
The Company completed its IPO on August 19, 2019 in which it issued and sold 6,594,362 common shares including 844,362 shares pursuant to the underwriters’ partial exercise of their over-allotment option. The common shares were sold at an initial public offering price of $14.50 per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $87 million.
The Company redeemed all, 1,200,000, of its 7.00% Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Shares”) on January 30, 2019 (the “Redemption Date”). On the Redemption Date, we redeemed each outstanding Series A Preferred Share at a redemption price of $25.00 per share. From and after the Redemption Date, all of the Series A Preferred Shares ceased to be outstanding, all dividends with respect to the Series A Preferred Shares ceased to accrue and all rights with respect to the Series A Preferred Shares ceased and terminated, except the rights of holders to receive the redemption price per share of the Series A Preferred Shares. The impact of the redemption was a reduction of approximately $30 million in cash and cash equivalents and stockholders’ equity. The redemption did not impact the income statement.
Effective December 21, 2018, the Company effected a 2-for-1 stock split in the form of a dividend. Share data and per share data were retroactively adjusted for the periods presented to reflect the change in capital structure.
Prior to its IPO, the Company issued the majority of common shares through private placements. In addition, the Company had employee plans that allowed certain individuals to purchase common shares outside of a private placement.
The Company has various stock-based awards that are converted into common stock upon vest or exercise.
Additional information related to stock-based awards can be found in Note 16: Stock-Based Compensation and information related to warrants can be found in Note 17: Stock Warrants.

Note 23: Parent Company Condensed Financial Statements
The following are the condensed financial statements of CrossFirst Bankshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Assets
Investment in consolidated subsidiaries
Banks	$580,162	$551,084
Nonbanks	—	870
Cash	46,676	52,478
Other assets	1,756	1,364
Total assets	$628,594	$605,796
Liabilities and stockholders’ equity
Trust preferred securities, net	$963	$921
Other liabilities	3,203	3,231
Total liabilities	4,166	4,152
Stockholders’ equity
Common stock	523	520
Treasury stock at cost	(6,061)	—
Additional paid-in capital	522,911	519,870
Retained earnings	77,652	64,803
Accumulated other comprehensive income	29,403	16,451
Total stockholders’ equity	624,428	601,644
Total liabilities and stockholders’ equity	$628,594	$605,796

Condensed Statements of Income

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Income
Earnings of consolidated subsidiaries	$13,682	$28,814	$24,330
Management fees charged to subsidiaries	8,520	7,500	6,000
Other	(18)	(4)	3
Total income	22,184	36,310	30,333
Expense
Salaries and employee benefits	5,143	4,584	8,139
Occupancy, net	405	275	368
Other	4,220	3,044	3,734
Total expense	9,768	7,903	12,241
Income tax benefit	(185)	(66)	(1,498)
Net income	$12,601	$28,473	$19,590

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Operating Activities
Net income	$12,601	$28,473	$19,590
Items not requiring (providing) cash
Earnings of consolidated subsidiaries	(13,682)	(28,814)	(24,330)
Share-based incentive compensation	1,917	1,974	2,224
Other adjustments	(412)	5,343	1,367
Net cash provided by (used in) operating activities	424	6,976	(1,149)
Investing Activities
Decrease (increase) in investment in subsidiaries	870	(49,825)	(157,900)
Net cash provided by (used in) investing activities	870	(49,825)	(157,900)
Financing Activities
Redemption of preferred stock	—	(30,000)	—
Dividends paid on preferred stock	—	(700)	(2,100)
Issuance of common stock, net	3	88,324	203,848
Common stock purchased and retired	—	(155)	(11,024)
Open market common share repurchases	(6,061)	—	—
Acquisition of common stock for tax withholding obligations	(1,236)	(245)	(2,132)
Proceeds from employee stock purchase plan	151	547	367
Net decrease in employee receivables	47	117	71
Net cash provided by (used in) financing activities	(7,096)	57,888	189,030
Increase (decrease) in cash	(5,802)	15,039	29,981
Cash at beginning of year	52,478	37,439	7,458
Cash at end of year	$46,676	$52,478	$37,439
Note 24: Subsequent Events
Subsequent events have been evaluated through February 26, 2021, which is the date the consolidated financial statements were available to be issued.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our systems of internal controls are designed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In addition, given the Company’s size, operations and footprint, lapses or deficiencies in internal controls may occur from time to time.
Management assessed our internal control over financial reporting as of December 31, 2020. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures.There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of the fiscal year for which this Annual Report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information to be set forth under the captions “Proposal 1. - Election of Directors,” “Information Regarding the Board and Director Nominees,” and “Corporate Governance” in our proxy statement for our 2021 annual meeting of stockholders (the “2021 Proxy Statement”). The information required by this item regarding our executive officers is incorporated by reference to Part I of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
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
Item 11.    Executive Compensation
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information to be set forth under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and Note 16: Stock-Based Compensation within the Notes to the Consolidated Financial Statements.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information to be set forth under the caption “Stock Ownership—Beneficial Ownership of Company Common Stock” in the 2021 Proxy Statement and Note 16: Stock-Based Compensation within the Notes to the Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans
Set forth below is information as of December 31, 2020 regarding equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—		—		—
Equity compensation plans not approved by shareholders	1,703,175	(A)	$10.35	(B)	2,202,166	(C)
Total	1,703,175		$10.35		2,202,166
(A)Includes 100,000 shares issuable upon exercise of stock appreciation rights granted under the Chairman Emeritus Agreement, 113,500 shares issuable upon exercise of warrants, and 1,489,675 shares issuable upon exercise of stock appreciation rights granted under the 2018 Equity Incentive Plan.

(B)Represents the weighted average exercise price of outstanding stock appreciation rights and warrants. Includes the weighted average exercise price of $28.50 for stock appreciation rights granted under the Chairman Emeritus Agreement, $5.00 for shares issuable upon exercise of warrants and $9.54 for stock appreciation rights granted under the 2018 Equity Incentive Plan.

(C)Available shares can be granted in the form of stock appreciation rights, options, restricted stock or performance awards. The number of securities remaining available under the 2018 Equity Incentive Plan was 2,083,353 and under the Employee Stock Purchase Plan was 118,813.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information to be set forth under the captions “Policies and Procedures Regarding Related Person Transactions” and “Corporate Governance-Information Concerning Nominees for Election as Directors-Director Independence” in the 2021 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Independent Registered Public Accounting Firm Fees” in the 2021 Proxy Statement.
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

(a) (3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Articles of Incorporation of CrossFirst Bankshares, Inc.	S-1	3.1	July 18, 2019
3.2	Amendment to Articles of Incorporation of CrossFirst Bankshares, Inc.	S-1	3.2	July 18, 2019
3.3	Bylaws of CrossFirst Bankshares, Inc.	S-1	3.3	July 18, 2019
4.1	Specimen Common Stock Certificate	S-1	4.1	July 18, 2019
4.2	Form of Warrant Agreement	S-1/A	4.2	July 29, 2019
4.3	Description of Securities	10-K	4.3	March 10, 2020
10.1	Amended Employment Agreement with George F. Jones, Jr. dated May 1, 2018†	S-1	10.1	July 18, 2019
10.1.1	Second Amendment to Employment Agreement with George F. Jones, Jr. dated March 20, 2019†	S-1	10.2	July 18, 2019
10.1.2	Third Amendment to Employment Agreement with George F. Jones, Jr. dated May 1, 2019†	S-1	10.3	July 18, 2019
10.2	Employment Agreement with David O’Toole dated May 1, 2015†	S-1	10.4	July 18, 2019
10.2.1	First Amendment to Employment Agreement with David O’Toole dated March 19, 2019†	S-1	10.5	July 18, 2019
10.3	Employment Agreement with Mike Maddox dated June 1, 2020†	10-Q	10.1	August 12, 2020
10.4	Employment Agreement with Amy Fauss dated July 29, 2016†	S-1	10.8	July 18, 2019
10.4.1	First Amendment to Employment Agreement with Amy Fauss dated March 15, 2019†	S-1	10.9	July 18, 2019
10.5	Employment Agreement with Tom Robinson dated May 1, 2015†	S-1	10.10	July 18, 2019
10.5.1	First Amendment to Employment Agreement with Tom Robinson dated March 18, 2019†	S-1	10.11	July 18, 2019
10.6	Employment Agreement with Aisha Reynolds, dated October 23, 2019†	10-K	10.6	March 10, 2020
10.7	Employment Agreement with Randy Rapp, dated April 1, 2019†	10-K	10.7	March 10, 2020
10.8	RSU Award Agreement with George F. Jones, Jr. dated February 28, 2019†	S-1	10.13	July 18, 2019
10.9	Performance Share Award Agreement with George F. Jones, Jr. dated February 28, 2019†	S-1	10.14	July 18, 2019
10.10	2018 Omnibus Equity Incentive Plan†	S-1	10.15	July 18, 2019
10.11	Form of Legacy RSU - New Market Founders Award†	S-1	10.16	July 18, 2019
10.12	Form of Legacy EIP 2018 RSU Award Agreement†	S-1	10.17	July 18, 2019
10.13	Form of Legacy SAR Award Agreement†	S-1	10.18	July 18, 2019
10.14	Form of EEIP Legacy RSU Award Agreement†	S-1	10.19	July 18, 2019
10.15	Form of RSU Award Agreement†	S-1	10.20	July 18, 2019
10.16	Form of 2019 RSU Award Agreement†	S-1	10.21	July 18, 2019
10.17	Form of 2019 Performance Share Award Agreement†	S-1	10.22	July 18, 2019
10.18	Form of Director Restricted Stock Award†	S-1	10.23	July 18, 2019
10.19	Form of Indemnification Agreement†	S-1	10.24	July 18, 2019
10.20	Director Deferred Fee Program†	S-1	10.25	July 18, 2019
10.21	Stock Appreciation Rights Plan†	S-1	10.26	July 18, 2019
10.22	Form of SAR Award Agreement†	S-1	10.27	July 18, 2019
10.23	Annual Incentive Plan†	10-Q	10.1	May 14, 2020
10.24	Employment Agreement with Steve Peterson dated July 1, 2020†	10-Q	10.2	August 12, 2020
10.25	Senior Executive Severance Plan†	10-Q	10.3	August 12, 2020
10.26	Employee Stock Purchase Plan†	S-8	99.1	July 2, 2020
21.1*	Subsidiaries of CrossFirst Bankshares, Inc.
23.1*	Consent of BKD, LLP

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Filed Herewith
**Furnished Herewith
† Indicates a management contract or compensatory plan
Item 16.    Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

February 26, 2021	/s/ David L. O'Toole
David L. O’Toole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Rod Brenneman
Rod Brenneman	Director (Chairman)	February 26, 2021
/s/ Michael J. Maddox	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Maddox		February 26, 2021
/s/ David L. O’Toole	Director, Chief Financial Officer (Principal Financial and Accounting Officer)
David O’Toole		February 26, 2021
/s/ George F. Jones, Jr.	Director (Vice Chairman)
George F. Jones, Jr.		February 26, 2021
/s/ George Bruce	Director
George Bruce		February 26, 2021
/s/ Steven W. Caple	Director
Steven W. Caple		February 26, 2021
/s/ Ron Geist	Director
Ron Geist		February 26, 2021
/s/ Jennifer Grigsby	Director
Jennifer Grigsby		February 26, 2021
/s/ George E. Hansen III	Director
George E. Hansen III		February 26, 2021
/s/ Lance Humphreys	Director
Lance Humphreys		February 26, 2021
/s/ Mason King	Director
Mason King		February 26, 2021
/s/ James Kuykendall	Director
James Kuykendall		February 26, 2021
/s/ Kevin Rauckman	Director
Kevin Rauckman		February 26, 2021
/s/ Michael Robinson	Director
Michael Robinson		February 26, 2021

Signature	Title	Date
/s/ Jay Shadwick	Director
Jay Shadwick		February 26, 2021
/s/ Grey Stogner	Director
Grey Stogner		February 26, 2021
/s/ Stephen K. Swinson	Director
Stephen K. Swinson		February 26, 2021