Form 10-Q
period 2021-03-31
CROSSFIRST BANKSHARES, INC.
filed 2021-05-06
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 5, 2021, the registrant had 51,580,761 shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q for the Quarter Ended March 31, 2021

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
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Such possible events or factors include: risks associated with the current outbreak of the novel coronavirus, or the COVID-19 pandemic, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021, any subsequent quarterly report on Form 10-Q as well as in our other filings with the SEC.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$630,787	$408,810
Available-for-sale securities - taxable	192,031	177,238
Available-for-sale securities - tax-exempt	493,423	477,350
Loans, net of allowance for loan losses of $74,551 and $75,295 at March 31, 2021 and December 31, 2020, respectively	4,434,049	4,366,602
Premises and equipment, net	69,270	70,509
Restricted equity securities	14,080	15,543
Interest receivable	17,987	17,236
Foreclosed assets held for sale	2,347	2,347
Bank-owned life insurance	67,914	67,498
Other	76,186	56,170
Total assets	$5,998,074	$5,659,303
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$794,559	$718,459
Savings, NOW and money market	3,325,220	2,932,799
Time	931,791	1,043,482
Total deposits	5,051,570	4,694,740
Federal funds purchased and repurchase agreements	3,294	2,306
Federal Home Loan Bank advances	283,100	293,100
Other borrowings	974	963
Interest payable and other liabilities	30,302	43,766
Total liabilities	5,369,240	5,034,875
Stockholders’ equity
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 52,376,779 and 52,289,129 shares at March 31, 2021 and December 31, 2020, respectively	523	523
Treasury stock, at cost:
698,110 and 609,613 shares held at March 31, 2021 and December 31, 2020, respectively	(7,113)	(6,061)
Additional paid-in capital	523,156	522,911
Retained earnings	89,722	77,652
Accumulated other comprehensive income	22,546	29,403
Total stockholders’ equity	628,834	624,428
Total liabilities and stockholders’ equity	$5,998,074	$5,659,303

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands except per share data)
Interest Income
Loans, including fees	$43,758	$48,339
Available-for-sale securities - taxable	751	1,774
Available-for-sale securities - tax-exempt	3,351	3,312
Deposits with financial institutions	128	491
Dividends on bank stocks	165	292
Total interest income	48,153	54,208
Interest Expense
Deposits	5,728	14,272
Fed funds purchased and repurchase agreements	1	62
Federal Home Loan Bank Advances	1,283	1,611
Other borrowings	24	35
Total interest expense	7,036	15,980
Net Interest Income	41,117	38,228
Provision for Loan Losses	7,500	13,950
Net Interest Income after Provision for Loan Losses	33,617	24,278
Non-Interest Income
Service charges and fees on customer accounts	957	508
Realized gains on available-for-sale securities	10	393
Income from bank-owned life insurance	416	456
Swap fees and credit valuation adjustments, net	155	(9)
ATM and credit card interchange income	2,328	485
Other non-interest income	278	254
Total non-interest income	4,144	2,087
Non-Interest Expense
Salaries and employee benefits	13,553	14,390
Occupancy	2,494	2,085
Professional fees	782	671
Deposit insurance premiums	1,151	1,016
Data processing	716	692
Advertising	303	500
Software and communication	1,065	876
Foreclosed assets, net	50	10
Other non-interest expense	2,704	1,975
Total non-interest expense	22,818	22,215
Net Income Before Taxes	14,943	4,150
Income tax expense	2,908	293
Net Income	$12,035	$3,857
Basic Earnings Per Share	$0.23	$0.07
Diluted Earnings Per Share	$0.23	$0.07

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Net Income	$12,035	$3,857
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	(9,070)	8,532
Less: income tax expense (benefit)	(2,221)	2,084
Unrealized gain (loss) on available-for-sale securities, net of income tax	(6,849)	6,448
Reclassification adjustment for realized gains included in income	10	393
Less: income tax	2	96
Less: reclassification adjustment for realized gains included in income, net of income tax	8	297
Other comprehensive income (loss)	(6,857)	6,151
Comprehensive Income	$5,178	$10,008

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2019	51,969,203	$520	$519,870	$64,803	$16,451	$—	$601,644
Net income	—	—	—	3,857	—	—	3,857
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	6,151	—	6,151
Issuance of shares from equity-based awards	128,859	1	(671)	—	—	—	(670)
Employee receivables from sale of stock	—	—	1	29	—	—	30
Stock-based compensation	—	—	934	—	—	—	934
Balance at March 31, 2020	52,098,062	$521	$520,134	$68,689	$22,602	$—	$611,946

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2020	51,679,516	$523	$522,911	$77,652	$29,403	$(6,061)	$624,428
Net income	—	—	—	12,035	—	—	12,035
Change in unrealized depreciation on available-for-sale securities	—	—	—	—	(6,857)	—	(6,857)
Issuance of shares from equity-based awards	87,650	—	(404)	—	—	—	(404)
Open market common share repurchases	(88,497)	—	—	—	—	(1,052)	(1,052)
Employee receivables from sale of stock	—	—	—	35	—	—	35
Stock-based compensation	—	—	649	—	—	—	649
Balance at March 31, 2021	51,678,669	$523	$523,156	$89,722	$22,546	$(7,113)	$628,834

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Operating Activities
Net income	$12,035	$3,857
Items not requiring (providing) cash
Depreciation and amortization	1,375	1,295
Provision for loan losses	7,500	13,950
Accretion of discounts and amortization of premiums on securities	1,310	1,473
Equity based compensation	649	934
Deferred income taxes	1,824	2,881
Net realized gains on available-for-sale securities	(10)	(393)
Changes in
Interest receivable	(751)	(1,242)
Other assets	(28,730)	(717)
Other liabilities	(4,937)	(9,368)
Net cash provided by (used in) operating activities	(9,735)	12,670
Investing Activities
Net change in loans	(74,947)	(169,595)
Purchases of available-for-sale securities	(74,575)	(11,861)
Proceeds from maturities of available-for-sale securities	33,329	21,528
Proceeds from sale of available-for-sale securities	—	3,841
Purchase of premises and equipment	(118)	(331)
Purchase of restricted equity securities	—	(970)
Proceeds from sale of restricted equity securities	1,626	—
Net cash used in investing activities	(114,685)	(157,388)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts	468,521	185,747
Net decrease in time deposits	(111,691)	(136,684)
Net increase in fed funds purchased and repurchase agreements	988	24,025
Proceeds from Federal Home Loan Bank advances	—	70,000
Repayment of Federal Home Loan Bank advances	(10,000)	(26,063)
Issuance of common shares, net of issuance cost	—	1
Repurchase of common stock	(1,052)	—
Acquisition of common stock for tax withholding obligations	(404)	(671)
Net decrease in employee receivables	35	30
Net cash provided by financing activities	346,397	116,385
Increase (Decrease) in Cash and Cash Equivalents	221,977	(28,333)
Cash and Cash Equivalents, Beginning of Period	408,810	187,320
Cash and Cash Equivalents, End of Period	$630,787	$158,987
Supplemental Cash Flows Information
Interest paid	$7,287	$17,199
Income taxes paid	$130	$—

See Notes to Consolidated Financial Statements (unaudited)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 1:Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (the “Company”) is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiary, CrossFirst Bank (the “Bank”). In addition, the Bank has three subsidiaries including CrossFirst Investments, Inc. (“CFI”) that holds investments in marketable securities, CFBSA I, LLC that holds foreclosed assets and CFBSA II, LLC that holds foreclosed assets.
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Bank, CFI, CFBSA I, LLC and CFBSA II, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted and should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021.
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
No significant changes in the accounting policies of the Company occurred since December 31, 2020, the most recent date financial statements were provided within the Company’s 2020 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Use of Estimates
The Company identified accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of the Company’s financial statements to those judgments and assumptions, are critical to an understanding of the Company’s financial condition and results of operations. Actual results could differ from those estimates. In particular, the novel coronavirus (“COVID-19”) pandemic and resulting impacts to economic conditions, as well as adverse impacts to the Company’s operations, may impact future estimates. The allowance for loan losses, deferred tax asset, and fair value of financial instruments are particularly susceptible to significant change.
Cash Equivalents
The Company had $541 million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of March 31, 2021. The reserve required at March 31, 2021 was $0.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
The CARES Act gave financial institutions the right to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs from March 1, 2020, through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, which extended the period during which the Company may suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs through January 1, 2022 or 60 days after the date when the national emergency concerning COVID-19 terminates. The Company elected to apply the guidance starting in the first quarter of 2020.
Changes Affecting Comparability
Beginning with the quarter ended March 31, 2021, the Company consolidated the “Goodwill and other intangible assets, net” into “other assets” within the Consolidated Balance Sheets. The consolidation was due to the immateriality of the remaining intangible assets. The change had no impact on net income.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
For the quarter ended March 31, 2021, the Company consolidated “equipment costs, other asset depreciation and amortization” into “other noninterest expense” within the Consolidated Statements of Income. In addition, the Company broke out “foreclosed assets, net” that was previously consolidated. As a result, changes within the Consolidated Statements of Income in the prior periods were made to conform to the current period presentation. The changes: (i) consolidate lower balance line items or (ii) provide additional detail about the Company’s operations. The changes had no impact on net income.
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
Recent Accounting Pronouncements
The following table provides information about Accounting Standard Updates (“ASUs”) the Company anticipates to adopt in the future:

Standard	Anticipated Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13 Financial Instruments-Credit Losses	If the Company maintains its EGC status, the Company is not required to implement this standard until January 2023. The Company anticipates an adoption date of January 2022.	Requires an entity to utilize a new impairment model known as the current expected credit loss model to estimate its lifetime expected credit loss and record an allowance that, when deducted from amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.	The Company established a committee of individuals from applicable departments to oversee the implementation process. The Company completed the third-party software implementation phase that included data capture and portfolio segmentation amongst other items.

The Company completed parallel runs in 2019. During the period ended December 31, 2020, the Company continued to perform parallel runs using 2020 data and continued to recalibrate inputs as necessary. The Company is evaluating the internal control changes that will be necessary to transition to the third-party platform and third-party testing is anticipated later in 2021.

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
Note 2:Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands except per share data)
Earnings per Share
Net income available to common stockholders	$12,035	$3,857
Weighted average common shares	51,657,204	52,071,484
Earnings per share	$0.23	$0.07
Dilutive Earnings Per Share
Net income available to common stockholders	$12,035	$3,857
Weighted average common shares	51,657,204	52,071,484
Effect of dilutive shares	724,270	588,786
Weighted average dilutive common shares	52,381,474	52,660,270
Diluted earnings per share	$0.23	$0.07
Stock-based awards not included because to do so would be antidilutive	669,112	905,406

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 3:Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale securities consisted of the following:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$138,231	$2,912	$1,464	$139,679
Collateralized mortgage obligations - GSE residential	38,206	785	26	38,965
State and political subdivisions	474,912	28,517	862	502,567
Corporate bonds	4,251	74	82	4,243
Total available-for-sale securities	$655,600	$32,288	$2,434	$685,454

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$104,839	$4,277	$—	$109,116
Collateralized mortgage obligations - GSE residential	52,070	984	42	53,012
State and political subdivisions	454,486	33,642	31	488,097
Corporate bonds	4,259	104	—	4,363
Total available-for-sale securities	$615,654	$39,007	$73	$654,588

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The amortized cost and fair value of available-for-sale securities at March 31, 2021, by contractual maturity, are shown below:

	March 31, 2021
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$48	$181	$138,002	$138,231
Estimated fair value	$—	$50	$193	$139,436	$139,679
Weighted average yield(2)	—%	4.60%	3.91%	1.72%	1.72%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,469	$35,737	$38,206
Estimated fair value	$—	$—	$2,645	$36,320	$38,965
Weighted average yield(2)	—%	—%	2.75%	1.59%	1.66%
State and political subdivisions
Amortized cost	$652	$5,947	$65,518	$402,795	$474,912
Estimated fair value	$654	$6,024	$70,889	$425,000	$502,567
Weighted average yield(2)	3.54%	3.86%	3.32%	2.82%	2.90%
Corporate bonds
Amortized cost	$—	$357	$3,894	$—	$4,251
Estimated fair value	$—	$366	$3,877	$—	$4,243
Weighted average yield(2)	—%	4.10%	4.54%	—%	4.51%
Total available-for-sale securities
Amortized cost	$652	$6,352	$72,062	$576,534	$655,600
Estimated fair value	$654	$6,440	$77,604	$600,756	$685,454
Weighted average yield(2)	3.54%	3.88%	3.37%	2.48%	2.59%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables show the number of securities, unrealized loss, and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$55,185	$1,464	8	$—	$—	—	$55,185	$1,464	8
Collateralized mortgage obligations - GSE residential	7,591	26	6	—	—	—	7,591	26	6
State and political subdivisions	44,008	861	32	24	1	1	44,032	862	33
Corporate bonds	3,418	82	1	—	—	—	3,418	82	1
Total temporarily impaired securities	$110,202	$2,433	47	$24	$1	1	$110,226	$2,434	48

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized mortgage obligations - GSE residential	9,933	42	5	—	—	—	9,933	42	5
State and political subdivisions	8,525	31	8	25	—	1	8,550	31	9
Corporate bonds	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$18,458	$73	13	$25	$—	1	$18,483	$73	14

The Company expects to recover the amortized cost basis over the term of the securities. The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method. Gross gains of $21 thousand and $402 thousand and gross losses of $11 thousand and $9 thousand resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2021 and 2020, respectively. The gross gains as of March 31, 2020, included $75 thousand related to a previously disclosed OTTI municipal security that was settled in 2020.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Equity Securities
Equity securities consist of a $2 million investment in a Community Reinvestment Act (“CRA”) mutual fund and an $11 million privately-held security acquired in the fourth quarter of 2020 as part of a debt restructuring. Equity securities are included in “other assets” on the Consolidated Balance Sheets.
The privately-held security was acquired in partial satisfaction of debts previously contracted. The Company elected a measurement alternative that allows the security to remain at cost until an impairment is identified or an observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. No changes to the cost basis occurred during the first quarter of 2021. The Company is required to make good faith efforts to dispose of the security. The shares may be held for a maximum of five years, subject to a five-year extension that would result in a change to Tier 1 capital.
The following is a summary of the unrealized and realized gains and losses recognized in net income on equity securities:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities	$(39)	$34
Less: net gains recognized during the reporting period on equity securities sold during the reporting period	—	—
Unrealized gain (losses) recognized during the reporting period on equity securities still held at the reporting date	$(39)	$34

Note 4:Loans and Allowance for Loan Losses (“ALLL”)
Categories of loans at March 31, 2021 and December 31, 2020 include:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial	$1,284,047	$1,338,757
Energy	342,899	345,233
Commercial real estate	1,191,634	1,179,534
Construction and land development	617,200	563,144
Residential and multifamily real estate	687,893	680,932
Paycheck Protection Program (“PPP”)	336,355	292,230
Consumer	62,917	55,270
Gross loans	4,522,945	4,455,100
Less: Allowance for loan losses	74,551	75,295
Less: Net deferred loan fees and costs	14,345	13,203
Net loans	$4,434,049	$4,366,602
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
accrual and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process and loan categories. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
The Company evaluates the loan risk grading system definitions, portfolio segment definitions and ALLL methodology on an ongoing basis. No changes to loan definitions, segmentation, and ALLL methodology occurred during the first quarter of 2021.
The following tables summarize the activity in the ALLL by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2021
Allowance for loan losses
Beginning balance	$24,693	$18,341	$22,354	$3,612	$5,842	$—	$453	$75,295
Provision charged to expense	7,015	1,951	(1,745)	225	214	—	(160)	7,500
Charge-offs	(8,266)	—	—	—	—	—	—	(8,266)
Recoveries	22	—	—	—	—	—	—	22
Ending balance	$23,464	$20,292	$20,609	$3,837	$6,056	$—	$293	$74,551

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2020
Allowance for loan losses
Beginning balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Provision charged to expense	3,271	2,313	4,538	1,505	2,141	—	182	13,950
Charge-offs	(18,077)	(1,279)	—	—	—	—	(104)	(19,460)
Recoveries	71	—	—	—	—	—	1	72
Ending balance	$21,129	$7,599	$12,623	$5,021	$4,687	$—	$399	$51,458

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
March 31, 2021
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$832	$4,938	$2,990	$—	$—	$—	$—	$8,760
Collectively evaluated for impairment	$22,632	$15,354	$17,619	$3,837	$6,056	$—	$293	$65,791
Ending balance	$23,464	$20,292	$20,609	$3,837	$6,056	$—	$293	$74,551
Allocated to loans:
Individually evaluated for impairment	$39,287	$27,215	$36,028	$—	$6,302	$—	$241	$109,073
Collectively evaluated for impairment	$1,244,760	$315,684	$1,155,606	$617,200	$681,591	$336,355	$62,676	$4,413,872
Ending balance	$1,284,047	$342,899	$1,191,634	$617,200	$687,893	$336,355	$62,917	$4,522,945

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
December 31, 2020
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$1,115	$3,370	$5,048	$—	$—	$—	$—	$9,533
Collectively evaluated for impairment	$23,578	$14,971	$17,306	$3,612	$5,842	$—	$453	$65,762
Ending balance	$24,693	$18,341	$22,354	$3,612	$5,842	$—	$453	$75,295
Allocated to loans:
Individually evaluated for impairment	$44,678	26,045	$44,318	$—	$6,329	$—	$244	$121,614
Collectively evaluated for impairment	$1,294,079	$319,188	$1,135,216	$563,144	$674,603	$292,230	$55,026	$4,333,486
Ending balance	$1,338,757	$345,233	$1,179,534	$563,144	$680,932	$292,230	$55,270	$4,455,100

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Credit Risk Profile
The Company analyzes its loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation and payment activity. These categories are utilized to develop the associated ALLL. A description of the loan grades and segments follows:
Loan Grades
•Pass (risk rating 1-4) - The category includes loans that are considered satisfactory. The category includes borrowers that generally maintain good liquidity and financial condition or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is programmed and timely repayment is expected.
•Special Mention (risk rating 5) - The category includes borrowers that generally exhibit adverse trends in operations or an imbalanced position in their balance sheet that has not reached a point where repayment is jeopardized. Credits are currently protected but, if left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s credit or lien position at a future date. These credits are not adversely classified and do not expose the Company to enough risk to warrant adverse classification.
•Substandard (risk rating 6) - The category includes borrowers that generally exhibit well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Substandard loans include both performing and nonperforming loans and are broken out in the table below.
•Doubtful (risk rating 7) - The category includes borrowers that exhibit weaknesses inherent in a substandard credit and characteristics that these weaknesses make collection or liquidation in full highly questionable or improbable based on existing facts, conditions and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
•Loss (risk rating 8) - Credits which are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.
Loan Portfolio Segments
•Commercial - The category includes loans to commercial customers for use in financing working capital, equipment purchases and expansions. Repayment is primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
•Energy - The category includes loans to oil and natural gas customers for use in financing working capital needs, exploration and production activities, and acquisitions. The loans are repaid primarily from the conversion of crude oil and natural gas to cash. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Energy loans are typically collateralized with the underlying oil and gas reserves.
•Commercial Real Estate - The category includes loans that typically involve larger principal amounts and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
•Construction and Land Development - The category includes loans that are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
•Residential and Multifamily Real Estate - The category includes loans that are generally secured by owner-occupied 1-4 family residences or multifamily properties. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers or underlying tenants. Credit risk in these loans can be impacted by economic

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
conditions within or outside the borrower’s market areas that might impact either property values, a borrower’s personal income, or residents’ income.
•PPP - The category includes loans that were established by the CARES Act which authorized forgivable loans to small businesses to pay their employees during the COVID-19 pandemic. The loans are 100 percent guaranteed by the SBA and repayment is primarily dependent on the borrower’s cash flow or SBA repayment approval.
•Consumer - The category includes revolving lines of credit and various term loans such as automobile loans and loans for other personal purposes. Repayment is primarily dependent on the personal income and credit rating of the borrowers. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the borrower’s market area) and the creditworthiness of a borrower.
The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation, and payment activity:

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2021
Commercial	$1,171,818	$43,247	$46,912	$20,409	$1,661	$—	$1,284,047
Energy	141,441	82,314	92,032	23,421	3,691	—	342,899
Commercial real estate	1,054,675	66,101	60,037	10,821	—	—	1,191,634
Construction and land development	616,061	—	1,139	—	—	—	617,200
Residential and multifamily real estate	679,335	43	5,440	3,075	—	—	687,893
PPP	336,355	—	—	—	—	—	336,355
Consumer	62,676	—	—	241	—	—	62,917
	$4,062,361	$191,705	$205,560	$57,967	$5,352	$—	$4,522,945

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2020
Commercial	$1,182,519	$66,142	$63,407	$26,124	$565	$—	$1,338,757
Energy	145,598	90,134	83,574	22,177	3,750	—	345,233
Commercial real estate	1,035,056	67,710	57,680	19,088	—	—	1,179,534
Construction and land development	561,871	125	1,148	—	—	—	563,144
Residential and multifamily real estate	672,327	305	5,199	3,101	—	—	680,932
PPP	292,230	—	—	—	—	—	292,230
Consumer	55,026	—	—	244	—	—	55,270
	$3,944,627	$224,416	$211,008	$70,734	$4,315	$—	$4,455,100

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of March 31, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
March 31, 2021
Commercial	$7,813	$403	$15,709	$23,925	$1,260,122	$1,284,047	$—
Energy	748	—	6,741	7,489	335,410	342,899	—
Commercial real estate	—	—	4,097	4,097	1,187,537	1,191,634	—
Construction and land development	862	—	—	862	616,338	617,200	—
Residential and multifamily real estate	1,160	—	6,028	7,188	680,705	687,893	3,183
PPP	—	—	—	—	336,355	336,355	—
Consumer	—	—	—	—	62,917	62,917	—
	$10,583	$403	$32,575	$43,561	$4,479,384	$4,522,945	$3,183

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
December 31, 2020
Commercial	$8,497	$264	$11,236	$19,997	$1,318,760	$1,338,757	$—
Energy	—	—	7,173	7,173	338,060	345,233	372
Commercial real estate	63	7,677	4,825	12,565	1,166,969	1,179,534	—
Construction and land development	—	—	—	—	563,144	563,144	—
Residential and multifamily real estate	1,577	—	3,520	5,097	675,835	680,932	652
PPP	—	—	—	—	292,230	292,230	—
Consumer	—	—	—	—	55,270	55,270	—
	$10,137	$7,941	$26,754	$44,832	$4,410,268	$4,455,100	$1,024

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. The following tables present loans individually evaluated for impairment, including all restructured and formerly restructured loans, for the periods ended March 31, 2021 and December 31, 2020:

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
March 31, 2021
Loans without a specific valuation
Commercial	$36,174	$38,124	$—
Energy	103	103	—
Commercial real estate	10,553	12,138	—
Construction and land development	—	—	—
Residential and multifamily real estate	6,302	6,558	—
PPP	—	—	—
Consumer	241	241	—
Loans with a specific valuation
Commercial	3,113	15,297	832
Energy	27,112	35,204	4,938
Commercial real estate	25,475	25,475	2,990
Construction and land development	—	—	—
Residential and multifamily real estate	—	—	—
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	39,287	53,421	832
Energy	27,215	35,307	4,938
Commercial real estate	36,028	37,613	2,990
Construction and land development	—	—	—
Residential and multifamily real estate	6,302	6,558	—
PPP	—	—	—
Consumer	241	241	—
	$109,073	$133,140	$8,760

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
December 31, 2020
Loans without a specific valuation
Commercial	$36,111	$50,245	$—
Energy	3,864	6,677	—
Commercial real estate	10,079	11,663	—
Construction and land development	—	—	—
Residential and multifamily real estate	6,329	6,585	—
PPP	—	—	—
Consumer	244	244	—
Loans with a specific valuation
Commercial	8,567	8,567	1,115
Energy	22,181	27,460	3,370
Commercial real estate	34,239	34,239	5,048
Construction and land development	—	—	—
Residential and multifamily real estate	—	—	—
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	44,678	58,812	1,115
Energy	26,045	34,137	3,370
Commercial real estate	44,318	45,902	5,048
Construction and land development	—	—	—
Residential and multifamily real estate	6,329	6,585	—
PPP	—	—	—
Consumer	244	244	—
	$121,614	$145,680	$9,533

The table below shows interest income recognized during the three month periods ended March 31, 2021 and 2020 for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Commercial	$303	$910
Energy	16	122
Commercial real estate	287	123
Construction and land development	—	—
Residential and multifamily real estate	36	40
PPP	—	—
Consumer	—	—
Total interest income recognized	$642	$1,195

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below shows the three month average balance of impaired loans for the periods ended March 31, 2021 and 2020 by loan category for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Commercial	$41,919	$86,626
Energy	27,431	16,976
Commercial real estate	36,215	14,927
Construction and land development	—	—
Residential and multifamily real estate	6,316	5,230
PPP	—	—
Consumer	243	254
Total average impaired loans	$112,124	$124,013

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
All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial	$22,070	$26,691
Energy	27,112	25,927
Commercial real estate	10,821	19,088
Construction and land development	—	—
Residential and multifamily real estate	3,075	3,101
PPP	—	—
Consumer	241	244
Total non-accrual loans	$63,319	$75,051

Troubled Debt Restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.
For the three month periods ended March 31, 2021 and 2020, the modifications related to the TDRs below did not impact the ALLL because the loans were previously impaired and evaluated on an individual basis or enough collateral was obtained.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below presents loans restructured, excluding loans restructured as a result of the COVID-19 pandemic, during the three months ended March 31, 2021 and 2020, including the post-modification outstanding balance and the type of concession made:

	Three Months Ended
	March 31,	March 31,
	2021	2020
	(Dollars in thousands)
Commercial
- Interest rate reduction	$—	$3,171
Energy
- Extension of maturity date	—	2,340
Total troubled debt restructurings	$—	$5,511
The balance of restructured loans, excluding loans restructured as a result of the COVID-19 pandemic, is provided below as of March 31, 2021 and December 31, 2020. In addition, the balance of those loans that are in default at any time during the past twelve months at March 31, 2021 and December 31, 2020 is provided below:

	March 31, 2021			December 31, 2020
	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)
	(Dollars in thousands)
Commercial	6	$21,631	$4,115	7	$22,759	$2,776
Energy	4	10,850	2,619	4	11,053	2,713
Commercial real estate	4	25,990	—	4	26,038	—
Construction and land development	—	—	—	—	—	—
Residential and multifamily real estate	2	3,244	—	2	3,245	—
PPP	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total troubled debt restructured loans	16	$61,715	$6,734	17	$63,095	$5,489
(1) Default is considered to mean 90 days or more past due as to interest or principal.
The TDRs above had an allowance of $5 million and $4 million as of March 31, 2021 and December 31, 2020, respectively.

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
As of March 31, 2021 and December 31, 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	March 31, 2021		December 31, 2020
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	56	$546,947	56	$515,567

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Balance Sheet as of March 31, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2021	2020	Location	2021	2020
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$15,561	$24,094	Other liabilities	$15,766	$24,454
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the Consolidated Statements of Income as swap fee income, net, which includes swap fees earned upon origination and credit valuation adjustments that represents the risk of a counterparty’s default. The effect of the Company’s derivative financial instruments gain (loss) are reported on the Consolidated Statements of Cash Flows within “other assets” and “other liabilities”.

Note 6:Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at March 31, 2021 were as follows:

	March 31, 2021
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$763,848	$115,321	$42,981	$8,193	$1,411	$37	$931,791
Fed funds purchased & repurchase agreements	3,294	—	—	—	—	—	3,294
FHLB borrowings	16,500	11,500	35,000	—	5,100	215,000	283,100
Trust preferred securities(1)	—	—	—	—	—	974	974
	$783,642	$126,821	$77,981	$8,193	$6,511	$216,011	$1,219,159
(1) The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 7:Change in Accumulated Other Comprehensive Income (“AOCI”)
Amounts reclassified from AOCI and the affected line items in the Consolidated Statements of Income during the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended
	March 31,		Affected Line Item in the
	2021	2020	Statements of Income
	(Dollars in thousands)
Unrealized gains on available-for-sale securities	$10	$393	Gain on sale of available-for-sale debt securities
Less: tax effect	2	96	Income tax expense
Net reclassified amount	$8	$297

Note 8:Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.
The capital rules require the Company to maintain a 2.5% capital conservation buffer with respect to Common Equity Tier I capital, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets, which is included in the column “Minimum Capital Required - Basel III” within the table below. A financial institution with a conservation buffer of less than the required amount is

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
subject to limitations on capital distributions, including dividend payments and stock repurchases, as well as certain discretionary bonus payments to executive officers.
The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2021 and December 31, 2020 are presented in the following table:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$668,393	13.3%	$528,882	10.5%	N/A	N/A
Bank	624,240	12.4	528,704	10.5	$503,528	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	605,281	12.0	428,143	8.5	N/A	N/A
Bank	561,155	11.1	427,999	8.5	402,822	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	604,307	12.0	352,588	7.0	N/A	N/A
Bank	561,155	11.1	352,470	7.0	327,293	6.5
Tier I Capital to Average Assets
Consolidated	605,281	10.5	230,468	4.0	N/A	N/A
Bank	$561,155	9.7%	$230,354	4.0%	$287,942	5.0%
December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$656,806	13.1%	$527,486	10.5%	N/A	N/A
Bank	611,533	12.2	527,217	10.5	$502,111	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	593,865	11.8	427,012	8.5	N/A	N/A
Bank	548,615	10.9	426,794	8.5	401,689	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	592,902	11.8	351,657	7.0	N/A	N/A
Bank	548,615	10.9	351,478	7.0	326,372	6.5
Tier I Capital to Average Assets
Consolidated	593,865	10.8	219,550	4.0	N/A	N/A
Bank	$548,615	10.0%	$219,441	4.0%	$274,302	5.0%

Note 9:Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. In addition, the Company has an Employee Stock Purchase Plan that was reinstated during the third quarter of 2020. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 1,831,858 shares as of March 31, 2021.
The table below summarizes the stock-based compensation for the three months ended March 31, 2021 and 2020:

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Stock appreciation rights	$236	$256
Performance-based stock awards	(266)	74
Restricted stock units and awards	665	604
Employee stock purchase plan	14	—
Total stock-based compensation	$649	$934
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
During the three months ended March 31, 2021, the Company granted 63,631 PBSAs. The performance metrics include three year cumulative, adjusted earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the performance-based awards:

	Performance Based Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2021	231,631	$10.51
Granted	63,631	12.89
Vested	0	0.00
Forfeited	0	0.00
Unvested, March 31, 2021	295,262	$11.02
Unrecognized stock-based compensation related to the performance awards issued through March 31, 2021 was $968 thousand and is expected to be recognized over 2.7 years.
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
The Company issues RSUs and RSAs to provide incentives to key officers, employees, and nonemployee directors. Awards are typically granted annually as determined by the Compensation Committee. The service-based RSUs typically vest in equal amounts over three years. The service-based RSAs typically cliff-vest after one year.
The following table summarizes the status of and changes in the RSUs and RSAs:

	Restricted Stock Units and Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2021	369,217	$12.61
Granted	194,211	12.87
Vested	(109,770)	14.28
Forfeited	0	0.00
Unvested, March 31, 2021	453,658	$12.32
Unrecognized stock-based compensation related to the RSUs and RSAs issued through March 31, 2021 was $4 million and is expected to be recognized over 2.3 years.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 10:Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Computed at the statutory rate (21%)	$3,138	$872
Increase (decrease) resulting from
Tax-exempt income	(790)	(790)
Nondeductible expenses	50	64
State income taxes	496	142
Equity based compensation	14	26
Other adjustments	—	(21)
Actual tax expense	$2,908	$293
The tax effects of temporary differences related to deferred taxes shown on the Consolidated Balance Sheets are presented below:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$17,944	$18,124
Lease incentive	550	564
Loan fees	3,453	3,178
Accrued expenses	874	2,128
Deferred compensation	2,197	2,474
State tax credit	2,447	2,621
Other	452	946
Total deferred tax asset	27,917	30,035
Deferred tax liability
Net unrealized gain on securities available-for-sale	(7,308)	(9,531)
FHLB stock basis	(1,248)	(1,209)
Premises and equipment	(2,703)	(2,881)
Other	(1,446)	(1,601)
Total deferred tax liability	(12,705)	(15,222)
Net deferred tax asset	$15,212	$14,813

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
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying Consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

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
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

		March 31, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$46,940	$—	$—	$46,940

		December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$55,454	$—	$—	$55,454
Foreclosed assets held-for-sale	$2,347	$—	$—	$2,347
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
Foreclosed Assets Held-for-Sale
The fair value of foreclosed assets-held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$46,940	Market comparable properties	Marketability discount	10% - 98% (27%)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$55,454	Market comparable properties	Marketability discount	1% - 98% (24%)
Foreclosed assets held-for-sale	$2,347	Market comparable properties	Marketability discount	7% - 10% (9%)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables present the estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$630,787	$630,787	$—	$—	$630,787
Available-for-sale securities	685,454	—	685,454	—	685,454
Loans, net of allowance for loan losses	4,434,049	—	—	4,419,714	4,419,714
Restricted equity securities	14,080	—	—	14,080	14,080
Interest receivable	17,987	—	17,987	—	17,987
Equity securities	13,405	—	2,216	11,189	13,405
Derivative assets	15,561	—	15,561	—	15,561
	$5,811,323	$630,787	$721,218	$4,444,983	$5,796,988
Financial Liabilities
Deposits	$5,051,570	$794,559	$—	$4,289,169	$5,083,728
Federal funds purchased and repurchase agreements	3,294	—	3,294	—	3,294
Federal Home Loan Bank advances	283,100	—	292,667	—	292,667
Other borrowings	974	—	2,235	—	2,235
Interest payable	1,911	—	1,911	—	1,911
Derivative liabilities	15,766	—	15,766	—	15,766
	$5,356,615	$794,559	$315,873	$4,289,169	$5,399,601

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	December 31, 2020
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$408,810	$408,810	$—	$—	$408,810
Available-for-sale securities	654,588	—	654,588	—	654,588
Loans, net of allowance for loan losses	4,366,602	—	—	4,351,970	4,351,970
Restricted equity securities	15,543	—	—	15,543	15,543
Interest receivable	17,236	—	17,236	—	17,236
Equity securities	13,436	—	2,247	11,189	13,436
Derivative assets	24,094	—	24,094	—	24,094
	$5,500,309	$408,810	$698,165	$4,378,702	$5,485,677
Financial Liabilities
Deposits	$4,694,740	$718,459	$—	$4,015,792	$4,734,251
Federal funds purchased and repurchase agreements	2,306	—	2,306	—	2,306
Federal Home Loan Bank advances	293,100	—	309,020	—	309,020
Other borrowings	963	—	2,024	—	2,024
Interest payable	2,163	—	2,163	—	2,163
Derivative liabilities	24,454	—	24,454	—	24,454
	$5,017,726	$718,459	$339,967	$4,015,792	$5,074,218

Note 12:Commitments and Credit Risk
Commitments
The Company had the following commitments at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to originate loans	$112,738	$99,596
Standby letters of credit	41,256	48,607
Lines of credit	1,401,710	1,423,038
Total	$1,555,704	$1,571,241

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “2020 Form 10-K”). Results of operations for the three month period ended March 31, 2021 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our future plans, objectives, beliefs, expectations, representations and projections. See "Forward-Looking Information" which is incorporated herein by reference. Actual results could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A – "Risk Factors" in the 2020 Form 10-K.
Unless we state otherwise or the context otherwise requires, references in the below section to “we,” “our,” “us,” “ourselves,” “our company,” and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, our wholly-owned consolidated bank subsidiary.

First Quarter 2021 Highlights
During the first quarter ended March 31, 2021, we accomplished the following:
•$6 billion of assets, an increase of $339 million or 6% from December 31, 2020 driven by deposit growth;
•Efficiency ratio of 50.4% for the first quarter of 2020;
•$68 million of loan growth from the previous quarter and $512 million or 13% over the last twelve months driven by PPP loan funding;
•$357 million of deposit growth from the previous quarter and $1 billion or 27% over the last twelve months;
•Book value per share of $12.17 at March 31, 2021 compared to $11.75 at March 31, 2020;
•Hired Jana Merfen as our chief technology officer. Jana brings 16 years of financial services industry experience with a focus on evaluating investments in and benefits from technology. She will oversee customer-facing technology to better serve and respond to customer needs.
Update on the COVID-19 Global Pandemic (“COVID-19”) Impact
The COVID-19 pandemic has caused, and may continue to cause, economic uncertainty and a disruption to the financial markets, the duration and extent of which is not currently known. A discussion of the impact of the COVID-19 pandemic on the Company and its operations and measures undertaken by the Company in response thereto is provided below.
Bank Operations
The Company implemented its business continuity procedures in March 2020 as a result of the COVID-19 pandemic. In April 2021, substantially all employees returned to on-premise work and the Company is evaluating hybrid working opportunities. In addition, the bank lobbies were re-opened to the public. No material interruptions to our business operations have occurred to date.
Paycheck Protection Program (“PPP”) Lending Facility and Loans
The PPP was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in March 2020 and authorized forgivable loans to small businesses. The Bank provided PPP loans to support current customers and foster relationships with new customers. The loans earn interest at 1%, include fees between 1% and 5% and typically mature in two years. The loans originated under the PPP received a 0% risk weight under the regulatory capital rules which resulted in increased Common Equity Tier 1, Tier 1, and Tier 2 capital ratios, but the PPP loans are included in the calculation of our Leverage ratio.
The Consolidated Appropriations Act of 2021 allocated an additional $284 billion in PPP funding. On January 11, 2021, the Small Business Administration (“SBA”) reopened PPP funds for first draw borrowers and on January 13, 2021, opened PPP funds for second draw borrowers. The second round of PPP loans have similar terms to the first round of PPP loans mentioned above, but typically mature in five years. The PPP loans were available through May 5, 2021. The SBA will continue to fund outstanding, approved PPP applications.

The following table summarizes the impact of the PPP loans on our financials:

	As of or for the Period Ended March 31,
	2021	2020
	(Dollars in thousands)
PPP Loan Activity
Outstanding loan balance, beginning	$292,230	$—
Loan originations	110,962	—
Loan payoffs	(66,837)	—
Outstanding loan balance, end	$336,355	$—
PPP Loan Fee Activity
Unearned fee balance, beginning	$4,189	$—
Unearned fees added	4,105	—
Earned fees recognized	(2,415)	—
Unearned fee balance, end	$5,879	$—
Loan Modifications
The CARES Act allowed financial institutions to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to the COVID-19 pandemic that would otherwise require evaluation as troubled debt restructurings (“TDR”). On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law, which extended the period during which the Company may elect not to consider whether loan modifications relating to the COVID-19 pandemic are TDRs through January 2, 2022. The Company elected to apply the guidance.
As of March 31, 2021, the Company had approximately $96 million of loans modified and not considered TDRs. The Company expects most of these modified loans to recover from the pandemic, but uncertainty regarding the short-term and long-term effects of the COVID-19 pandemic remain that may require the Company to (i) downgrade modified loans which may increase our Allowance for Loan Losses (“ALLL”), (ii) reverse interest income previously recognized but not received, and (iii) charge-off modified loans.
Loan Portfolio and Credit Quality
The COVID-19 pandemic continues to impact our borrowers and the Company’s credit metrics remain elevated. However, the Company’s key credit metrics improved during the first quarter of 2021. The Company remains cautiously optimistic that the economic outlook will continue to improve, which could continue to improve the Company’s credit metrics.
Forty four percent of classified loans were within our energy portfolio at March 31, 2021. A portion of energy loans will receive updated borrowing base redeterminations in the next two quarters. The Company anticipates that higher, stabilized energy prices will improve the borrowers’ first quarter results and related collateral that may lead to significant, positive grade migration in the second and third quarter of 2021.
Investment in Technology
In April 2021, the Company became a limited partner in a $150 million venture capital investment fund designed to help accelerate technology adoption at community banks. The Company committed to a total investment of $3 million. The investment fund will help community banks find solutions that make them more competitive and cost-efficient by identifying and investing in companies that solve problems the community banks face.

Performance Measures

	As of or For the Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands, except per share data)
Return on average assets(1)	0.84%	0.58%	0.58%	(0.54)%	0.31%
Return on average equity(1)	7.80%	5.19%	5.19%	(4.84)%	2.53%
Earnings (loss) per share	$0.23	$0.16	$0.15	$(0.14)	$0.07
Diluted earnings (loss) per share	$0.23	$0.15	$0.15	$(0.14)	$0.07
Efficiency(2)	50.41%	53.35%	53.03%	70.81%	55.10%
Equity to assets	10.48%	11.03%	11.22%	11.13%	12.08%
(1) Interim periods annualized
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

	For the Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Yield on securities - tax equivalent(1)	2.89%	2.96%	2.93%	3.07%	3.21%
Yield on loans	3.94	4.00	3.90	4.28	4.98
Yield on earning assets - tax equivalent(1)	3.50	3.71	3.66	3.96	4.57
Cost of interest-bearing deposits	0.57	0.69	0.80	0.95	1.69
Cost of total deposits	0.48	0.58	0.67	0.79	1.46
Cost of FHLB and short-term borrowings	1.79	1.78	1.50	1.35	1.72
Cost of funds	0.56	0.65	0.75	0.85	1.49
Net interest margin - tax equivalent(1)	3.00%	3.12%	2.98%	3.19%	3.24%
(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21%.
The following tables present, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates paid:

	Three Months Ended
	March 31,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$217,231	$916	1.71%	$308,671	$2,066	2.69%
Securities - tax-exempt(1)	479,953	4,055	3.43	451,443	4,007	3.57
Federal funds sold	—	—	—	4,136	18	1.74
Interest-bearing deposits in other banks	452,305	128	0.11	158,044	473	1.20
Gross loans, net of unearned income(2)(3)	4,506,843	43,758	3.94	3,905,005	48,339	4.98
Total interest-earning assets(1)	5,656,332	$48,857	3.50%	4,827,299	$54,903	4.57%
Allowance for loan losses	(78,371)			(57,627)
Other non-interest-earning assets	220,206			205,859
Total assets	$5,798,167			$4,975,531
Interest-bearing liabilities
Transaction deposits	$716,763	$364	0.21%	$341,497	$865	1.02%
Savings and money market deposits	2,421,765	2,388	0.40	1,886,785	6,735	1.44
Time deposits	972,006	2,976	1.24	1,165,800	6,672	2.30
Total interest-bearing deposits	4,110,534	5,728	0.57	3,394,082	14,272	1.69
FHLB and short-term borrowings	290,187	1,284	1.79	391,143	1,673	1.72
Trust preferred securities, net of fair value adjustments	965	24	9.96	923	35	14.69
Non-interest-bearing deposits	731,472	—	—	540,318	—	—
Cost of funds	5,133,158	$7,036	0.56%	4,326,466	$15,980	1.49%
Other liabilities	39,134			36,106
Stockholders’ equity	625,875			612,959
Total liabilities and stockholders’ equity	$5,798,167			$4,975,531
Net interest income(1)		$41,821			$38,923
Net interest spread(1)			2.94%			3.08%
Net interest margin(1)			3.00%			3.24%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $63 million and $26 million as of March 31, 2021 and 2020, respectively.
(3) Loan interest income includes loan fees of $4 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended
	March 31, 2021 over 2020
	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$(511)	$(639)	$(1,150)
Securities - tax-exempt(1)	246	(198)	48
Federal funds sold	(18)	—	(18)
Interest-bearing deposits in other banks	344	(689)	(345)
Gross loans, net of unearned income	6,781	(11,362)	(4,581)
Total interest income(1)	6,842	(12,888)	(6,046)
Interest Expense
Transaction deposits	510	(1,011)	(501)
Savings and money market deposits	1,520	(5,867)	(4,347)
Time deposits	(973)	(2,723)	(3,696)
Total interest-bearing deposits	1,057	(9,601)	(8,544)
FHLB and short-term borrowings	(444)	55	(389)
Trust preferred securities, net of fair value adjustments	1	(12)	(11)
Total interest expense	614	(9,558)	(8,944)
Net interest income(1)	$6,228	$(3,330)	$2,898

(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Interest income - Interest income declined for the three months ended March 31, 2021 compared to the same period in 2020. Lower yields on earning assets were driven by a decline in the interest rate environment. The decline in asset yields was partially offset by year-over-year loan growth and PPP loan income. We anticipate PPP loan fees to positively impact our yield going forward in 2021 as loans are forgiven and we accelerate the recognition of the unearned loan fees.
Interest expense - Interest expense declined for the three months ended March 31, 2021 compared to the same period in 2020. The cost of interest-bearing deposits continued to decline due to strategic rate changes in our deposit products driven by the declining interest rate environment. The decline in rates was offset by an increase in average volume due to increased liquidity in the market. The cost of FHLB and other borrowings remained relatively flat compared to 2020 as the Company’s increase in cash offset the need to renew or increase these borrowings. We currently anticipate our cost of funds to decline slightly throughout 2021 as we continue to reduce rates on deposits and longer term borrowings.
Net interest income - Net interest income increased slightly for the three months ended March 31, 2021 compared to the same period in 2020 driven by growth in average earning assets, offset by compression in net interest margin as earning assets repriced quicker than interest-bearing liabilities. We currently expect the net interest margin to remain flat in 2021 as earning assets continue to reprice, offset by maturities in borrowed funds that have higher interest rates. Our expected margin may continue to be impacted by the COVID-19 pandemic, placing loans on non-accrual status, including loans with deferred payments, and changes in competition.
Impact of Transition Away from LIBOR
The Company had more than $1.5 billion in loans tied to LIBOR at March 31, 2021. The Company is replacing/adding loan document language to account for the transition away from LIBOR as loans renew or originate. The Company adopted Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” in 2020. The ASU allows the Company to recognize the modification related to LIBOR as a continuation of the old contract, rather than a cancellation of the old contract resulting in a write off of unamortized fees and creation of a new contract.

Non-Interest Income

	For the Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Total non-interest income	$4,144	$2,949	$4,063	$2,634	$2,087
Non-interest income to average assets(1)	0.29%	0.21%	0.29%	0.19%	0.17%
(1) Interim periods annualized.
The components of non-interest income were as follows for the periods shown:

	Three Months Ended
	March 31,
			Change
	2021	2020	$	%
	(Dollars in thousands)
Service charges and fees on customer accounts	$957	$508	$449	88%
Realized gains on available-for-sale securities	10	393	(383)	(97)
Income from bank-owned life insurance	416	456	(40)	(9)
Swap fees and credit valuation adjustments, net	155	(9)	164	1,822
ATM and credit card interchange income	2,328	485	1,843	380
Other non-interest income	278	254	24	9
Total non-interest income	$4,144	$2,087	$2,057	99%
The changes in non-interest income were driven by the following:
Service Charges and Fees on Customer Accounts - This category includes account analysis fees offset by a customer rebate program. The increase for the quarter ended March 31, 2021 compared to the same corresponding period in 2020 was driven by a decline in costs associated with our rebate program, including a reduction in the funded balance and reduction in rates used. In addition, customer growth and an increase in outstanding balances improved account analysis fees.
Realized Gains on Available-for-Sale Securities - The decrease for the quarter ended March 31, 2021 was primarily due to the value and volume of the Company’s securities sold in 2020 in the declining rate environment. The 2020 sales were a strategic decision by management to capitalize on attractive market conditions and improve credit quality.
Swap Fee and Credit Valuation Adjustments, Net - This category includes swap fees from the execution of new swaps and the credit valuation adjustment (“CVA”). Swap fees on new swaps depend on the size and term of the underlying asset. During the first quarter of 2021, no new swaps were executed compared to two new swaps for the same period in 2020. The low volume of new swaps was due to management's loan and pricing strategy. Increased rates as of March 31, 2021 played a significant role in the year-over-year increase.
ATM and Credit Card Interchange Income - The increase in ATM and credit card interchange income for the quarter ended March 31, 2021 compared to the same period in 2020 was primarily the result of customers that mobilized their workforce directly impacted by the COVID-19 pandemic. The Company anticipates the credit card activity and related income will decline in connection with a decline in COVID-19 cases and the related vaccine rollout.

Non-Interest Expense

	For the Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020(1)	March 31, 2020
	(Dollars in thousands)
Total non-interest expense	$22,818	$23,732	$23,011	$31,010	$22,215
Non-interest expense to average assets(2)	1.60%	1.71%	1.67%	2.21%	1.80%
(1) Total non-interest expense includes $7 million related to goodwill impairment.
(2) Interim periods annualized.

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended
	March 31,
			Change
	2021	2020	$	%
	(Dollars in thousands)
Salary and employee benefits	$13,553	$14,390	$(837)	(6)%
Occupancy	2,494	2,085	409	20
Professional fees	782	671	111	17
Deposit insurance premiums	1,151	1,016	135	13
Data processing	716	692	24	3
Advertising	303	500	(197)	(39)
Software and communication	1,065	876	189	22
Foreclosed assets, net	50	10	40	400
Other non-interest expense	2,704	1,975	729	37
Total non-interest expense	$22,818	$22,215	$603	3%
The changes in noninterest expense were driven by the following:
Salary and Employee Benefits - Salary and employee benefit costs decreased for the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to changes in staffing levels. During the first quarter of 2020, the Company anticipated loan and deposit growth that required an increase in headcount and resulted in increased compensation costs. As result of the COVID-19 pandemic, the Company optimized staffing levels during the second half of 2020 and savings began to materialize in 2021.
Occupancy - Occupancy costs increased for the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to our new locations in the rapidly growing Frisco, Texas market and our more prominent location on the Country Club Plaza, in Kansas City, Missouri.
Professional Fees - Professional fees increased for the quarter ended March 31, 2021 compared to the same corresponding period in 2020 primarily from an increase in legal fees as a result of PPP loans and loan workouts. In addition, the Company’s accounting and third-party consulting fees continue to increase due to asset growth and operation as a public company.
Deposit Insurance Premiums - The FDIC uses a risk-based premium system to calculate quarterly fees. Our premium costs increased for the quarter ended March 31, 2021 compared to the same period in 2020 as a result of strong asset growth, changes in asset quality and changes in capital ratios.
Advertising - The decline in advertising costs was driven by the COVID-19 pandemic that reduced in-person events.
Software and Communication - Software and communication costs increased for the quarter ended March 31, 2021 primarily due to our continued strategy to invest in technologies that allow us to cover beginning-to-end loan originations, provide customers with a suite of online tools and allow us to analyze reporting trends. In addition to the growing number of technologies implemented, a portion of costs increased as a result of our growth.

Other Non-interest Expense - Other non-interest expense increased for the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to a $623 thousand increase in commercial card costs as a result of our growing customer base and increased use as a result of the COVID-19 pandemic. In addition, insured cash sweep (“ICS”) deposits increased in 2021 from 2020, which drove related fees higher by $125 thousand. These changes were partly offset by the Company continuing to realize benefits in 2021 from reduced travel, entertainment and other discretionary spending as a result of the COVID-19 pandemic.

Income Taxes

	For the Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Income tax expense (benefit)	$2,908	$1,785	$1,498	$(863)	$293
Income (loss) before income taxes	$14,943	$9,879	$9,504	$(8,219)	$4,150
Effective tax rate	19%	18%	16%	10%	7%

Our income tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, including bank-owned life insurance, tax-exempt municipal securities and tax credit bonds; state tax credits; and permanent tax differences from goodwill impairment and equity-based compensation. Refer to “Note 10: Income Tax” within the Notes to the Unaudited Financial Statements for more information.

Analysis of Financial Condition

Securities Portfolio
The securities portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of the investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity, and meet pledging and regulatory capital requirements. As of March 31, 2021, available-for-sale investments totaled $685 million, an increase of $31 million from December 31, 2020. For additional information, see “Note 3: Securities” in the Notes to the Unaudited Consolidated Financial Statements.

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the Company’s loan portfolio. As of March 31, 2021, gross loans increased $68 million or 2% from December 31, 2020 and was driven by the following:
PPP - PPP loans increased $44 million or 15% from December 31, 2020 to March 31, 2021. PPP loan activity is detailed in the “First Quarter 2021 Highlights” section within Management’s Discussion and Analysis. The loans are guaranteed by the SBA, earn interest at 1.00%, and include a fee. The PPP loans will decline as the SBA forgives the loans and provides repayment to the Bank.
Construction and Land Development - The $54 million or 10% increase was driven by customer drawdowns on lines of credit primarily for commercial projects.
Energy - Our energy portfolio declined $2 million from December 31, 2020 to March 31, 2021. Customers remain impacted by lower oil and natural gas prices that has strained operating cash flow and ability to pay down their lines of credit. The Company expects the energy portfolio to decline further as part of management’s strategy to lower our oil and gas loan concentrations.
Commercial - The $55 million decline in commercial loans was driven by charge-offs taken in the first quarter of 2021, an increase in pay downs and $28 million of loans sold to a third-party. The loans sold were written down to the sales price prior to the sale.

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:

	As of March 31, 2021
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial	$63,678	$329,338	$283,206	$513,545	$20,939	$73,341	$—	$—	$1,284,047
Energy	52	193,485	451	148,911	—	—	—	—	342,899
Commercial real estate	103,513	139,707	346,489	295,986	47,092	251,547	—	7,300	1,191,634
Construction and land development	4,411	75,857	33,557	444,016	—	29,768	6,860	22,731	617,200
Residential and multifamily real estate	20,344	112,806	69,230	143,924	110,117	8,675	176	222,621	687,893
PPP	—	—	336,355	—	—	—	—	—	336,355
Consumer	16,799	11,212	4,767	12,534	—	15,332	—	2,273	62,917
Gross loans	$208,797	$862,405	$1,074,055	$1,558,916	$178,148	$378,663	$7,036	$254,925	$4,522,945

Provision and Allowance for Loan Losses (“ALLL”)

	For the Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Provision for loan losses	$7,500	$10,875	$10,875	$21,000	$13,950
Allowance for loan losses	74,551	75,295	76,035	71,185	51,458
Net charge-offs	$8,244	$11,615	$6,025	$1,273	$19,388
Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Notes to the Unaudited Consolidated Financial Statements for information regarding the Company’s ALLL process. The ALLL at March 31, 2021 represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for loan losses as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
	(Dollars in thousands)
Commercial	$23,464	32%	$24,693	33%
Energy	20,292	27	18,341	24
Commercial real estate	20,609	28	22,354	29
Construction and land development	3,837	5	3,612	5
Residential and multifamily real estate	6,056	8	5,842	8
PPP	—	—	—	—
Consumer	293	—	453	1
Gross loans	$74,551	100%	$75,295	100%

Activity in the allowance for loan losses is presented in the following table:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$75,295	$56,896
Provision for loan losses	7,500	13,950
Charge-offs:
Commercial	(8,266)	(18,077)
Energy	—	(1,279)
Commercial real estate	—	—
Construction and land development	—	—
Residential and multifamily real estate	—	—
Consumer	—	(104)
Total charge-offs	(8,266)	(19,460)
Recoveries:
Commercial	22	71
Energy	—	—
Commercial real estate	—	—
Construction and land development	—	—
Residential and multifamily real estate	—	—
Consumer	—	1
Total recoveries	22	72
Net charge-offs	(8,244)	(19,388)
Balance at end of period	$74,551	$51,458
A discussion of the changes in the ALLL is provided below:
Charge-offs and Recoveries:
During the three-months ended March 31, 2021, charge-offs primarily related to two commercial borrowers that were unable to support their debt obligations. The $8 million charged-off was greater than the reserved balance in the ALLL at December 31, 2020 resulting in a $5 million increase in the provision during the quarter ended March 31, 2021.
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

The below table provides the ratio of net charge-offs (recoveries) during the period to average loans outstanding based on our loan categories:

	For the Quarter Ended(1)
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Commercial	2.47%	2.07%	1.72%	0.03%	5.37%
Energy	—	3.16	—	1.04	1.27
Commercial real estate	—	0.53	—	—	—
Construction and land development	—	—	—	—	—
Residential and multifamily real estate	—	(0.02)	0.18	0.15	—
PPP	—	—	—	—	—
Consumer	—	—	(0.09)	(0.01)	0.93
Total net charge-offs to average loans	0.74%	1.03%	0.54%	0.12%	2.00%
(1) Interim periods annualized.

Impact of Risk Rating and Loss Ratio Changes:
Loans risk rated “special mention” and “accruing, substandard” that are not TDRs declined $38 million between December 31, 2020 and March 31, 2021 resulting in a $2 million decrease to the required reserve. The decline was driven by two commercial loans partially charged-off, discussed above, totaling $28 million that were sold in the first quarter of 2021. In addition, several loan upgrades were made due to an improving economy.
The commercial loan portfolio saw increased charge-offs over the past several quarters. The charge-offs impacted the commercial loan historical loss factor that resulted in an $860 thousand increase to the required reserve during the first quarter of 2021.
Impaired Loans and Other Factors:
Impaired loans declined $13 million between December 31, 2020 and March 31, 2021, driven by an $8 million loan upgraded due to an increase in capital that reduced the ALLL by $1 million and a $5 million decline as a result of payments made by several borrowers that reduced the ALLL by $1 million. The reduction in the ALLL was offset by an increase of $2 million as a result of changes in underlying collateral values.

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
Nonaccrual loans declined $12 million during the quarter ended March 31, 2021 primarily due to one commercial real estate loan that recapitalized its balance sheet and was placed back on accrual. In addition, several commercial borrowers were able to pay down a portion of the outstanding loan balance during the quarter ended March 31, 2021. Nonaccrual energy loans increased slightly between December 31, 2020 and March 31, 2021 as oil and natural gas borrowers struggled from the effects of low oil and gas prices over the past year. We anticipate improving credit metrics over the next quarter as the economy rebounds.
During 2020, nonaccrual loans increased primarily from energy loans that did not meet the criteria to be modified under the CARES Act and several loans impacted by the COVID-19 pandemic.

The table below summarizes our nonperforming assets and related ratios as of the dates indicated:

	For the Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$63,319	$75,051	$75,560	$37,534	$26,255
Loans past due 90 days or more and still accruing	3,183	1,024	4,324	220	—
Total nonperforming loans	66,502	76,075	79,884	37,754	26,255
Foreclosed assets held for sale	2,347	2,347	2,349	2,502	3,619
Total nonperforming assets	$68,849	$78,422	$82,233	$40,256	$29,874
ALLL to total loans	1.65%	1.70%	1.70%	1.61%	1.29%
ALLL to nonaccrual loans	117.74	100.33	100.63	189.66	195.99
ALLL to nonperforming loans	112.10	98.98	95.18	188.55	195.99
Nonaccrual loans to total loans	1.40	1.69	1.68	0.85	0.66
Nonperforming loans to total loans	1.48	1.71	1.78	0.86	0.66
Nonperforming assets to total assets	1.15%	1.39%	1.49%	0.74%	0.59%
Other asset quality metrics management reviews include loans past due 30 - 89 days and classified loans. The Company defines classified loans as loans categorized as substandard - performing, substandard - nonperforming, doubtful, or loss. The definitions of substandard, doubtful and loss are provided in “Note 4 Loans and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements. The following table summarizes our loans past due 30 - 89 days, classified assets and related ratios as of the dates indicated:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$10,583	$10,137	$15,324	$14,205	$12,934
60 - 89 days past due	403	7,941	30,027	20,676	6,604
Total 30 - 89 days past due	$10,986	$18,078	$45,351	$34,881	$19,538
Loans 30 - 89 days past due / gross loans	0.24%	0.41%	1.01%	0.79%	0.49%
Classified Loans
Substandard - performing	$205,560	$211,008	$224,352	$199,595	$80,876
Substandard - nonperforming	57,967	70,734	67,765	29,030	19,555
Doubtful	5,352	4,315	7,794	8,504	4,088
Loss	—	—	—	—	—
Total classified loans	268,879	286,057	299,911	237,129	104,519
Foreclosed assets held for sale	2,347	2,347	2,349	2,502	3,619
Total classified assets	$271,226	$288,404	$302,260	$239,631	$108,138
Classified loans / (total capital + ALLL)	38.2%	40.9%	43.2%	34.9%	15.8%
Classified assets / (total capital + ALLL)	38.6%	41.2%	43.6%	35.3%	16.3%
During the quarter ended March 31, 2021, past due loans between 30 to 89 days declined primarily due to a commercial real estate loan that was recapitalized, which allowed the borrower to pay all past due amounts. Loans past due between 30 and 89 days at March 31, 2021 included a $6 million commercial loan and several smaller loans.
The Company's classified assets as of March 31, 2021 decreased $17 million since December 31, 2020. The decline was driven by $30 million of commercial and commercial real estate loans upgraded due to improvements in the borrowers’ capital structure and $8 million in pay downs from classified loans, offset by an increase of approximately $21 million in downgraded loans, primarily from our energy and commercial loan portfolio.

Deposits and Other Borrowings
The following table sets forth the maturity of time deposits as of March 31, 2021:

	As of March 31, 2021
	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(Dollars in thousands)
Time deposits in excess of FDIC insurance limit	$111,656	$103,081	$63,493	$44,464	$322,694
Time deposits below FDIC insurance limit	198,577	141,545	145,496	123,479	609,097
Total	$310,233	$244,626	$208,989	$167,943	$931,791
At March 31, 2021, our deposits totaled $5 billion, an increase of $357 million or 8% from December 31, 2020. Of this increase, $76 million were noninterest-bearing deposits and $392 million were money market, NOW and savings deposits. Deposit increases were driven by a customer relationship that mobilized their workforce directly impacted by the COVID-19 pandemic. The increases were offset by a $112 million decrease in time deposits between December 31, 2020 to March 31, 2021 as a result of maturities and the current interest rate environment.
Other borrowings include repurchase agreements, fed funds purchased, FHLB advances, and our trust preferred security. At March 31, 2021, other borrowings totaled $287 million, a $9 million or 3% decrease from December 31, 2020. The decline was driven by borrowings that matured and were not replaced during the quarter due to increased Company liquidity.
As of March 31, 2021, the Company had approximately $3 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the bank’s regulatory requirements. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.
As of March 31, 2021, the Company had approximately $600 million of deposits with one customer relationship. The Company evaluated the deposit concentration and determined that a significant reduction to these deposits would not adversely impact the Company as sufficient liquidity is accessible and at favorable rates.

Liquidity
The Company’s liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of its clients while attempting to achieve adequate earnings for its stockholders. The liquidity position is monitored continuously by the Company’s finance department. Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third-party sources. Our on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Total on-balance sheet liquidity	$1,304,002	$1,046,110
Total off-balance sheet liquidity	748,177	756,325
Total liquidity	$2,052,179	$1,802,435
On-balance sheet liquidity as a percent of assets	22%	19%
Total liquidity as a percent of assets	34%	32%
The Company believes that its current liquidity will be sufficient to meet anticipated cash requirements for the next 12 months.

Contractual Obligations
In the first quarter of 2021, the Company entered into an agreement with a third-party, venture capital firm. The Company will invest up to $3 million into the venture capital fund. The fund was designed to invest in companies that solve problems for community banks and help accelerate technology adoption for community banks.

Refer to “Note 6: Time Deposits and Borrowings” within the Notes to the Unaudited Consolidated Financial Statements for our significant contractual cash obligations to third parties. In addition, the Company has various lease agreements with approximately $30 million of future minimum lease payments at March 31, 2021.
Contractual obligations may be satisfied through our on-balance sheet and off-balance sheet liquidity discussed above.

Capital Resources and Off-Balance Sheet Arrangements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities, select off-balance sheet items and equity. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Refer to “Note 8: Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements for additional information. Management believes that as of March 31, 2021, the Company and the bank met all capital adequacy requirements to which they are subject.
The Company is subject to off-balance sheet risk in the normal course of business to meet the needs of its clients that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Refer to “Note 12: Commitments and Credit Risk” in the Notes to Unaudited Consolidated Financial Statements for a breakout of our off-balance sheet arrangements. As of March 31, 2021, the Company believes it has sufficient access to liquid assets to support the funding of these commitments.

Critical Accounting Policies and Estimates
The Company identified several accounting policies that are critical to an understanding of our financial condition and results of operations. These policies require difficult, subjective or complex judgments and assumptions that create potential sensitivity of our financial statements to those judgments and assumptions. These policies relate to the allowance for loan and lease losses, investment securities impairment, deferred tax assets, and the fair value of financial instruments. A discussion of these policies can be found in the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Form 10-K.
There have been no additional changes in the Company’s application of critical accounting policies since December 31, 2020.
Recent Accounting Pronouncements
Refer to “Note 1: Nature of Operations and Summary of Significant Accounting Policies” included in the Notes to the Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Hypothetical Change in Interest Rate - Rate Shock
	March 31, 2021		March 31, 2020
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in fair value of equity	Percent change in net interest income	Percent change in fair value of equity
+300	0.7%	(12.2)%	8.1%	(4.5)%
+200	(0.1)	(7.5)	5.7	(0.7)
+100	(0.6)	(3.6)	2.9	1.2
Base	—%	—%	—%	—%
-100	NA(1)	NA(1)	NA(1)	NA(1)
-200	NA(1)	NA(1)	NA(1)	NA(1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.

Hypothetical Change in Interest Rate - Rate Ramp
	March 31, 2021	March 31, 2020
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in net interest income
+300	0.3%	4.8%
+200	(0.2)	3.2
+100	(0.4)	1.6
Base	—	—
-100	NA(1)	NA(1)
-200	NA(1)	NA(1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
The Company’s position is relatively neutral as of March 31, 2021. The hypothetical change in net interest income as of March 31, 2021 in an up 100 and 200 basis point shock is mainly due to floors on variable rate loans that limit interest income growth as rates start to rise and the number of fixed-rate PPP loans outstanding. In addition, the Company reduced wholesale deposits and time deposits to lower interest rate sensitivity in the current low rate environment. As a result, our interest-bearing liabilities reprice faster than our earning assets in an up 100 and 200 basis point rate environment. The FMC has several options available, including an increase in fixed-rate deposits and using on balance sheet derivatives, that could reduce the short-term, negative impact of a rising interest rate environment. The Company expects that forgiveness of our PPP loans over the near term may improve net interest income if rates were to increase. Approximately 67% of the Company’s earning assets reprice or mature over the new 12 months.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2020 Form 10-K, which could materially affect our business, financial condition or results of operations in future periods. There were no material changes from the risk factors disclosed in the 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three-months ended March 31, 2021:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased as Part of Publicly Announced Plans or Programs
January 1 - 31	52,855	$10.84	52,855	$13,382,774
February 1 - 28	—	$—	—	$13,382,774
March 1 - 31	35,642	$13.38	35,642	$12,905,314
Total	88,497	$11.87	88,497
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

3.3	Bylaws of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 18, 2019, File No. 333-232704).
10.1*	Employment Agreement with Jana D. Merfen Dated January 19, 2021
10.2	Amended and Restated Employment Agreement, dated March 15, 2021, between the Company and David O’Toole, incorporated by reference to Form 8-K filed on March 15, 2021
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formation in Inline XBRL and contained in Exhibit 101)

*     Filed Herewith
**    Furnished Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

May 6, 2021	/s/ David L. O’Toole
David L. O’Toole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)