Form 10-Q
period 2021-06-30
CROSSFIRST BANKSHARES, INC.
filed 2021-08-05
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 4, 2021, the registrant had 50,987,973 shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q for the Quarter Ended June 30, 2021

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$220,814	$408,810
Available-for-sale securities - taxable	187,553	177,238
Available-for-sale securities - tax-exempt	524,664	477,350
Loans, net of allowance for loan losses of $75,493 and $75,295 at June 30, 2021 and December 31, 2020, respectively	4,162,451	4,366,602
Premises and equipment, net	67,918	70,509
Restricted equity securities	13,329	15,543
Interest receivable	15,816	17,236
Foreclosed assets held for sale	1,718	2,347
Bank-owned life insurance	66,676	67,498
Other	50,495	56,170
Total assets	$5,311,434	$5,659,303
Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$818,887	$718,459
Savings, NOW and money market	2,733,693	2,932,799
Time	804,047	1,043,482
Total deposits	4,356,627	4,694,740
Federal funds purchased and repurchase agreements	—	2,306
Federal Home Loan Bank advances	283,100	293,100
Other borrowings	986	963
Interest payable and other liabilities	33,531	43,766
Total liabilities	4,674,244	5,034,875
Stockholders’ equity
Common stock, $0.01 par value:
authorized - 200,000,000 shares, issued - 52,532,486 and 52,289,129 shares at June 30, 2021 and December 31, 2020, respectively	525	523
Treasury stock, at cost:
1,573,806 and 609,613 shares held at June 30, 2021 and December 31, 2020, respectively	(20,000)	(6,061)
Additional paid-in capital	524,637	522,911
Retained earnings	105,299	77,652
Accumulated other comprehensive income	26,729	29,403
Total stockholders’ equity	637,190	624,428
Total liabilities and stockholders’ equity	$5,311,434	$5,659,303

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands except per share data)
Interest Income
Loans, including fees	$43,846	$46,323	$87,604	$94,662
Available-for-sale securities - taxable	869	1,358	1,620	3,132
Available-for-sale securities - tax-exempt	3,497	3,260	6,848	6,572
Deposits with financial institutions	110	45	238	536
Dividends on bank stocks	162	268	327	560
Total interest income	48,484	51,254	96,637	105,462
Interest Expense
Deposits	4,850	8,405	10,578	22,677
Fed funds purchased and repurchase agreements	2	46	3	108
Federal Home Loan Bank Advances	1,280	1,620	2,563	3,231
Other borrowings	24	26	48	61
Total interest expense	6,156	10,097	13,192	26,077
Net Interest Income	42,328	41,157	83,445	79,385
Provision for Loan Losses	3,500	21,000	11,000	34,950
Net Interest Income after Provision for Loan Losses	38,828	20,157	72,445	44,435
Non-Interest Income
Service charges and fees on customer accounts	1,177	647	2,134	1,155
Realized gain (loss) on available-for-sale securities	(13)	320	(3)	713
Income from bank-owned life insurance	2,245	453	2,661	909
Swap fees and credit valuation adjustments, net	(30)	(32)	125	(41)
ATM and credit card interchange income	1,506	896	3,834	1,381
Other non-interest income	940	350	1,218	612
Total non-interest income	5,825	2,634	9,969	4,729
Non-Interest Expense
Salaries and employee benefits	15,660	14,004	29,213	28,394
Occupancy	2,397	2,045	4,891	4,130
Professional fees	1,138	1,295	1,920	1,966
Deposit insurance premiums	917	1,039	2,068	2,055
Data processing	720	721	1,436	1,413
Advertising	435	223	738	723
Software and communication	1,034	937	2,099	1,813
Foreclosed assets, net	665	1,135	715	1,154
Goodwill impairment	—	7,397	—	7,397
Other non-interest expense	2,847	2,214	5,551	4,188
Total non-interest expense	25,813	31,010	48,631	53,233
Net Income (Loss) Before Taxes	18,840	(8,219)	33,783	(4,069)
Income tax expense (benefit)	3,263	(863)	6,171	(570)
Net Income (Loss)	$15,577	$(7,356)	$27,612	$(3,499)
Basic Earnings (Loss) Per Share	$0.30	$(0.14)	$0.54	$(0.07)
Diluted Earnings (Loss) Per Share	$0.30	$(0.14)	$0.53	$(0.07)

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net Income (Loss)	$15,577	$(7,356)	$27,612	$(3,499)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	5,527	3,618	(3,543)	12,150
Less: income tax expense (benefit)	1,354	884	(867)	2,968
Unrealized gain (loss) on available-for-sale securities, net of income tax	4,173	2,734	(2,676)	9,182
Reclassification adjustment for realized gains (losses) included in income	(13)	320	(3)	713
Less: income tax expense (benefit)	(3)	78	(1)	174
Less: reclassification adjustment for realized gains (losses) included in income, net of income tax	(10)	242	(2)	539
Other comprehensive income (loss)	4,183	2,492	(2,674)	8,643
Comprehensive Income (Loss)	$19,760	$(4,864)	$24,938	$5,144

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(Dollars in thousands)
Balance at March 31, 2020	52,098,062	$521	$520,134	$68,689	$22,602	$—	$611,946
Net loss	—	—	—	(7,356)	—	—	(7,356)
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	2,492	—	2,492
Issuance of shares from equity-based awards	69,511	—	(83)	—	—	—	(83)
Employee receivables from sale of stock	—	—	—	11	—	—	11
Stock-based compensation	—	—	1,082	—	—	—	1,082
Balance at June 30, 2020	52,167,573	$521	$521,133	$61,344	$25,094	$—	$608,092

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(Dollars in thousands)
Balance at March 31, 2021	51,678,669	$523	$523,156	$89,722	$22,546	$(7,113)	$628,834
Net income	—	—	—	15,577	—	—	15,577
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	4,183	—	4,183
Issuance of shares from equity-based awards	155,707	2	(94)	—	—	—	(92)
Open market common share repurchases	(875,696)	—	—	—	—	(12,887)	(12,887)
Stock-based compensation	—	—	1,575	—	—	—	1,575
Balance at June 30, 2021	50,958,680	$525	$524,637	$105,299	$26,729	$(20,000)	$637,190

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2019	51,969,203	$520	$519,870	$64,803	$16,451	$—	$601,644
Net loss	—	—	—	(3,499)	—	—	(3,499)
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	8,643	—	8,643
Issuance of shares from equity-based awards	198,370	1	(754)	—	—	—	(753)
Employee receivables from sale of stock	—	—	1	40	—	—	41
Stock-based compensation	—	—	2,016	—	—	—	2,016
Balance at June 30, 2020	52,167,573	$521	$521,133	$61,344	$25,094	$—	$608,092

See Notes to Consolidated Financial Statements (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2020	51,679,516	$523	$522,911	$77,652	$29,403	$(6,061)	$624,428
Net income	—	—	—	27,612	—	—	27,612
Change in unrealized depreciation on available-for-sale securities	—	—	—	—	(2,674)	—	(2,674)
Issuance of shares from equity-based awards	243,357	2	(498)	—	—	—	(496)
Open market common share repurchases	(964,193)	—	—	—	—	(13,939)	(13,939)
Employee receivables from sale of stock	—	—	—	35	—	—	35
Stock-based compensation	—	—	2,224	—	—	—	2,224
Balance at June 30, 2021	50,958,680	$525	$524,637	$105,299	$26,729	$(20,000)	$637,190

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in thousands)
Operating Activities
Net income (loss)	$27,612	$(3,499)
Items not requiring (providing) cash
Depreciation and amortization	2,715	2,587
Provision for loan losses	11,000	34,950
Accretion of discounts and amortization of premiums on securities	2,624	3,063
Equity based compensation	2,224	2,016
Foreclosed asset impairment	630	1,117
Deferred income taxes	1,235	(3,853)
Net increase in bank owned life insurance	(2,661)	(909)
Net realized (gains) losses on available-for-sale securities	3	(713)
Goodwill impairment	—	7,397
Changes in
Interest receivable	1,420	(3,683)
Other assets	(2,160)	(375)
Other liabilities	(3,151)	(2,130)
Net cash provided by operating activities	41,491	35,968
Investing Activities
Net change in loans	193,151	(581,641)
Purchases of available-for-sale securities	(124,570)	(27,312)
Proceeds from maturities of available-for-sale securities	60,773	58,974
Proceeds from sale of available-for-sale securities	—	19,052
Purchase of premises and equipment	(152)	(1,658)
Proceeds from the sale of premises and equipment	108	—
Purchase of restricted equity securities	—	(2,839)
Proceeds from death benefit on bank owned life insurance	3,483	—
Proceeds from sale of restricted equity securities	2,539	—
Net cash provided by (used in) investing activities	135,332	(535,424)
Financing Activities
Net increase (decrease) in demand deposits, savings, NOW and money market accounts	(98,678)	459,589
Net decrease in time deposits	(239,435)	(79,205)
Net increase (decrease) in fed funds purchased and repurchase agreements	(2,306)	34,960
Proceeds from Federal Home Loan Bank advances	—	118,000
Repayment of Federal Home Loan Bank advances	(10,000)	(26,126)
Issuance of common shares, net of issuance cost	2	3
Proceeds from employee stock purchase plan	172	—
Repurchase of common stock	(13,939)	—
Acquisition of common stock for tax withholding obligations	(670)	(754)
Net decrease in employee receivables	35	40
Net cash provided by (used in) financing activities	(364,819)	506,507
Increase (Decrease) in Cash and Cash Equivalents	(187,996)	7,051
Cash and Cash Equivalents, Beginning of Period	408,810	187,320
Cash and Cash Equivalents, End of Period	$220,814	$194,371
Supplemental Cash Flows Information
Interest paid	$13,687	$27,818
Income taxes paid	$4,270	$—
See Notes to Consolidated Financial Statements (unaudited)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas; and (vii) Frisco, Texas. During the quarter ended June 30, 2021, the Company entered the Phoenix, Arizona market.
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
Cash Equivalents
The Company had $182 million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of June 30, 2021. The reserve required at June 30, 2021 was $0.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
The CARES Act gave financial institutions the right to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as Troubled Debt Restructurings (“TDRs”) from March 1, 2020, through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, which extended the period during which the Company may suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs through January 1, 2022 or 60 days after the date when the national emergency concerning COVID-19 terminates. The Company elected to apply the guidance starting in the first quarter of 2020.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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

The Company completed parallel runs in 2019. During the fiscal year ended December 31, 2020, the Company continued to perform parallel runs using 2020 data and continued to recalibrate inputs as necessary. The Company is evaluating the internal control changes that will be necessary to transition to the third-party platform and third-party testing is anticipated later in 2021.

At this time, an estimate of the impact cannot be established as the Company continues to evaluate the inputs into the model. The actual impact could be significantly affected by the composition, characteristics, and quality of the underlying loan portfolio at the time of adoption.
ASU 2016-02 Leases (Topic 842)	The Company expects to implement this standard on January 1, 2022.	Requires lessees and lessors to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.

The update requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach with the option to elect certain practical expedients. The update will also increase disclosures around leases, including qualitative and specific quantitative measures.	The Company expects to apply the update as of the beginning of the period of adoption and the Company does not plan to restate comparative periods. The Company expects to elect certain optional practical expedients.

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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 2:Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands except per share data)
Earnings (Loss) per Share
Net income (loss) available to common stockholders	$15,577	$(7,356)	$27,612	$(3,499)
Weighted average common shares	51,466,885	52,104,994	51,561,519	52,088,239
Earnings (loss) per share	$0.30	$(0.14)	$0.54	$(0.07)
Diluted Earnings (Loss) Per Share
Net income (loss) available to common stockholders	$15,577	$(7,356)	$27,612	$(3,499)
Weighted average common shares	51,466,885	52,104,994	51,561,519	52,088,239
Effect of dilutive shares	742,656	—	733,463	—
Weighted average dilutive common shares	52,209,541	52,104,994	52,294,982	52,088,239
Diluted earnings (loss) per share	$0.30	$(0.14)	$0.53	$(0.07)
Stock-based awards not included because to do so would be antidilutive	417,950	2,417,205	639,887	2,417,205

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 3:Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period-end available-for-sale securities consisted of the following:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$144,087	$2,519	$902	$145,704
Collateralized mortgage obligations - GSE residential	28,435	627	32	29,030
State and political subdivisions	500,051	33,509	358	533,202
Corporate bonds	4,250	87	56	4,281
Total available-for-sale securities	$676,823	$36,742	$1,348	$712,217

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$104,839	$4,277	$—	$109,116
Collateralized mortgage obligations - GSE residential	52,070	984	42	53,012
State and political subdivisions	454,486	33,642	31	488,097
Corporate bonds	4,259	104	—	4,363
Total available-for-sale securities	$615,654	$39,007	$73	$654,588

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The amortized cost and fair value of available-for-sale securities at June 30, 2021, by contractual maturity, are shown below:

	June 30, 2021
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$40	$181	$143,866	$144,087
Estimated fair value	$—	$42	$195	$145,467	$145,704
Weighted average yield(2)	—%	4.62%	3.98%	1.73%	1.73%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,454	$25,981	$28,435
Estimated fair value	$—	$—	$2,643	$26,387	$29,030
Weighted average yield(2)	—%	—%	2.77%	1.31%	1.44%
State and political subdivisions
Amortized cost	$522	$5,453	$69,778	$424,298	$500,051
Estimated fair value	$524	$5,547	$75,899	$451,232	$533,202
Weighted average yield(2)	3.18%	3.80%	3.39%	2.86%	2.95%
Corporate bonds
Amortized cost	$—	$356	$3,894	$—	$4,250
Estimated fair value	$—	$363	$3,918	$—	$4,281
Weighted average yield(2)	—%	4.22%	4.53%	—%	4.51%
Total available-for-sale securities
Amortized cost	$522	$5,849	$76,307	$594,145	$676,823
Estimated fair value	$524	$5,952	$82,655	$623,086	$712,217
Weighted average yield(2)	3.18%	3.83%	3.43%	2.52%	2.63%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables show the number of securities, unrealized loss, and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$61,705	$902	12	$—	$—	—	$61,705	$902	12
Collateralized mortgage obligations - GSE residential	3,982	27	5	605	5	1	4,587	32	6
State and political subdivisions	29,172	355	20	1,117	3	3	30,289	358	23
Corporate bonds	3,444	56	1	—	—	—	3,444	56	1
Total temporarily impaired securities	$98,303	$1,340	38	$1,722	$8	4	$100,025	$1,348	42

	December 31, 2020
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized mortgage obligations - GSE residential	9,933	42	5	—	—	—	9,933	42	5
State and political subdivisions	8,525	31	8	25	—	1	8,550	31	9
Corporate bonds	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$18,458	$73	13	$25	$—	1	$18,483	$73	14

The Company expects to recover the amortized cost basis over the term of the securities. The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2021			June 30, 2021
	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
(Dollars in thousands)
Available-for-sale securities	$5	$18	$(13)	$26	$29	$(3)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2020			June 30, 2020
	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)	Gross Realized Gains(1)	Gross Realized Losses	Net Realized Gain (Loss)
(Dollars in thousands)
Available-for-sale securities	$358	$38	$320	$760	$47	$713
(1)The gross gains for the six-months ended June 30, 2020 included $75 thousand related to a previously disclosed OTTI municipal security that was settled in 2020.

Equity Securities
Equity securities consist of a $2 million investment in a Community Reinvestment Act (“CRA”) mutual fund, a $100 thousand private equity investment and an $11 million privately-held security acquired in the fourth quarter of 2020 as part of a debt restructuring. Equity securities are included in “Other assets” on the Consolidated Balance Sheets.
The privately-held security was acquired in partial satisfaction of debts previously contracted. The Company elected a measurement alternative that allows the security to remain at cost until an impairment is identified or an observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. No changes to the cost basis occurred during the six-months ended June 30, 2021. The Company is required to make good faith efforts to dispose of the security. The shares may be held for a maximum of five years, subject to a five-year extension that would result in a change to Tier 1 capital.
The following is a summary of the unrealized and realized gains and losses recognized in net income on equity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities	$6	$18	$(33)	$53
Less: net gains recognized during the reporting period on equity securities sold during the reporting period	—	—	—	—
Unrealized gain (losses) recognized during the reporting period on equity securities still held at the reporting date	$6	$18	$(33)	$53

Note 4:Loans and Allowance for Loan Losses (“ALLL”)
Categories of loans at June 30, 2021 and December 31, 2020 include:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial	$1,187,824	$1,338,757
Energy	326,473	345,233
Commercial real estate	1,208,715	1,179,534
Construction and land development	623,557	563,144
Residential and multifamily real estate	641,669	680,932
Paycheck Protection Program (“PPP”)	197,084	292,230
Consumer	67,003	55,270
Gross loans	4,252,325	4,455,100
Less: Allowance for loan losses	75,493	75,295
Less: Net deferred loan fees and costs	14,381	13,203
Net loans	$4,162,451	$4,366,602
Allowance for Loan Losses

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged against income. Loan losses are charged against the allowance when management believes the loan balance is not collectible. Subsequent recoveries, if any, are credited to the allowance.
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
The Company evaluates the loan risk grading system definitions, portfolio segment definitions and ALLL methodology on an ongoing basis. No changes to loan definitions, segmentation, or ALLL methodology occurred during the second quarter of 2021.
The following tables summarize the activity in the ALLL by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2021
Allowance for loan losses
Beginning balance	$23,464	$20,292	$20,609	$3,837	$6,056	$—	$293	$74,551
Provision charged to expense	7,532	(2,443)	(1,428)	48	(230)	—	21	3,500
Charge-offs	(2,566)	—	—	—	—	—	—	(2,566)
Recoveries	3	—	—	—	—	—	5	8
Ending balance	$28,433	$17,849	$19,181	$3,885	$5,826	$—	$319	$75,493

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2020
Allowance for loan losses
Beginning balance	$21,129	$7,599	$12,623	$5,021	$4,687	$—	$399	$51,458
Provision charged to expense	5,499	10,773	4,276	(2)	370	—	84	21,000
Charge-offs	(87)	(1,000)	—	—	(189)	—	—	(1,276)
Recoveries	2	—	—	—	—	—	1	3
Ending balance	$26,543	$17,372	$16,899	$5,019	$4,868	$—	$484	$71,185

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Six months ended June 30, 2021
Allowance for loan losses
Beginning balance	$24,693	$18,341	$22,354	$3,612	$5,842	$—	$453	$75,295
Provision charged to expense	14,547	(492)	(3,173)	273	(16)	—	(139)	11,000
Charge-offs	(10,832)	—	—	—	—	—	—	(10,832)
Recoveries	25	—	—	—	—	—	5	30
Ending balance	$28,433	$17,849	$19,181	$3,885	$5,826	$—	$319	$75,493

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
Six months ended June 30, 2020
Allowance for loan losses
Beginning balance	$35,864	$6,565	$8,085	$3,516	$2,546	$—	$320	$56,896
Provision charged to expense	8,771	13,085	8,814	1,503	2,511	—	266	34,950
Charge-offs	(18,165)	(2,278)	—	—	(189)	—	(104)	(20,736)
Recoveries	73	—	—	—	—	—	2	75
Ending balance	$26,543	$17,372	$16,899	$5,019	$4,868	$—	$484	$71,185

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
June 30, 2021
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$4,166	$5,855	$2,980	$—	$—	$—	$—	$13,001
Collectively evaluated for impairment	$24,267	$11,994	$16,201	$3,885	$5,826	$—	$319	$62,492
Ending balance	$28,433	$17,849	$19,181	$3,885	$5,826	$—	$319	$75,493
Allocated to loans:
Individually evaluated for impairment	$33,073	$26,591	$35,748	$—	$4,574	$—	$239	$100,225
Collectively evaluated for impairment	$1,154,751	$299,882	$1,172,967	$623,557	$637,095	$197,084	$66,764	$4,152,100
Ending balance	$1,187,824	$326,473	$1,208,715	$623,557	$641,669	$197,084	$67,003	$4,252,325

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

	Commercial	Energy	Commercial Real Estate	Construction and Land Development	Residential and Multifamily Real Estate	PPP	Consumer	Total
	(Dollars in thousands)
December 31, 2020
Period end allowance for loan losses allocated to:
Individually evaluated for impairment	$1,115	$3,370	$5,048	$—	$—	$—	$—	$9,533
Collectively evaluated for impairment	$23,578	$14,971	$17,306	$3,612	$5,842	$—	$453	$65,762
Ending balance	$24,693	$18,341	$22,354	$3,612	$5,842	$—	$453	$75,295
Allocated to loans:
Individually evaluated for impairment	$44,678	26,045	$44,318	$—	$6,329	$—	$244	$121,614
Collectively evaluated for impairment	$1,294,079	$319,188	$1,135,216	$563,144	$674,603	$292,230	$55,026	$4,333,486
Ending balance	$1,338,757	$345,233	$1,179,534	$563,144	$680,932	$292,230	$55,270	$4,455,100

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation, and payment activity:

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2021
Commercial	$1,093,073	$57,236	$21,558	$14,296	$1,661	$—	$1,187,824
Energy	150,911	101,951	47,107	22,813	3,691	—	326,473
Commercial real estate	1,079,503	79,527	39,140	10,545	—	—	1,208,715
Construction and land development	622,427	—	1,130	—	—	—	623,557
Residential and multifamily real estate	633,077	42	7,143	1,407	—	—	641,669
PPP	197,084	—	—	—	—	—	197,084
Consumer	66,764	—	—	239	—	—	67,003
	$3,842,839	$238,756	$116,078	$49,300	$5,352	$—	$4,252,325

	Pass	Special Mention	Substandard Performing	Substandard Nonperforming	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2020
Commercial	$1,182,519	$66,142	$63,407	$26,124	$565	$—	$1,338,757
Energy	145,598	90,134	83,574	22,177	3,750	—	345,233
Commercial real estate	1,035,056	67,710	57,680	19,088	—	—	1,179,534
Construction and land development	561,871	125	1,148	—	—	—	563,144
Residential and multifamily real estate	672,327	305	5,199	3,101	—	—	680,932
PPP	292,230	—	—	—	—	—	292,230
Consumer	55,026	—	—	244	—	—	55,270
	$3,944,627	$224,416	$211,008	$70,734	$4,315	$—	$4,455,100

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of June 30, 2021 and December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
June 30, 2021
Commercial	$1,689	$10	$10,879	$12,578	$1,175,246	$1,187,824	$—
Energy	7,648	—	6,741	14,389	312,084	326,473	—
Commercial real estate	4,661	—	4,028	8,689	1,200,026	1,208,715	—
Construction and land development	—	—	—	—	623,557	623,557	—
Residential and multifamily real estate	4,722	—	2,958	7,680	633,989	641,669	1,776
PPP	—	—	—	—	197,084	197,084	—
Consumer	38	—	—	38	66,965	67,003	—
	$18,758	$10	$24,606	$43,374	$4,208,951	$4,252,325	$1,776

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable	Loans >= 90 Days and Accruing
	(Dollars in thousands)
December 31, 2020
Commercial	$8,497	$264	$11,236	$19,997	$1,318,760	$1,338,757	$—
Energy	—	—	7,173	7,173	338,060	345,233	372
Commercial real estate	63	7,677	4,825	12,565	1,166,969	1,179,534	—
Construction and land development	—	—	—	—	563,144	563,144	—
Residential and multifamily real estate	1,577	—	3,520	5,097	675,835	680,932	652
PPP	—	—	—	—	292,230	292,230	—
Consumer	—	—	—	—	55,270	55,270	—
	$10,137	$7,941	$26,754	$44,832	$4,410,268	$4,455,100	$1,024

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Impaired Loans
A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. The intent of concessions is to maximize collection.
Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. The following tables present loans individually evaluated for impairment, including all restructured and formerly restructured loans, for the periods ended June 30, 2021 and December 31, 2020:

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
June 30, 2021
Loans without a specific valuation
Commercial	$17,297	$17,297	$—
Energy	87	87	—
Commercial real estate	9,608	11,192	—
Construction and land development	—	—	—
Residential and multifamily real estate	4,574	4,830	—
PPP	—	—	—
Consumer	239	239	—
Loans with a specific valuation
Commercial	15,776	32,410	4,166
Energy	26,504	34,596	5,855
Commercial real estate	26,140	26,140	2,980
Construction and land development	—	—	—
Residential and multifamily real estate	—	—	—
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	33,073	49,707	4,166
Energy	26,591	34,683	5,855
Commercial real estate	35,748	37,332	2,980
Construction and land development	—	—	—
Residential and multifamily real estate	4,574	4,830	—
PPP	—	—	—
Consumer	239	239	—
	$100,225	$126,791	$13,001

Table of Contents	Notes to Consolidated Financial Statements (unaudited)

		Unpaid
	Recorded Balance	Principal Balance	Specific Allowance
	(Dollars in thousands)
December 31, 2020
Loans without a specific valuation
Commercial	$36,111	$50,245	$—
Energy	3,864	6,677	—
Commercial real estate	10,079	11,663	—
Construction and land development	—	—	—
Residential and multifamily real estate	6,329	6,585	—
PPP	—	—	—
Consumer	244	244	—
Loans with a specific valuation
Commercial	8,567	8,567	1,115
Energy	22,181	27,460	3,370
Commercial real estate	34,239	34,239	5,048
Construction and land development	—	—	—
Residential and multifamily real estate	—	—	—
PPP	—	—	—
Consumer	—	—	—
Total
Commercial	44,678	58,812	1,115
Energy	26,045	34,137	3,370
Commercial real estate	44,318	45,902	5,048
Construction and land development	—	—	—
Residential and multifamily real estate	6,329	6,585	—
PPP	—	—	—
Consumer	244	244	—
	$121,614	$145,680	$9,533

The table below shows interest income recognized during the three- and six- month periods ended June 30, 2021 and 2020 for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Commercial	$305	$27	$613	$88
Energy	1	46	17	210
Commercial real estate	290	58	576	135
Construction and land development	—	—	—	—
Residential and multifamily real estate	19	35	54	74
PPP	—	—	—	—
Consumer	—	—	—	—
Total interest income recognized	$615	$166	$1,260	$507

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below shows the three- and six-month average balance of impaired loans for the periods ended June 30, 2021 and 2020 by loan category for impaired loans, including all restructured and formerly restructured loans, held at the end of each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Commercial	$40,112	$11,793	$41,389	$19,002
Energy	26,859	16,798	27,145	17,527
Commercial real estate	35,866	10,958	36,040	11,044
Construction and land development	—	—	—	—
Residential and multifamily real estate	4,591	7,171	4,601	6,953
PPP	—	—	—	—
Consumer	240	251	241	253
Total average impaired loans	$107,668	$46,971	$109,416	$54,779

Non-accrual Loans
Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial	$15,957	$26,691
Energy	26,504	25,927
Commercial real estate	10,545	19,088
Construction and land development	—	—
Residential and multifamily real estate	1,407	3,101
PPP	—	—
Consumer	239	244
Total non-accrual loans	$54,652	$75,051

Troubled Debt Restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.
For the three- and six-month periods ended June 30, 2021 and 2020, the modifications related to the TDRs below did not impact the ALLL because the loans were previously impaired and evaluated on an individual basis or enough collateral was obtained.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The table below presents loans restructured, excluding loans restructured as a result of the COVID-19 pandemic, during the three- and six-month periods ended June 30, 2021 and 2020, including the post-modification outstanding balance and the type of concession made:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Commercial
- Interest rate reduction	$—	$—	$—	$3,171
Energy
- Extension of maturity date	—	—	—	2,340
Residential and multifamily real estate
- Payment deferral	—	65	—	65
Total troubled debt restructurings	$—	$65	$—	$5,576
The balance of restructured loans, excluding loans restructured as a result of the COVID-19 pandemic, is provided below as of June 30, 2021 and December 31, 2020. In addition, the balance of those loans that have been in default at any time during the past twelve months at June 30, 2021 and December 31, 2020 is provided below:

	June 30, 2021			December 31, 2020
	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)	Number of Loans	Outstanding Balance	Balance 90 days past due at any time during previous 12 months(1)
	(Dollars in thousands)
Commercial	5	$21,522	$4,516	7	$22,759	$2,776
Energy	4	10,676	2,399	4	11,053	2,713
Commercial real estate	4	25,938	—	4	26,038	—
Construction and land development	—	—	—	—	—	—
Residential and multifamily real estate	1	3,183	89	2	3,245	—
PPP	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total troubled debt restructured loans	14	$61,319	$7,004	17	$63,095	$5,489
(1) Default is considered to mean 90 days or more past due as to interest or principal.
The TDRs above had an allowance of $5 million and $4 million as of June 30, 2021 and December 31, 2020, respectively.

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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
As of June 30, 2021 and December 31, 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	June 30, 2021		December 31, 2020
Product	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
	(Dollars in thousands)
Back-to-back swaps	56	$568,413	56	$515,567
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Balance Sheet as of June 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2021	2020	Location	2021	2020
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$17,137	$24,094	Other liabilities	$17,372	$24,454
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the Consolidated Statements of Operations as swap fees and credit valuation adjustments, net, which includes swap fees earned upon origination and credit valuation adjustments that represents the risk of a counterparty’s default. The effect of the Company’s derivative financial instruments gain (loss) are reported on the Consolidated Statements of Cash Flows within “Other assets” and “Other liabilities”.

Note 6:Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at June 30, 2021 were as follows:

	June 30, 2021
	Within One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$644,849	$118,554	$38,898	$290	$1,456	$—	$804,047
FHLB borrowings	21,500	41,500	—	5,100	—	215,000	283,100
Trust preferred securities(1)	—	—	—	—	—	986	986
	$666,349	$160,054	$38,898	$5,390	$1,456	$215,986	$1,088,133
(1) The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 7:Change in Accumulated Other Comprehensive Income (“AOCI”)
Amounts reclassified from AOCI and the affected line items in the Consolidated Statements of Operations during the three- and six-months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected Line Item in the
	2021	2020	2021	2020	Statements of Operations
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities	$(13)	$320	$(3)	$713	Gain (loss) on sale of available-for-sale debt securities
Less: tax expense (benefit) effect	(3)	78	(1)	174	Income tax expense (benefit)
Net reclassified amount	$(10)	$242	$(2)	$539

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 8:Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2021 and December 31, 2020 are presented in the following table:

	Actual		Minimum Capital Required - Basel III		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$671,355	13.7%	$515,660	10.5%	N/A	N/A
Bank	640,383	13.0	515,444	10.5	$490,899	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	609,792	12.4	417,439	8.5	N/A	N/A
Bank	578,846	11.8	417,264	8.5	392,719	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	608,806	12.4	343,773	7.0	N/A	N/A
Bank	578,846	11.8	343,629	7.0	319,085	6.5
Tier I Capital to Average Assets
Consolidated	609,792	10.8	225,540	4.0	N/A	N/A
Bank	$578,846	10.3%	$225,492	4.0%	$281,866	5.0%
December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$656,806	13.1%	$527,486	10.5%	N/A	N/A
Bank	611,533	12.2	527,217	10.5	$502,111	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	593,865	11.8	427,012	8.5	N/A	N/A
Bank	548,615	10.9	426,794	8.5	401,689	8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	592,902	11.8	351,657	7.0	N/A	N/A
Bank	548,615	10.9	351,478	7.0	326,372	6.5
Tier I Capital to Average Assets
Consolidated	593,865	10.8	219,550	4.0	N/A	N/A
Bank	$548,615	10.0%	$219,441	4.0%	$274,302	5.0%

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 9:Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the 2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. In addition, the Company has an Employee Stock Purchase Plan that was reinstated during the third quarter of 2020. The aggregate number of shares authorized for future issuance under the Omnibus Plan is 1,806,384 shares as of June 30, 2021.
The table below summarizes the stock-based compensation for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Stock appreciation rights	$198	$238	$434	$494
Performance-based stock awards	528	22	262	96
Restricted stock units and awards	834	822	1,499	1,426
Employee stock purchase plan	15	—	29	—
Total stock-based compensation	$1,575	$1,082	$2,224	$2,016
Performance-Based Stock Awards (“PBSAs”)
The Company awards PBSAs to key officers of the Company. The PBSAs typically cliff-vest at the end of three years based on attainment of certain performance metrics developed by the Compensation Committee. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage given the level of achievement. The award payout percentages by level of achievement range between 0% of target and 150% of target.
During the six months ended June 30, 2021, the Company granted 63,631 PBSAs. The performance metrics include three-year cumulative, adjusted earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the PBSAs:

	Performance-Based Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2021	231,631	$10.51
Granted	63,631	12.89
Incremental performance shares	2,424	10.00
Vested	(77,426)	11.31
Forfeited	0	0.00
Unvested, June 30, 2021	220,260	$10.90
Unrecognized stock-based compensation related to the PBSAs issued through June 30, 2021 was $717 thousand and is expected to be recognized over 2.7 years.
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
The Company issues RSUs and RSAs to provide incentives to key officers, employees, and nonemployee directors. Awards are typically granted annually as determined by the Compensation Committee. The service-based RSUs typically vest in equal amounts over three years. The service-based RSAs typically cliff-vest after one year.

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the status of and changes in the RSUs and RSAs:

	Restricted Stock Units and Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2021	369,217	$12.61
Granted	265,707	13.27
Vested	(230,833)	11.83
Forfeited	(9,150)	13.48
Unvested, June 30, 2021	394,941	$13.50
Unrecognized stock-based compensation related to the RSUs and RSAs issued through June 30, 2021 was $5 million and is expected to be recognized over 2.0 years.

Note 10:Income Tax
An income tax expense (benefit) reconciliation at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Computed at the statutory rate (21%)	$3,957	$(1,727)	$7,095	$(855)
Increase (decrease) resulting from
Tax-exempt income	(1,212)	(779)	(2,002)	(1,569)
Nondeductible expenses	40	34	90	98
State income taxes	682	39	1,178	181
Equity based compensation	(131)	13	(117)	39
Goodwill impairment	—	1,553	—	1,553
Other adjustments	(73)	4	(73)	(17)
Actual tax expense (benefit)	$3,263	$(863)	$6,171	$(570)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The tax effects of temporary differences related to deferred taxes shown in other assets on the Consolidated Balance Sheets are presented below:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$18,171	$18,124
Lease incentive	534	564
Loan fees	3,462	3,178
Accrued expenses	1,430	2,128
Deferred compensation	2,101	2,474
State tax credit	1,960	2,621
Other	632	946
Total deferred tax asset	28,290	30,035
Deferred tax liability
Net unrealized gain on securities available-for-sale	(8,665)	(9,531)
FHLB stock basis	(1,280)	(1,209)
Premises and equipment	(2,568)	(2,881)
Other	(1,332)	(1,601)
Total deferred tax liability	(13,845)	(15,222)
Net deferred tax asset	$14,445	$14,813

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
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying Consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

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
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

		June 30, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$55,419	$—	$—	$55,419
Foreclosed assets held-for-sale	$1,718	$—	$—	$1,718

		December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collateral-dependent impaired loans	$55,454	$—	$—	$55,454
Foreclosed assets held-for-sale	$2,347	$—	$—	$2,347
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

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$55,419	Market comparable properties	Marketability discount	7% - 100% (30%)
Foreclosed assets held-for-sale	$1,718	Market comparable properties	Marketability discount	0% - 10% (8%)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Collateral-dependent impaired loans	$55,454	Market comparable properties	Marketability discount	1% - 98% (24%)
Foreclosed assets held-for-sale	$2,347	Market comparable properties	Marketability discount	7% - 10% (9%)

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
The following tables present the estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$220,814	$220,814	$—	$—	$220,814
Available-for-sale securities	712,217	—	712,217	—	712,217
Loans, net of allowance for loan losses	4,162,451	—	—	4,154,981	4,154,981
Restricted equity securities	13,329	—	—	13,329	13,329
Interest receivable	15,816	—	15,816	—	15,816
Equity securities	13,517	—	2,228	11,289	13,517
Derivative assets	17,137	—	17,137	—	17,137
	$5,155,281	$220,814	$747,398	$4,179,599	$5,147,811
Financial Liabilities
Deposits	$4,356,627	$818,887	$—	$3,558,660	$4,377,547
Federal funds purchased and repurchase agreements	—	—	—	—	—
Federal Home Loan Bank advances	283,100	—	293,517	—	293,517
Other borrowings	986	—	2,359	—	2,359
Interest payable	1,668	—	1,668	—	1,668
Derivative liabilities	17,372	—	17,372	—	17,372
	$4,659,753	$818,887	$314,916	$3,558,660	$4,692,463

	December 31, 2020
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$408,810	$408,810	$—	$—	$408,810
Available-for-sale securities	654,588	—	654,588	—	654,588
Loans, net of allowance for loan losses	4,366,602	—	—	4,351,970	4,351,970
Restricted equity securities	15,543	—	—	15,543	15,543
Interest receivable	17,236	—	17,236	—	17,236
Equity securities	13,436	—	2,247	11,189	13,436
Derivative assets	24,094	—	24,094	—	24,094
	$5,500,309	$408,810	$698,165	$4,378,702	$5,485,677
Financial Liabilities
Deposits	$4,694,740	$718,459	$—	$4,015,792	$4,734,251
Federal funds purchased and repurchase agreements	2,306	—	2,306	—	2,306
Federal Home Loan Bank advances	293,100	—	309,020	—	309,020
Other borrowings	963	—	2,024	—	2,024
Interest payable	2,163	—	2,163	—	2,163
Derivative liabilities	24,454	—	24,454	—	24,454
	$5,017,726	$718,459	$339,967	$4,015,792	$5,074,218

Table of Contents	Notes to Consolidated Financial Statements (unaudited)
Note 12:Commitments and Credit Risk
Commitments
The Company had the following commitments at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to originate loans	$149,895	$99,596
Standby letters of credit	47,966	48,607
Lines of credit	1,490,829	1,423,038
Total	$1,688,690	$1,571,241

Note 13:Legal and Regulatory Proceedings
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 14:Subsequent Events
Subsequent to the quarter ended June 30, 2021, the Company received regulatory approval for a full-service branch location in Phoenix, Arizona.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “2020 Form 10-K”). Results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our future plans, objectives, beliefs, expectations, representations and projections. See "Forward-Looking Information" which is incorporated herein by reference. Actual results could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A – "Risk Factors" in the 2020 Form 10-K.
Unless we state otherwise or the context otherwise requires, references in the below section to “we,” “our,” “us,” “ourselves,” “our company,” and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, our wholly-owned consolidated bank subsidiary.

Second Quarter 2021 Highlights
During the second quarter ended June 30, 2021, we accomplished the following:
•Net income of $15.6 million, representing a return on average assets of 1.10% and a return on average equity of 9.86%;
•Efficiency ratio of 53.6% for the second quarter of 2021;
•Completed the $20 million share repurchase program at a weighted average price of $12.68 per share;
•Book value per share of $12.50 at June 30, 2021 compared to $11.66 at June 30, 2020;
•Expanded to Phoenix, Arizona; and
•Hired Ben Clouse as our Chief Financial Officer. Mr. Clouse previously served as Chief Financial Officer of Waddell & Reed Financial, Inc., a financial services firm, from 2018 until its acquisition in 2021.
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
Bank Operations
The Company implemented certain business continuity procedures in March 2020 as a result of the COVID-19 pandemic. In April 2021, substantially all employees returned to on-premise work and the Company is evaluating hybrid working opportunities. In addition, the bank lobbies were re-opened to the public. The Company remains ready to appropriately respond to changes, including federal, state and local requirements in the event of the COVID-19 pandemic's resurgence. No material interruptions to our business operations have occurred to date.
Paycheck Protection Program (“PPP”) Lending Facility and Loans
The PPP was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in March 2020 and authorized forgivable loans to small businesses. The Bank provided PPP loans to support current customers and foster relationships with new customers. The loans earn interest at 1%, include fees between 1% and 5% and typically mature in two years. PPP loans received a 0% risk weight under the regulatory capital rules which resulted in increased Common Equity Tier 1, Tier 1, and Tier 2 capital ratios, but the PPP loans are included in the calculation of our Leverage ratio.
The Consolidated Appropriations Act of 2021 allocated additional PPP loan funding. The Small Business Administration (“SBA”) reopened PPP funds in January 2021. The second round of PPP loans had similar terms to the first round of PPP loans mentioned above, but typically mature in five years. The PPP loans were available through May 5, 2021. The SBA will continue to fund outstanding, approved PPP applications.

The following table summarizes the impact of the PPP loans on our financials:

	As of or for the Three Months Ended		As of or for the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
PPP Loan Activity
Outstanding loan balance, beginning	$336,355	$—	$292,230	$—
Loan originations and funding	22,816	369,022	133,778	369,022
Loan payoffs	(162,087)	—	(228,924)	—
Outstanding loan balance, end	$197,084	$369,022	$197,084	$369,022
PPP Loan Fee Activity
Unearned fee balance, beginning	$5,879	$—	$4,189	$—
Unearned fees added	957	9,930	5,062	9,930
Earned fees recognized	(2,128)	(2,045)	(4,543)	(2,045)
Unearned fee balance, end	$4,708	$7,885	$4,708	$7,885
Credit Quality
Credit quality metrics generally improved during the second quarter of 2021 as classified assets declined by $99 million and the ratio of nonperforming assets to total assets decreased to 1.09% from 1.15% in the previous quarter. The improvements in credit metrics were primarily driven by upgrades in COVID-19 impacted segments and the energy portfolio.
The COVID-19 pandemic impacted and may continue to impact our borrowers that may result in additional charge-offs. However, the Company’s key credit metrics generally improved during the first half of 2021 and are expected to continue to improve should the overall economy continue its current trajectory.

Performance Measures

	As of or For the Quarter Ended					As of or For the Period Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Return on average assets(1)	1.10%	0.84%	0.58%	0.58%	(0.54)%	0.97%	(0.14)%
Return on average equity(1)	9.86%	7.80%	5.19%	5.19%	(4.84)%	8.84%	(1.15)%
Earnings (loss) per share	$0.30	$0.23	$0.16	$0.15	$(0.14)	$0.54	$(0.07)
Diluted earnings (loss) per share	$0.30	$0.23	$0.15	$0.15	$(0.14)	$0.53	$(0.07)
Efficiency ratio(2)	53.61%	50.41%	53.35%	53.03%	70.81%	52.06%	63.29%
Ratio of equity to assets	12.00%	10.48%	11.03%	11.22%	11.13%	12.00%	11.13%
(1) Interim periods annualized
(2) We calculate efficiency ratio as noninterest expense divided by the sum of net interest income and noninterest income.

Results of Operations

Net Interest Income

Net interest income, including net interest margin, is presented on a tax-equivalent basis below. A tax-equivalent basis presents all income taxable as if taxable at the same rate. For example, $100 of tax-exempt income would be presented as $126.58, an amount that, if taxed at the statutory federal income tax rate of 21% would yield $100. We believe a tax-equivalent basis provides for improved comparability between the various earning assets.

	For the Quarter Ended					For the Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Yield on securities - tax-equivalent(1)	2.93%	2.89%	2.96%	2.93%	3.07%	2.91%	3.15%
Yield on loans	3.99	3.94	4.00	3.90	4.28	3.96	4.61
Yield on earning assets - tax- equivalent(1)	3.57	3.50	3.71	3.66	3.96	3.53	4.25
Cost of interest-bearing deposits	0.50	0.57	0.69	0.80	0.95	0.53	1.31
Cost of total deposits	0.41	0.48	0.58	0.67	0.79	0.45	1.11
Cost of FHLB and short-term borrowings	1.79	1.79	1.78	1.50	1.35	1.79	1.51
Cost of funds	0.49	0.56	0.65	0.75	0.85	0.52	1.15
Net interest margin - tax-equivalent(1)	3.12%	3.00%	3.12%	2.98%	3.19%	3.06%	3.22%
(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21%.
The following tables present, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates paid:

	Three Months Ended
	June 30,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$211,158	$1,031	1.96%	$290,342	$1,626	2.25%
Securities - tax-exempt(1)	508,483	4,231	3.34	438,525	3,945	3.62
Interest-bearing deposits in other banks	407,801	110	0.11	186,388	45	0.10
Gross loans, net of unearned income(2)(3)	4,409,280	43,846	3.99	4,357,055	46,323	4.28
Total interest-earning assets(1)	5,536,722	$49,218	3.57%	5,272,310	$51,939	3.96%
Allowance for loan losses	(76,741)			(60,889)
Other non-interest-earning assets	213,657			230,092
Total assets	$5,673,638			$5,441,513
Interest-bearing liabilities
Transaction deposits	$664,552	$313	0.19%	$413,870	$266	0.26%
Savings and money market deposits	2,385,074	2,107	0.35	1,932,723	2,653	0.55
Time deposits	869,176	2,430	1.12	1,195,445	5,486	1.85
Total interest-bearing deposits	3,918,802	4,850	0.50	3,542,038	8,405	0.95
FHLB and short-term borrowings	287,904	1,282	1.79	496,556	1,668	1.35
Trust preferred securities, net of fair value adjustments	976	24	9.82	933	24	10.61
Non-interest-bearing deposits	801,591	—	—	745,864	—	—
Cost of funds	5,009,273	$6,156	0.49%	4,785,391	$10,097	0.85%
Other liabilities	30,948			44,656
Stockholders’ equity	633,417			611,466
Total liabilities and stockholders’ equity	$5,673,638			$5,441,513
Net interest income - tax-equivalent(1)		$43,062			$41,842
Net interest spread - tax-equivalent(1)			3.08%			3.11%
Net interest margin - tax-equivalent(1)			3.12%			3.19%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $55 million and $38 million as of June 30, 2021 and 2020, respectively.
(3) Loan interest income includes loan fees of $5 million and $4 million for the three months ended June 30, 2021 and 2020, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

	Six Months Ended
	June 30,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield / Rate(4)	Average Balance	Interest Income / Expense	Average Yield / Rate(4)
	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$214,178	$1,947	1.83%	$299,456	$3,692	2.48%
Securities - tax-exempt(1)	494,297	8,286	3.38	444,948	7,952	3.59
Federal funds sold	—	—	—	2,057	18	1.74
Interest-bearing deposits in other banks	429,930	238	0.11	172,294	518	0.60
Gross loans, net of unearned income(2)(3)	4,457,792	87,604	3.96	4,132,279	94,662	4.61
Total interest-earning assets(1)	5,596,197	$98,075	3.53%	5,051,034	$106,842	4.25%
Allowance for loan losses	(77,552)			(59,267)
Other non-interest-earning assets	216,913			218,043
Total assets	$5,735,558			$5,209,810
Interest-bearing liabilities
Transaction deposits	$690,514	$677	0.20%	$377,883	$1,131	0.60%
Savings and money market deposits	2,403,318	4,495	0.38	1,909,881	9,388	0.99
Time deposits	920,307	5,406	1.18	1,180,704	12,158	2.07
Total interest-bearing deposits	4,014,139	10,578	0.53	3,468,468	22,677	1.31
FHLB and short-term borrowings	289,039	2,566	1.79	444,141	3,342	1.51
Trust preferred securities, net of fair value adjustments	971	48	9.89	928	58	12.64
Non-interest-bearing deposits	766,725	—	—	643,659	—	—
Cost of funds	5,070,874	$13,192	0.52%	4,557,196	$26,077	1.15%
Other liabilities	35,017			40,406
Stockholders’ equity	629,667			612,208
Total liabilities and stockholders’ equity	$5,735,558			$5,209,810
Net interest income - tax-equivalent(1)		$84,883			$80,765
Net interest spread - tax-equivalent(1)			3.01%			3.10%
Net interest margin - tax-equivalent(1)			3.06%			3.22%
(1) Tax exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income includes non-accrual loans of $55 million and $38 million as of June 30, 2021 and 2020, respectively.
(3) Loan interest income includes loan fees of $9 million and $6 million for the six months ended June 30, 2021 and 2020, respectively.
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

	Three Months Ended			Six Months Ended
	June 30, 2021 over 2020			June 30, 2021 over 2020
	Average Volume	Yield/Rate	Net Change(2)	Average Volume	Yield/Rate	Net Change(2)
	(Dollars in thousands)
Interest Income
Securities - taxable	$(404)	$(191)	$(595)	$(909)	$(836)	$(1,745)
Securities - tax-exempt(1)	604	(318)	286	825	(491)	334
Federal funds sold	—	—	—	(18)	—	(18)
Interest-bearing deposits in other banks	59	6	65	361	(641)	(280)
Gross loans, net of unearned income	575	(3,052)	(2,477)	7,019	(14,077)	(7,058)
Total interest income(1)	834	(3,555)	(2,721)	7,278	(16,045)	(8,767)
Interest Expense
Transaction deposits	133	(86)	47	579	(1,033)	(454)
Savings and money market deposits	541	(1,087)	(546)	1,968	(6,861)	(4,893)
Time deposits	(1,249)	(1,807)	(3,056)	(2,289)	(4,463)	(6,752)
Total interest-bearing deposits	(575)	(2,980)	(3,555)	258	(12,357)	(12,099)
FHLB and short-term borrowings	(831)	445	(386)	(1,312)	536	(776)
Trust preferred securities, net of fair value adjustments	1	(1)	—	3	(13)	(10)
Total interest expense	(1,405)	(2,536)	(3,941)	(1,051)	(11,834)	(12,885)
Net interest income(1)	$2,239	$(1,019)	$1,220	$8,329	$(4,211)	$4,118

(1) Tax exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Interest income - Interest income declined for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020. For the three-month period ended June 30, 2021 compared to the same period in 2020, lower yields on loans were driven by more than $1 billion of loans tied to LIBOR. LIBOR dropped approximately 25 basis points on average between the quarter ended June 30, 2020 and June 30, 2021. In addition, maturities of higher interest rate loans were renewed or replaced at lower rates. For the six-month period ended June 30, 2021, lower yields on earning assets were driven by a decline in the interest rate environment. The decline in asset yields was partially offset by year-over-year loan growth and PPP loan income.
Interest expense - Interest expense declined for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020. The cost of interest-bearing deposits declined due to strategic rate changes in our deposit products driven by the declining interest rate environment. For the three-month period ended June 30, 2021 compared to the same period in 2020, the average volume for interest-bearing deposits declined primarily as a result of time deposit maturities and current rates on time deposits. For the six-month period ended June 30, 2021 compared to the same period in 2020, the decline in interest expense due to changes in rates was partially offset by an increase in average volume due to increased liquidity in the market.
Average FHLB and other borrowings declined for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020, as the Company’s increase in cash offset the need to renew or increase these borrowings. The increase in the cost of FHLB borrowings was the result of short-term duration borrowings with lower rates that matured in 2020 and were not renewed.
Net interest income - Net interest income increased for the three- and six-month periods ended June 30, 2021 compared to the same period in 2020 driven by rate and volume declines in interest-bearing liabilities and an increase in interest-earning asset volume.

Impact of Transition Away from LIBOR
The Company had more than $1.4 billion in loans tied to LIBOR at June 30, 2021. The Company anticipates that, starting in October 2021, it will no longer add loans using the LIBOR index. For current borrowers, the Company is modifying loan document language to account for the transition away from LIBOR as loans renew or originate. The Company plans to replace LIBOR based loans with the Secured Overnight Financing Rate. The Company adopted Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” in 2020. The ASU allows the Company to recognize the modification related to LIBOR as a continuation of the old contract, rather than a cancellation of the old contract resulting in a write-off of unamortized fees and creation of a new contract.

Non-Interest Income

	For the Quarter Ended					For the Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Total non-interest income	$5,825	$4,144	$2,949	$4,063	$2,634	$9,969	$4,729
Non-interest income to average assets(1)	0.41%	0.29%	0.21%	0.29%	0.19%	0.35%	0.18%
(1) Interim periods annualized.
The components of non-interest income were as follows for the periods shown:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Service charges and fees on customer accounts	$1,177	$647	$530	82%	$2,134	$1,155	$979	85%
Realized gains (losses) on available-for-sale securities	(13)	320	(333)	(104)	(3)	713	(716)	(100)
Income from bank-owned life insurance	2,245	453	1,792	396	2,661	909	1,752	193
Swap fees and credit valuation adjustments, net	(30)	(32)	2	6	125	(41)	166	(405)
ATM and credit card interchange income	1,506	896	610	68	3,834	1,381	2,453	178
Other non-interest income	940	350	590	169	1,218	612	606	99
Total non-interest income	$5,825	$2,634	$3,191	121%	$9,969	$4,729	$5,240	111%
The changes in non-interest income were driven by the following:
Service charges and fees on customer accounts - This category includes account analysis fees offset by a customer rebate program. The increase for the three- and six-month periods ended June 30, 2021 compared to the same corresponding periods in 2020 was driven by a decline in costs associated with our rebate program, including a reduction in the funded balance and reduction in rates used. In addition, customer growth and an increase in transactions improved account analysis fees.
Realized gains (losses) on available-for-sale securities - The decrease for the three- and six-month periods ended June 30, 2021 compared to the same corresponding periods in 2020 was primarily due to the value and volume of the Company’s securities sold in 2020 in the declining rate environment. The 2020 sales were a strategic decision by management to capitalize on attractive market conditions and improve credit quality.
Income from bank-owned life insurance - During the quarter ended June 30, 2021, the Company recognized $2 million in tax-free death benefits from a bank-owned life insurance policy compared to $0 of such proceeds for the three- and six-months ended June 30, 2020.
Swap fee and credit valuation adjustments, net - This category includes swap fees from the execution of new swaps and the credit valuation adjustment (“CVA”). Swap fees on new swaps depend on the size and term of the underlying asset. During the three- and six-month periods ended June 30, 2021, no new swaps were executed compared to zero and two new swaps for the three- and six-month periods ended June 30, 2020, respectively. The low volume of new swaps was due to management's loan and pricing strategy and lower long-term interest rates.
ATM and credit card interchange income - The increase in ATM and credit card interchange income for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 was primarily the result of customers that mobilized their workforce directly impacted by the COVID-19 pandemic. As anticipated, the Company saw an $822 thousand decline for the three month period ended June 30, 2021 compared to the prior, three month period ended March 31, 2021 as COVID-19 cases declined. The Company anticipates the credit card activity and related income will continue to fluctuate in connection with changes in COVID-19 cases and the related vaccine rollout.
Other non-interest income - The increase in other non-interest income for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 was related to $183 thousand in state employment incentives that we received in the second quarter of 2021. We anticipate a similar benefit in the third quarter of 2021 and will continue to receive the incentive quarterly going forward for three years, but at significantly lower amounts. The Company also saw a $278 thousand and $392 thousand increase in letter of credit and foreign exchange fees for the three- and six-month periods ended June 30, 2021 compared to the corresponding periods in 2020, respectively.

Non-Interest Expense

	For the Quarter Ended					For the Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020(1)	June 30, 2021	June 30, 2020(1)
	(Dollars in thousands)
Total non-interest expense	$25,813	$22,818	$23,732	$23,011	$31,010	$48,631	$53,233
Non-interest expense to average assets(2)	1.82%	1.60%	1.71%	1.67%	2.21%	1.71%	2.01%
(1) Total non-interest expense includes $7 million related to goodwill impairment.
(2) Interim periods annualized.
The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Salary and employee benefits	$15,660	$14,004	$1,656	12%	$29,213	$28,394	$819	3%
Occupancy	2,397	2,045	352	17	4,891	4,130	761	18
Professional fees	1,138	1,295	(157)	(12)	1,920	1,966	(46)	(2)
Deposit insurance premiums	917	1,039	(122)	(12)	2,068	2,055	13	1
Data processing	720	721	(1)	—	1,436	1,413	23	2
Advertising	435	223	212	95	738	723	15	2
Software and communication	1,034	937	97	10	2,099	1,813	286	16
Foreclosed assets, net	665	1,135	(470)	(41)	715	1,154	(439)	(38)
Goodwill impairment	—	7,397	(7,397)	(100)	—	7,397	(7,397)	(100)
Other non-interest expense	2,847	2,214	633	29	5,551	4,188	1,363	33
Total non-interest expense	$25,813	$31,010	$(5,197)	(17)%	$48,631	$53,233	$(4,602)	(9)%
The changes in noninterest expense were driven by the following:
Salary and Employee Benefits - Salary and employee benefit costs increased for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 primarily due to an increase in anticipated payouts for performance-based awards that resulted from improved earnings and asset quality metrics. In addition, the Company recognized $719 thousand in costs due to the death of an employee during the quarter ended June 30, 2021. The costs related to the accelerated vesting of stock-based awards and the annual incentive award held by the employee upon the employee’s death.
The increase in these costs were offset by reductions in headcount that resulted in a benefit of $564 thousand and $794 thousand for the three- and six-months periods ended June 30, 2021 compared to the same periods in 2020, respectively. The Company optimized staffing levels during the second half of 2020 and savings began to materialize in 2021.
Occupancy - Occupancy costs increased for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 primarily due to our new locations in the rapidly growing Frisco, Texas market and our more prominent location on the Country Club Plaza, in Kansas City, Missouri. During the quarter ended June 30, 2021, the Company entered the Phoenix, Arizona market and entered into a temporary lease agreement that is expected to have an immaterial impact to occupancy costs for the quarter ending September 30, 2021.
Professional Fees - Professional fees declined for the three- and six-month periods ended June 30, 2021 compared to the same corresponding periods in 2020 primarily from a reduction in legal fees related to PPP loan originations and loan workouts. The decline was partially offset by an increase in consulting fees as a result of our CFO search.
Deposit Insurance Premiums - The FDIC uses a risk-based premium system to calculate quarterly fees. Our costs fluctuate as a result of changes in asset growth, changes in asset quality and changes in capital ratios.
Advertising - The increase in advertising costs was driven by increased in-person events for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 as a result of COVID-19 pandemic restrictions being lifted.
Software and Communication - Software and communication costs increased for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 primarily due to our continued strategy to invest in technologies that allow us to cover beginning-to-end loan originations, provide customers with a suite of online tools and allow us to analyze operational trends. In addition to the growing number of technologies implemented, a portion of costs increased as a result of our growth.
Foreclosed Assets, net - The value of a commercial use facility foreclosed upon in 2020 was reduced by $630 thousand during the three-month period ended June 30, 2021. The value of industrial facilities and raw land foreclosed upon in 2019 was reduced by $1 million during the three-month period ended June 30, 2020.
Goodwill Impairment - The Company performed an interim review for goodwill impairment at June 30, 2020. A quantitative review was performed on the Tulsa market reporting unit using a combination of income and market based approaches. The reporting unit’s fair value was less than its book value and resulted in a $7 million impairment during the three-month period ended June 30, 2020.
Other Non-interest Expense - Other non-interest expense increased for the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 primarily due to a $465 thousand and $1 million increase in commercial card costs, respectively, as a result of our growing customer base and increased use as a result of COVID-19 pandemic restrictions being lifted. In addition, insured cash sweep (“ICS”) deposits increased in 2021 from 2020, which drove related fees higher.

Income Taxes

	For the Quarter Ended					For the Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Income tax expense (benefit)	$3,263	$2,908	$1,785	$1,498	$(863)	$6,171	$(570)
Income (loss) before income taxes	$18,840	$14,943	$9,879	$9,504	$(8,219)	$33,783	$(4,069)
Effective tax rate	17%	19%	18%	16%	10%	18%	14%
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

Analysis of Financial Condition

Securities Portfolio
The securities portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of the investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity, and meet pledging and regulatory capital requirements. As of June 30, 2021, available-for-sale investments totaled $712 million, an increase of $58 million from December 31, 2020. For additional information, see “Note 3: Securities” in the Notes to the Unaudited Consolidated Financial Statements.

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the Company’s loan portfolio. As of June 30, 2021, gross loans declined $203 million or 5% from December 31, 2020 and was driven by the following:
PPP - PPP loans decreased $95 million or 33% from December 31, 2020 to June 30, 2021. PPP loan activity is detailed in the “Second Quarter 2021 Highlights” section within Management’s Discussion and Analysis. The loans are guaranteed by the SBA, earn interest at 1.00%, and include a fee. The PPP loans will decline as the SBA forgives the loans and provides repayment to the Bank.
Construction and Land Development - The $60 million or 11% increase was driven by customer drawdowns on lines of credit primarily for commercial projects.
Energy - Our energy portfolio declined $19 million or 5% from December 31, 2020 to June 30, 2021 primarily due to pay downs on outstanding lines of credit. Customers remain impacted by lower oil and natural gas prices that strained operating cash flow and the ability to pay down their lines of credit. The Company expects the energy portfolio to decline further as part of management’s strategy to lower our oil and natural gas loan concentrations.
Commercial - The $151 million or 11% decline in commercial loans was driven by $11 million of charge-offs taken, an increase in pay downs and $28 million of loans sold to a third-party. The loans sold were written down to the sales price prior to the sale.

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:

	As of June 30, 2021
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial	$63,384	$256,601	$278,011	$494,569	$15,640	$79,619	$—	$—	$1,187,824
Energy	52	173,019	415	152,987	—	—	—	—	326,473
Commercial real estate	114,143	88,752	365,152	319,828	64,679	249,562	—	6,599	1,208,715
Construction and land development	7,170	103,053	31,948	418,695	1,839	28,191	7,184	25,477	623,557
Residential and multifamily real estate	39,413	71,154	60,271	125,429	102,443	8,131	1,373	233,455	641,669
PPP	67,756	—	129,328	—	—	—	—	—	197,084
Consumer	20,672	7,313	2,674	12,639	—	21,359	—	2,346	67,003
Gross loans	$312,590	$699,892	$867,799	$1,524,147	$184,601	$386,862	$8,557	$267,877	$4,252,325

Provision and Allowance for Loan Losses (“ALLL”)

	For the Quarter Ended					For the Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Provision for loan losses	$3,500	$7,500	$10,875	$10,875	$21,000	$11,000	$34,950
Allowance for loan losses	75,493	74,551	75,295	76,035	71,185	75,493	71,185
Net charge-offs	$2,558	$8,244	$11,615	$6,025	$1,273	$10,802	$20,661
Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Notes to the Unaudited Consolidated Financial Statements for information regarding the Company’s ALLL process. The ALLL at June 30, 2021 represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for loan losses as of the dates indicated:

	June 30, 2021			December 31, 2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
	(Dollars in thousands)
Commercial	$28,433	38%	28%	$24,693	33%	30%
Energy	17,849	24	8	18,341	24	8
Commercial real estate	19,181	25	28	22,354	29	26
Construction and land development	3,885	5	15	3,612	5	13
Residential and multifamily real estate	5,826	8	15	5,842	8	15
PPP	—	—	5	—	—	7
Consumer	319	—	1	453	1	1
Gross loans	$75,493	100%	100%	$75,295	100%	100%
Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)” within the Notes to the Unaudited Consolidated Financial Statements for information regarding the activity in the allowance for loan losses. A discussion of the changes in the ALLL is provided below:
Charge-offs and Recoveries:
During the three months ended June 30, 2021, charge-offs primarily related to a commercial borrower. The $3 million charged-off was greater than the reserved balance in the ALLL at December 31, 2020 resulting in a $2 million increase in the provision during the three- and six-month periods ended June 30, 2021.
During the three months ended March 31, 2021, charge-offs primarily related to two commercial borrowers that were unable to support their debt obligations. The $8 million charged-off was greater than the reserved balance in the ALLL at December 31, 2020 resulting in a $5 million increase in the provision during the quarter ended March 31, 2021.
For the three months ended June 30, 2020, the Company charged-off one energy loan that was classified for several years and accounted for the majority of net charge-offs.
For the three months ended March 31, 2020, net charge-offs included an $18 million charge-off related to a previously disclosed non-performing, commercial loan. The commercial loan had a specific reserve associated with it as of December 31, 2019, resulting in a limited impact to the first quarter 2020 provision. In addition, the Company charged off $1 million related to one oil exploration and production credit.

The below table provides the ratio of net charge-offs (recoveries) during the period to average loans outstanding based on our loan categories:

	For the Quarter Ended					For the Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Commercial	0.84%	2.47%	2.07%	1.72%	0.03%	1.71%	2.66%
Energy	—	—	3.16	—	1.04	—	1.16
Commercial real estate	—	—	0.53	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Residential and multifamily real estate	—	—	(0.02)	0.18	0.15	—	0.08
PPP	—	—	—	—	—	—	—
Consumer	(0.03)	—	—	(0.09)	(0.01)	(0.02)	0.46
Total net charge-offs to average loans	0.23%	0.74%	1.03%	0.54%	0.12%	0.49%	1.01%
Interim periods annualized.

Impact of Risk Rating Changes:
Loans risk rated “accruing, substandard” that are not TDRs declined $95 million between December 31, 2020 and June 30, 2021 resulting in a $9 million decrease to the required reserve. The decline was driven by approximately $69 million of loans upgraded primarily due to an improving economy and approximately $41 million of loan pay downs, including two commercial loans partially charged-off, discussed above, totaling $28 million that were sold in the first quarter of 2021. The declines were offset by loans that were downgraded to “accruing, substandard” during the six months ended June 30, 2021.
The commercial loan portfolio had elevated charge-offs over the past five quarters. The charge-offs impacted the commercial loan historical loss factor that resulted in a $3 million increase to the required reserve during the six months ended June 30, 2021.
Impaired Loans and Other Factors:
Impaired loans declined $21 million between December 31, 2020 and June 30, 2021, driven by $15 million of loans upgraded, including an $8 million loan upgraded due to an increase in capital, and a $10 million decline as a result of payments made by several borrowers offset by approximately $4 million of loans impaired during the six months ended June 30, 2021. The reduction in impaired loans and related reserve was offset by changes in underlying collateral values that ultimately increased the ALLL by $3 million.

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
Nonaccrual loans declined $9 million during the quarter ended June 30, 2021 primarily due to $6 million of loans placed back on accrual status due to payments made or being in the process of collection. In addition, two commercial loans were able to pay down their outstanding balance that decreased the nonaccrual total by $5 million. The reductions were offset by a $3 million commercial loan that matured in the first quarter of 2021 and for which the borrower was unable to make the required payments.
Nonaccrual loans declined $12 million during the three months ended March 31, 2021 primarily due to one commercial real estate loan borrower that recapitalized its balance sheet and was placed back on accrual. In addition, several commercial borrowers were able to pay down a portion of the outstanding loan balance during the three months ended March 31, 2021. Nonaccrual energy loans increased slightly between December 31, 2020 and March 31, 2021 as oil and natural gas borrowers struggled from the effects of low oil and gas prices over the past year.
During 2020, nonaccrual loans increased primarily from energy loans that did not meet the criteria to be modified under the CARES Act and several loans impacted by the COVID-19 pandemic.
Foreclosed assets held-for-sale declined $629 thousand during the three-month period ended June 30, 2021 due to an additional write-down on a commercial property.

The table below summarizes our nonperforming assets and related ratios as of the dates indicated:

	For the Quarter Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Nonaccrual loans	$54,652	$63,319	$75,051	$75,560	$37,534
Loans past due 90 days or more and still accruing	1,776	3,183	1,024	4,324	220
Total nonperforming loans	56,428	66,502	76,075	79,884	37,754
Foreclosed assets held for sale	1,718	2,347	2,347	2,349	2,502
Total nonperforming assets	$58,146	$68,849	$78,422	$82,233	$40,256
ALLL to total loans	1.78%	1.65%	1.70%	1.70%	1.61%
ALLL to nonaccrual loans	138.14	117.74	100.33	100.63	189.66
ALLL to nonperforming loans	133.79	112.10	98.98	95.18	188.55
Nonaccrual loans to total loans	1.29	1.40	1.69	1.68	0.85
Nonperforming loans to total loans	1.33	1.48	1.71	1.78	0.86
Nonperforming assets to total assets	1.09%	1.15%	1.39%	1.49%	0.74%
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

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due	$18,758	$10,583	$10,137	$15,324	$14,205
60 - 89 days past due	10	403	7,941	30,027	20,676
Total 30 - 89 days past due	$18,768	$10,986	$18,078	$45,351	$34,881
Loans 30 - 89 days past due / gross loans	0.44%	0.24%	0.41%	1.01%	0.79%
Classified Loans
Substandard - performing	$116,078	$205,560	$211,008	$224,352	$199,595
Substandard - nonperforming	49,300	57,967	70,734	67,765	29,030
Doubtful	5,352	5,352	4,315	7,794	8,504
Loss	—	—	—	—	—
Total classified loans	170,730	268,879	286,057	299,911	237,129
Foreclosed assets held for sale	1,718	2,347	2,347	2,349	2,502
Total classified assets	$172,448	$271,226	$288,404	$302,260	$239,631
Classified loans / (total capital + ALLL)	24.0%	38.2%	40.9%	43.2%	34.9%
Classified assets / (total capital + ALLL)	24.2%	38.6%	41.2%	43.6%	35.3%
The Company's classified assets as of June 30, 2021 declined $99 million since March 31, 2021. The decline was driven by $18 million in loan payoffs, $56 million in loans upgraded, $35 million in pay downs partially offset by $11 million of new or increased loan balances. The decrease in classified assets was primarily related to commercial, energy and commercial real estate loans that improved due to better economic conditions.
The Company's classified assets as of March 31, 2021 decreased $17 million from December 31, 2020. The decline was driven by $30 million of commercial and commercial real estate loans upgraded due to improvements in the borrowers’ capital structure and $8 million in pay downs from classified loans, offset by an increase of approximately $21 million in downgraded loans, primarily from our energy and commercial loan portfolio.

Deposits and Other Borrowings
The following table sets forth the maturity of time deposits as of June 30, 2021:

	As of June 30, 2021
	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(Dollars in thousands)
Time deposits in excess of FDIC insurance limit	$99,085	$62,390	$78,251	$47,480	$287,206
Time deposits below FDIC insurance limit	139,572	126,376	139,175	111,718	516,841
Total	$238,657	$188,766	$217,426	$159,198	$804,047
At June 30, 2021, our deposits totaled $4 billion, a decrease of $338 million or 7% from December 31, 2020. Of this decrease, $199 million were money market, NOW and savings deposits and $239 million were time deposits. Declines were offset by a $100 million increase in non-interest bearing deposits. The decline in money market, NOW and savings deposits was driven by required payments from our customers to the Internal Revenue Service and interest rate competition. The decrease in time deposits resulted from maturities and the low interest rate environment.
Other borrowings include FHLB advances, repurchase agreements and our trust preferred security. At June 30, 2021, other borrowings totaled $284 million, a $12 million or 4% decrease from December 31, 2020. The decline was driven by borrowings that matured and were not replaced during the six months ended June 30, 2021 due to increased Company liquidity.
As of June 30, 2021, the Company had approximately $333 million of deposits with one customer relationship. The Company evaluated the deposit concentration and determined that a significant reduction to these deposits would not adversely impact the Company as sufficient liquidity is accessible and at favorable rates.
As of June 30, 2021, the Company had approximately $2 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the bank’s regulatory requirements. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.

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

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Total on-balance sheet liquidity	$918,959	$1,046,110
Total off-balance sheet liquidity	689,513	756,325
Total liquidity	$1,608,472	$1,802,435
On-balance sheet liquidity as a percent of assets	17%	19%
Total liquidity as a percent of assets	30%	32%
The Company believes that its current liquidity will be sufficient to meet anticipated cash requirements for the next 12 months.

Contractual Obligations
In the first quarter of 2021, the Company entered into an agreement with a third-party, venture capital firm. The Company invested $100 thousand during the three months ended June 30, 2021 and will invest up to $3 million into the venture capital fund. The fund was designed to invest in companies that find solutions for community banks and help accelerate technology adoption for community banks.

Refer to “Note 6: Time Deposits and Borrowings” within the Notes to the Unaudited Consolidated Financial Statements for our significant contractual cash obligations to third parties. In addition, the Company has various lease agreements with approximately $32 million of future minimum lease payments at June 30, 2021.
Contractual obligations may be satisfied through our on-balance sheet and off-balance sheet liquidity discussed above.

Capital Resources and Off-Balance Sheet Arrangements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities, select off-balance sheet items and equity. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Refer to “Note 8: Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements for additional information. Management believes that as of June 30, 2021, the Company and the bank met all capital adequacy requirements to which they are subject.
The Company is subject to off-balance sheet risk in the normal course of business to meet the needs of its clients that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Refer to “Note 12: Commitments and Credit Risk” in the Notes to Unaudited Consolidated Financial Statements for a breakout of our off-balance sheet arrangements. As of June 30, 2021, the Company believes it has sufficient access to liquid assets to support the funding of these commitments.

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

Hypothetical Change in Interest Rate - Rate Shock
	June 30, 2021		June 30, 2020
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in fair value of equity	Percent change in net interest income	Percent change in fair value of equity
+300	2.9%	(10.0)%	2.9%	(7.5)%
+200	1.4	(6.5)	2.2	(3.1)
+100	0.1	(3.3)	1.1	(0.6)
Base	—%	—%	—%	—%
-100	NA(1)	NA(1)	NA(1)	NA(1)
-200	NA(1)	NA(1)	NA(1)	NA(1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.

Hypothetical Change in Interest Rate - Rate Ramp
	June 30, 2021	June 30, 2020
Change in Interest Rate (Basis Points)	Percent change in net interest income	Percent change in net interest income
+300	0.9%	1.7%
+200	0.2	1.1
+100	(0.3)	0.6
Base	—%	—%
-100	NA(1)	NA(1)
-200	NA(1)	NA(1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
The Company’s position is relatively neutral as of June 30, 2021. The hypothetical change in net interest income as of June 30, 2021 in an up 100 basis point shock is mainly due to floors on variable rate loans that limit interest income growth as rates start to rise and the number of fixed-rate PPP loans outstanding. In addition, the Company reduced wholesale deposits and time deposits to lower interest rate sensitivity in the current low rate environment. As a result, our interest-bearing liabilities reprice at the same speed as our earning assets in an up 100 basis point rate environment. The FMC has several options available, including an increase in fixed-rate deposits and using on balance sheet derivatives, that could reduce the short-term, negative impact of a rising interest rate environment. The Company expects that forgiveness of our PPP loans over the near term may improve net interest income if rates were to increase. Approximately 65% of the Company’s earning assets reprice or mature over the next 12 months.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and the updated risk factor below, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2020 Form 10-K, which could materially affect our business, financial condition or results of operations in future periods.
We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.
Our business strategy includes evaluating potential strategic opportunities to grow through de novo branching. We are in the process of opening a de novo branch in Phoenix, Arizona. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three-months ended June 30, 2021:

Calendar Month	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased as Part of Publicly Announced Plans or Programs
April 1 - 30	77,297	$13.88	77,297	$11,834,969
May 1 - 31	280,351	$14.73	280,351	$7,701,121
June 1 - 30	518,048	$14.78	518,048	$—
Total	875,696	$14.69	875,696
On October 20, 2020, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to $20 million of its common stock. Repurchases under the program could be made in open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The program did not obligate the Company to acquire any particular amount of common stock, and it could be suspended at any time at the Company's discretion. No time limit was set for completion of the program.
On June 30, 2021, the Company completed its share repurchase program under which the Company purchased $20 million of its common stock.

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

3.3	Bylaws of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 as filed with the SEC on July 18, 2019, File No. 333-232704).
10.1*	Offer Letter for Ben Clouse Dated June 21, 2021.
10.2	Employment Agreement with Jana D. Merfen Dated January 19, 2021, incorporated by reference to Form 10-Q filed on May 6, 2021
10.3	Amended and Restated Employment Agreement, dated March 15, 2021, between the Company and David O’Toole, incorporated by reference to Form 8-K filed on March 15, 2021
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formation in Inline XBRL and contained in Exhibit 101)

*     Filed Herewith
**    Furnished Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

August 5, 2021	/s/ David L. O’Toole
David L. O’Toole
Principal Accounting Officer