Form 10-Q
period 2021-09-30
CROSSFIRST BANKSHARES, INC.
filed 2021-11-02
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q

☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended
September 30, 2021

or
☐

TRANSITION REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the transition period from ______ to

______
Commission file number
001-39028

CROSSFIRST BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)
Kansas
26-3212879
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)
11440 Tomahawk Creek Parkway
Leawood
,
KS
66211
(Address of principal executive offices) (Zip Code)
(
913
)
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

Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes

☐

No

☒
As of November 1, 2021, the registrant had
50,918,788

shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q for the Quarter Ended September 30, 2021

Index
Part I. Financial Information
Item 1. Financial Statements
Forward-Looking Information
Consolidated Balance Sheets - Unaudited
4
Consolidated Statements of Income - Unaudited
5
Consolidated Statements of Comprehensive Income - Unaudited
6
Consolidated Statements of Stockholders’ Equity - Unaudited
7
Consolidated Statements of Cash Flows - Unaudited
9
Notes to Consolidated Financial Statements (unaudited)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
10
Note 2: Earnings Per Share
13
Note 3: Securities
14
Note 4: Loans and Allowance for Loan Losses (“ALLL”)
18
Note 5: Derivatives and Hedging
30
Note 6: Time Deposits and Borrowings
30
Note 7: Change in Accumulated Other Comprehensive Income (“AOCI”)
31
Note 8: Regulatory Matters
31
Note 9: Stock-Based Compensation
32
Note 10: Income Tax
34
Note 11: Disclosures about Fair Value of Financial Instruments
34
Note 12: Commitments and Credit Risk
38
Note 13: Legal and Regulatory Proceedings
38
Note 14: Subsequent Events
38
Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations
Third Quarter 2021 Highlights
39
Results of Operations
41
Net Interest Income
41
Non-Interest Income
45
Non-Interest Expense
47
Income Taxes
48
Analysis of Financial Condition
49
Securities Portfolio
49
Loan Portfolio
49
Provision and Allowance for Loan Losses (‘‘ALLL’’)
50
Nonperforming Assets and Other Asset Quality Metrics
53
Deposits and Other Borrowings
55
Liquidity
57
Contractual Obligations
57
Capital Resources and Off-Balance Sheet Arrangements
57
Critical Accounting Policies and Estimates
58
Item 3. Quantitative and Qualitative Disclosures about Market Risk
59
Item 4. Controls and Procedures
60
Part II. Other Information
Item 1. Legal Proceedings
60
Item 1A. Risk Factors
60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
61
Item 6. Exhibit Index
62
Signature
63

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

See Notes to Consolidated Financial Statements (unaudited)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2021 December 31, 2020
(Unaudited)
(Dollars in thousands)
Assets
Cash and cash equivalents
$
316,722
$
408,810
Available-for-sale securities - taxable
168,182
177,238
Available-for-sale securities - tax-exempt
539,924
477,350
Loans, net of allowance for loan losses of $
64,152

and $
75,295

at September 30,
2021 and December 31, 2020, respectively
4,168,965
4,366,602
Premises and equipment, net
66,598
70,509
Restricted equity securities
12,885
15,543
Interest receivable
15,928
17,236
Foreclosed assets held for sale
1,148
2,347
Bank-owned life insurance
67,104
67,498
Other
43,695
56,170
Total assets $
5,401,151
$
5,659,303
Liabilities and stockholders’

equity
Deposits
Noninterest-bearing $
960,999
$
718,459
Savings, NOW and money market
2,774,477
2,932,799
Time
701,121
1,043,482
Total deposits
4,436,597
4,694,740
Federal funds purchased and repurchase agreements
-
2,306
Federal Home Loan Bank advances
276,600
293,100
Other borrowings
997
963
Interest payable and other liabilities
34,550
43,766
Total liabilities
4,748,744
5,034,875
Stockholders’ equity
Common stock, $
0.01

par value:

authorized -
200,000,000

shares, issued -
52,576,504

and
52,289,129

shares at
September 30, 2021 and December 31, 2020, respectively
526
523
Treasury stock, at cost:

1,573,806

and
609,613

shares held at September 30, 2021 and December 31, 2020,
respectively
(20,000)
(6,061)
Additional paid-in capital
525,676
522,911
Retained earnings
126,299
77,652
Accumulated other comprehensive income
19,906
29,403
Total stockholders’ equity
652,407
624,428
Total liabilities and stockholders’

equity
$
5,401,151
$
5,659,303

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
(Dollars in thousands except per share data)
Interest Income
Loans, including fees $
42,664
$
43,929
$
130,268
$
138,591
Available-for-sale securities - taxable
803
1,042
2,423
4,174
Available-for-sale securities - tax-exempt
3,562
3,186
10,410
9,758
Deposits with financial institutions
121
47
359
583
Dividends on bank stocks
161
248
488
808
Total interest income
47,311
48,452
143,948
153,914
Interest Expense
Deposits
4,211
7,298
14,789
29,975
Fed funds purchased and repurchase agreements
-
54
3
162
Federal Home Loan Bank Advances
1,275
1,749
3,838
4,980
Other borrowings
24
24
72
85
Total interest expense
5,510
9,125
18,702
35,202
Net Interest Income
41,801
39,327
125,246
118,712
Provision for Loan Losses
(10,000)
10,875
1,000
45,825
Net Interest Income after Provision for Loan Losses
51,801
28,452
124,246
72,887
Non-Interest Income (Loss)

Service charges and fees on customer accounts
1,196
792
3,330
1,947
Realized gains on available-for-sale securities
1,046
1,012
1,043
1,725
Unrealized gains (losses), net on equity securities

(6,210)
-
(6,243)
53
Income from bank-owned life insurance
427
464
3,088
1,373
Swap fees and credit valuation adjustments, net
31
121
156
80
ATM and credit card interchange income
1,735
1,482
5,569
2,863
Other non-interest income
670
192
1,921
751
Total non-interest income (loss)
(1,105)
4,063
8,864
8,792
Non-Interest Expense
Salaries and employee benefits
15,399
14,628
44,612
43,022
Occupancy
2,416
2,144
7,307
6,274
Professional fees
618
1,132
2,538
3,098
Deposit insurance premiums
927
1,096
2,995
3,151
Data processing
700
652
2,136
2,065
Advertising
596
147
1,334
870
Software and communication
999
959
3,098
2,772
Foreclosed assets, net
(35)
20
680
1,174
Goodwill impairment
-
-
-
7,397
Other non-interest expense
2,416
2,233
7,967
6,421
Total non-interest expense
24,036
23,011
72,667
76,244
Net Income Before Taxes
26,660
9,504
60,443
5,435
Income tax expense
5,660
1,498
11,831
928
Net Income $
21,000
$
8,006
$
48,612
$
4,507
Basic Earnings Per Share $
0.41
$
0.15
$
0.95
$
0.09
Diluted Earnings Per Share $
0.41
$
0.15
$
0.93
$
0.09

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
(Dollars in thousands)
Net Income $
21,000
$
8,006
$
48,612
$
4,507
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities
(7,989)
1,923
(11,532)
14,073
Less: income tax expense (benefit)
(1,956)
472
(2,823)
3,440
Unrealized gain (loss) on available-for-sale securities, net of income tax
(6,033)
1,451
(8,709)
10,633
Reclassification adjustment for realized gains included in income
1,046
1,012
1,043
1,725
Less: income tax expense
256
248
255
422
Less: reclassification adjustment for realized gains included in income, net of income tax
790
764
788
1,303
Other comprehensive income (loss)
(6,823)
687
(9,497)
9,330
Comprehensive Income $
14,177
$
8,693
$
39,115
$
13,837

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
Common Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Treasury Stock Total
Shares Amount
(Dollars in thousands)
Balance at June 30, 2020
52,167,573
$
521
$
521,133
$
61,344
$
25,094
$ - $
608,092
Net income - - -
8,006
- -
8,006
Change in unrealized appreciation on
available-for-sale securities - - - -
687
-
687
Issuance of shares from equity-based awards
28,205
-
(115)
- - -
(115)
Employee receivables from sale of stock - -
1
5
- -
6
Stock-based compensation - -
1,207
- - -
1,207
Balance at September 30, 2020
52,195,778
$
521
$
522,226
$
69,355
$
25,781
$ - $
617,883
Common Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Treasury Stock Total
Shares Amount
(Dollars in thousands)
Balance at June 30, 2021
50,958,680
$
525
$
524,637
$
105,299
$
26,729
$
(20,000)
$
637,190
Net income - - -
21,000
- -
21,000
Change in unrealized depreciation of available-
for-sale securities - - - -
(6,823)
-
(6,823)
Issuance of shares from equity-based awards
44,018
1
(110)
- - -
(109)
Stock-based compensation - -
1,149
- - -
1,149
Balance September 30, 2021
51,002,698
$
526
$
525,676
$
126,299
$
19,906
$
(20,000)
$
652,407

See Notes to Consolidated Financial Statements (unaudited)

Common Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Treasury Stock Total
Shares Amount
(Dollars in thousands)
Balance at December 31, 2019
51,969,203
$
520
$
519,870
$
64,803
$
16,451
$ - $
601,644
Net income - - -
4,507
- -
4,507
Change in unrealized appreciation on
available-for-sale securities - - - -
9,330
-
9,330
Issuance of shares from equity-based awards
226,575
1
(869)
- - -
(868)
Employee receivables from sale of stock - -
2
45
- -
47
Stock-based compensation - -
3,223
- - -
3,223
Balance at September 30, 2020
52,195,778
$
521
$
522,226
$
69,355
$
25,781
$ - $
617,883
Common Stock
Additional
Paid-in Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Treasury Stock Total
Shares Amount
(Dollars in thousands)
Balance at December 31, 2020
51,679,516
$
523
$
522,911
$
77,652
$
29,403
$
(6,061)
$
624,428
Net income - - -
48,612
- -
48,612
Change in unrealized depreciation of available-
for-sale securities - - - -
(9,497)
-
(9,497)
Issuance of shares from equity-based awards
287,375
3
(608)
- - -
(605)
Open market common share repurchases
(964,193)
- - - -
(13,939)
(13,939)
Employee receivables from sale of stock - - -
35
- -
35
Stock-based compensation - -
3,373
- - -
3,373
Balance September 30, 2021
51,002,698
$
526
$
525,676
$
126,299
$
19,906
$
(20,000)
$
652,407

See Notes to Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
Nine Months Ended
September 30,
2021 2020
(Dollars in thousands)
Operating Activities
Net income $
48,612
$
4,507
Items not requiring (providing) cash

Depreciation and amortization
3,993
3,888
Provision for loan losses
1,000
45,825
Accretion of discounts and amortization of premiums on securities
3,876
4,632
Equity based compensation
3,373
3,223
Foreclosed asset impairment
630
1,270
Deferred income taxes
2,233
(5,098)
Net increase in bank owned life insurance
(3,088)
(1,373)
Net recognized gains (losses) on equity securities
6,243
(53)
Net realized gains on available-for-sale securities
(1,043)
(1,725)
Goodwill impairment
-
7,397
Changes in
Interest receivable
1,308
(3,287)
Other assets
(1,753)
(1,472)
Other liabilities
(541)
(4,546)
Net cash provided by operating activities
64,843
53,188
Investing Activities

Net change in loans
196,637
(652,251)
Purchases of available-for-sale securities
(168,705)
(35,326)
Proceeds from maturities of available-for-sale securities
83,546
102,529
Proceeds from sale of available-for-sale securities
15,923
31,810
Proceeds from the sale of foreclosed assets 628 -
Purchase of premises and equipment
(671)
(4,849)
Proceeds from the sale of premises and equipment and related insurance claims
547
121
Purchase of restricted equity securities
-
(2,839)
Proceeds from sale of restricted equity securities
3,143
-
Proceeds from death benefit on bank owned life insurance
3,483
-
Net cash provided by (used in) investing activities
134,531
(560,805)
Financing Activities

Net increase in demand deposits, savings, NOW and money market accounts
84,218
667,849
Net decrease in time deposits
(342,361)
(99,060)
Net decrease in fed funds purchased and repurchase agreements
(2,306)
(1,390)
Proceeds from Federal Home Loan Bank advances
-
138,000
Repayment of Federal Home Loan Bank advances
(16,500)
(160,643)
Issuance of common shares, net of issuance cost
3
-
Proceeds from employee stock purchase plan
172
-
Repurchase of common stock
(13,939)
-
Acquisition of common stock for tax withholding obligations
(784)
(869)
Net decrease in employee receivables
35
46
Net cash provided by (used in) financing activities
(291,462)
543,933
Increase (Decrease) in Cash and Cash Equivalents
(92,088)
36,316
Cash and Cash Equivalents, Beginning of Period
408,810
187,320
Cash and Cash Equivalents, End of Period $
316,722
$
223,636
Supplemental Cash Flows Information
Interest paid $
19,402
$
37,238
Income taxes paid $
8,370
$
7,335

Notes to Consolidated Financial Statements (unaudited)

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
The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v)
Tulsa, Oklahoma; (vi) Dallas, Texas; (vii) Frisco, Texas; and (viii) Phoenix,

Arizona.
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
Cash Equivalents
The Company had $
253

million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of September 30,
2021. The reserve required at September 30, 2021 was $
0
.
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

Notes to Consolidated Financial Statements (unaudited)

COVID-19 that would otherwise be categorized as TDRs through January 1, 2022.

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
For the quarter ended September 30, 2021, the Company broke out “unrealized gains (losses), net on equity securities”

that was
previously consolidated in “other non-interest income”.

As a result, changes within the Consolidated Statements of Income in the prior periods were made to conform to the current period presentation. The changes provided additional detail about the Company’s
operations. The changes had no impact on net income.
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
This means that the financial statements the Company files or furnishes will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS

Act.

Notes to Consolidated Financial Statements (unaudited)

Recent Accounting Pronouncements
The following table provides information about Accounting Standard Updates (“ASUs”) the Company anticipates to adopt in the
future:
Standard
Anticipated
Date of
Adoption Description Effect on Financial Statements or Other Significant Matters
ASU 2016-13
Financial
Instruments-
Credit Losses
If the Company
maintains its
EGC status, the
Company is not
required to
implement this
standard until
January 2023.

The Company
expects to
implement this
standard on
January 1, 2022.
Requires an entity to
utilize a new
impairment model
known as the current
expected credit loss
("CECL") model to
estimate its lifetime
expected credit loss
and record an
allowance that, when
deducted from
amortized cost basis
of the financial asset,
presents the net
amount expected to
be collected on the
financial asset.
The Company established a committee to formulate and oversee the implementation process including selection, implementation and testing of third-party software.
The Company began parallel processing with the existing allowance for loan losses model during the first quarter of 2019 recalibrating inputs as necessary. The Company is formulating changes to policies, procedures, disclosures and internal controls that will be necessary to transition to the new standard. A

third-party completed validation of the completeness,
accuracy and reasonableness of the model in the fourth quarter of 2021.

The Company plans to use a loss-rate ("cohort") method to estimate the expected allowance for credit losses ("ACL") for all loan pools. Upon adoption in 2022, a cumulative-effect adjustment for the change in the

ACL
will be recognized in retained earnings. Based on our forecasted economic conditions and portfolio balances at September 30, 2021, the adoption of the standard could result in an overall cumulative-effect adjustment of up to a
5% change in the ACL, as compared to our current reserve levels.

These
results include the adoption of a forecast based on several economic assumptions, including unemployment rates and management judgments.

Adoption will not materially impact reporting for debt securities as the
Company does not currently own held-to-maturity debt securities within the scope of ASU 2016-13.
The actual impact could be significantly affected by the composition, characteristics, and quality of the underlying loan portfolio and economic assumptions at the time of adoption.
The Company does not expect the adoption to have a significant impact on capital or capital ratios and will continue to evaluate the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

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
Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
(Dollars in thousands except per share data)
Earnings per Share
Net income available to common stockholders $
21,000
$
8,006
$
48,612
$
4,507
Weighted average common shares
50,990,113
52,136,286
51,368,957
52,104,372
Earnings per share $
0.41
$
0.15
$
0.95
$
0.09
Diluted Earnings per Share
Net income available to common stockholders $
21,000
$
8,006
$
48,612
$
4,507
Weighted average common shares
50,990,113
52,136,286
51,368,957
52,104,372
Effect of dilutive shares
615,608
423,840
699,257
463,219
Weighted average dilutive common shares
51,605,721
52,560,126
52,068,214
52,567,591
Diluted earnings per share $
0.41
$
0.15
$
0.93
$
0.09
Stock-based awards not included because to do so would be
antidilutive
587,200
1,214,433
657,887
1,053,393

Notes to Consolidated Financial Statements (unaudited)

Note 3: Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale securities consisted of the following:

September 30, 2021
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
132,059
$
2,326
$
1,421
$
132,964
Collateralized mortgage obligations - GSE residential
22,122
498
16
22,604
State and political subdivisions
523,324
27,922
2,968
548,278
Corporate bonds
4,242
85
67
4,260
Total available-for-sale securities
$
681,747
$
30,831
$
4,472
$
708,106
December 31, 2020
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
104,839
$
4,277
$
-
$
109,116
Collateralized mortgage obligations - GSE residential
52,070
984
42
53,012
State and political subdivisions
454,486
33,642
31
488,097
Corporate bonds
4,259
104
-
4,363
Total available-for-sale securities
$
615,654
$
39,007
$
73
$
654,588

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2021, by contractual maturity, are shown below:

September 30, 2021
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential (1)
Amortized cost $
-
$
40
$
148
$
131,871
$
132,059
Estimated fair value $
-
$
41
$
159
$
132,764
$
132,964
Weighted average yield (2)
0.00
%
4.68
%
3.96
%
1.60
%
1.60
%
Collateralized mortgage obligations -
GSE residential (1)
Amortized cost $
-
$
-
$
2,438
$
19,684
$
22,122
Estimated fair value $
-
$
-
$
2,608
$
19,996
$
22,604
Weighted average yield (2)
0.00
%
0.00
%
2.77
%
1.16
%
1.34
%
State and political subdivisions
Amortized cost $
522
$
6,115
$
78,231
$
438,456
$
523,324
Estimated fair value $
524
$
6,319
$
84,402
$
457,033
$
548,278
Weighted average yield (2)
3.25
%
3.88
%
3.35
%
2.76
%
2.86
%
Corporate bonds
Amortized cost $
-
$
355
$
3,887
$
-
$
4,242
Estimated fair value $
-
$
360
$
3,900
$
-
$
4,260
Weighted average yield (2)
0.00
%
4.22
%
4.54
%
0.00
%
4.52
%
Total available-for-sale securities
Amortized cost $
522
$
6,510
$
84,704
$
590,011
$
681,747
Estimated fair value $
524
$
6,720
$
91,069
$
609,793
$
708,106
Weighted average yield
(2)
3.25
%
3.90
%
3.39
%
2.44
%
2.58
%
(1)

Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Notes to Consolidated Financial Statements (unaudited)

The following tables show the number of securities, unrealized loss, and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (“OTTI”), aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

September 30, 2021
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
70,590
$
1,421
15
$
-
$
-
-
$
70,590
$
1,421
15
Collateralized
mortgage obligations
- GSE residential
1,561
15
3
161
1
1
1,722
16
4
State and political
subdivisions
99,890
2,964
62
1,101
4
3
100,991
2,968
65
Corporate bonds
3,433
67
1
-
-
-
3,433
67
1
Total temporarily
impaired securities $
175,474
$
4,467
81
$
1,262
$
5
4
$
176,736
$
4,472
85
December 31, 2020
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
-
$
-
-
$
-
$
-
-
$
-
$
-
-
Collateralized
mortgage obligations
- GSE residential
9,933
42
5
-
-
-
9,933
42
5
State and political
subdivisions
8,525
31
8
25
-
1
8,550
31
9
Corporate bonds
-
-
-
-
-
-
-
-
-
Total temporarily
impaired securities $
18,458
$
73
13
$
25
$
-
1
$
18,483
$
73
14
The Company expects to recover the amortized cost basis over the term of the securities. The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The following tables show the gross gains and losses on securities that matured or were sold:

For the Three Months Ended For the Nine Months Ended
September 30, 2021 September 30, 2021
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Gain

Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Gain
(Dollars in thousands)
Available-for-sale securities
$
1,125
$
79
$
1,046
$
1,151
$
108
$
1,043

Notes to Consolidated Financial Statements (unaudited)

For the Three Months Ended For the Nine Months Ended
September 30, 2020 September 30, 2020
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Gain
Gross
Realized
Gains
(1)
Gross
Realized
Losses
Net
Realized
Gain
(Dollars in thousands)
Available-for-sale securities
$
1,025
$
13
$
1,012
$
1,785
$
60
$
1,725
(1) The gross gains for the nine-months ended September 30, 2020, included $
75

thousand related to a previously disclosed OTTI
municipal security that was settled in 2020.
Equity Securities
Equity securities consist of a $
2

million investment in a Community Reinvestment

Act (“CRA”) mutual fund, a $
308

thousand
private equity investment and a $
5

million privately-held security acquired in the fourth quarter of 2020 as part of a debt restructuring.
Equity securities are included in “other assets” on the Consolidated Balance Sheets.
The privately-held security was acquired in partial satisfaction of debts previously contracted at an initial value of $
11

million.
The Company elected a measurement alternative that allows the security to remain at cost until an impairment is identified or an
observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. During the third quarter of 2021, qualitative impairment factors required the Company to update the equity’s fair market value and the Company recorded a $
6

million unrealized
loss on the equity security due to a reduction in its fair market value.

The following is a summary of the unrealized and realized gains and losses recognized in net income on equity securities:

Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities $
(6,210)
$
-
$
(6,243)
$
53
Less: net gains recognized during the reporting period on equity securities sold during the reporting period
-
-
-
-
Unrealized gain (losses) recognized during the reporting period on equity securities still held at the reporting date
$
(6,210)
$
-
$
(6,243)
$
53

Notes to Consolidated Financial Statements (unaudited)

Note 4:

Loans and Allowance for Loan Losses (“ALLL”)
Categories of loans at September 30, 2021 and December 31, 2020 include:

September 30, 2021 December 31, 2020
(Dollars in thousands)
Commercial $
1,305,536
$
1,338,757
Energy
296,365
345,233
Commercial real estate
1,266,694
1,179,534
Construction and land development
585,134
563,144
Residential and multifamily real estate
620,877
680,932
Paycheck Protection Program (“PPP”)
109,465
292,230
Consumer
62,113
55,270
Gross loans
4,246,184
4,455,100
Less: Allowance for loan losses
64,152
75,295
Less: Net deferred loan fees and costs
13,067
13,203
Net loans $
4,168,965
$
4,366,602
Allowance for Loan Losses
The ALLL is established

as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when
management believes the loan balance is not collectible. Subsequent recoveries, if any, are credited to the allowance.
The ALLL is evaluated

on a regular basis by management and is based upon management’s periodic review of its ability to collect the loans considering historical experience,
the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic
conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
The Company evaluates the loan risk grading system definitions, portfolio segment definitions and

ALLL methodology on an ongoing basis. No changes to loan definitions, segmentation, and ALLL

methodology occurred during the third quarter of 2021.
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
Residential and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Three Months Ended September 30, 2021
Allowance for loan losses
Beginning balance $
28,433
$
17,849
$
19,181
$
3,885
$
5,826
$
-
$
319
$
75,493
Provision
(3,666)
(4,798)
(236)
(694)
(561)
-
(45)
(10,000)
Charge-offs
(1,071)
(503)
-
-
-
-
(1)
(1,575)
Recoveries
225
-
-
-
5
-
4
234
Ending balance $
23,921
$
12,548
$
18,945
$
3,191
$
5,270
$
-
$
277
$
64,152
Commercial Energy
Commercial
Real Estate
Construction and
Land
Development
Residential and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Three Months Ended September 30, 2020
Allowance for loan losses
Beginning balance $
26,543
$
17,372
$
16,899
$
5,019
$
4,868
$
-
$
484
$
71,185
Provision
7,439
2,168
908
(530)
882
-
8
10,875
Charge-offs
(5,781)
-
-
-
(256)
-
-
(6,037)
Recoveries
2
-
-
-
-
-
10
12
Ending balance $
28,203
$
19,540
$
17,807
$
4,489
$
5,494
$
-
$
502
$
76,035
Commercial Energy
Commercial
Real Estate
Construction and
Land
Development
Residential and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Nine Months Ended September 30, 2021
Allowance for loan losses
Beginning balance $
24,693
$
18,341
$
22,354
$
3,612
$
5,842
$
-
$
453
$
75,295
Provision
10,881
(5,290)
(3,409)
(421)
(577)
-
(184)
1,000
Charge-offs
(11,903)
(503)
-
-
-
-
(1)
(12,407)
Recoveries
250
-
-
-
5
-
9
264
Ending balance $
23,921
$
12,548
$
18,945
$
3,191
$
5,270
$
-
$
277
$
64,152

Notes to Consolidated Financial Statements (unaudited)

Commercial Energy
Commercial
Real Estate
Construction and
Land
Development
Residential and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Nine Months Ended September 30, 2020
Allowance for loan losses
Beginning balance $
35,864
$
6,565
$
8,085
$
3,516
$
2,546
$
-
$
320
$
56,896
Provision
16,210
15,253
9,722
973
3,393
-
274
45,825
Charge-offs
(23,946)
(2,278)
-
-
(445)
-
(104)
(26,773)
Recoveries
75
-
-
-
-
-
12
87
Ending balance $
28,203
$
19,540
$
17,807
$
4,489
$
5,494
$
-
$
502
$
76,035
Commercial Energy
Commercial
Real Estate
Construction and
Land
Development
Residential and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
September 30, 2021
Period end allowance for loan losses allocated to:
Individually evaluated for impairment $
1,760
$
2,624
$
2,872
$
-
$
-
$
-
$
-
$
7,256
Collectively evaluated for impairment $
22,161
$
9,924
$
16,073
$
3,191
$
5,270
$
-
$
277
$
56,896
Ending balance $
23,921
$
12,548
$
18,945
$
3,191
$
5,270
$
-
$
277
$
64,152
Allocated to loans:
Individually evaluated for impairment $
24,455
$
25,503
$
35,319
$
-
$
8,942
$
-
$
236
$
94,455
Collectively evaluated for impairment $
1,281,081
$
270,862
$
1,231,375
$
585,134
$
611,935
$
109,465
$
61,877
$
4,151,729
Ending balance
$
1,305,536
$
296,365
$
1,266,694
$
585,134
$
620,877
$
109,465
$
62,113
$
4,246,184

Notes to Consolidated Financial Statements (unaudited)

Commercial Energy
Commercial
Real Estate
Construction and
Land
Development
Residential and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
December 31, 2020
Period end allowance for loan losses allocated to:
Individually evaluated for impairment $
1,115
$
3,370
$
5,048
$
-
$
-
$
-
$
-
$
9,533
Collectively evaluated for impairment $
23,578
$
14,971
$
17,306
$
3,612
$
5,842
$
-
$
453
$
65,762
Ending balance $
24,693
$
18,341
$
22,354
$
3,612
$
5,842
$
-
$
453
$
75,295
Allocated to loans:
Individually evaluated for impairment $
44,678
$
26,045
$
44,318
$
-
$
6,329
$
-
$
244
$
121,614
Collectively evaluated for impairment $
1,294,079
$
319,188
$
1,135,216
$
563,144
$
674,603
$
292,230
$
55,026
$
4,333,486
Ending balance
$
1,338,757
$
345,233
$
1,179,534
$
563,144
$
680,932
$
292,230
$
55,270
$
4,455,100
Credit Risk Profile
The Company analyzes its loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation and payment activity. These categories are utilized to
develop the associated ALLL.

A description of the loan grades and segments follows:
Loan Grades
●
Pass (risk rating 1-4)

- The category includes loans that are considered satisfactory. The category includes borrowers that generally maintain good liquidity and
financial condition or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company
policies. Debt is programmed and timely repayment is expected.
●
Special Mention (risk rating 5)

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
●
Substandard (risk rating 6)

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
●
Doubtful (risk rating 7)
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
●
Loss (risk rating 8) - Credits which are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.

Notes to Consolidated Financial Statements (unaudited)

Loan Portfolio Segments
●
Commercial

- The category includes loans to commercial customers for use in financing working capital, equipment purchases and expansions. Repayment is
primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
●
Energy

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
●
Commercial Real Estate

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
●
Construction and Land Development

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
●
Residential and Multifamily Real Estate
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

●
PPP
- The category includes loans that were established by the CARES

Act which authorized forgivable loans to small businesses to pay their employees during the
COVID-19 pandemic. The loans are 100 percent guaranteed by the SBA and repayment is primarily dependent on the borrower’s cash flow or SBA repayment
approval.
●
Consumer
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

Notes to Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories (grades 1 - 8), portfolio segmentation, and payment activity:

Pass
Special
Mention
Substandard
Performing
Substandard
Nonperforming Doubtful Loss Total
(Dollars in thousands)
September 30, 2021
Commercial $
1,230,682
$
47,492
$
20,907
$
6,455
$
-
$
-
$
1,305,536
Energy
133,551
116,495
20,887
22,348
3,084
-
296,365
Commercial real estate
1,119,569
109,639
27,221
10,265
-
-
1,266,694
Construction and land development
585,134
-
-
-
-
-
585,134
Residential and multifamily real estate
607,588
546
6,984
5,759
-
-
620,877
PPP
109,465
-
-
-
-
-
109,465
Consumer
61,826
51
-
236
-
-
62,113
$
3,847,815
$
274,223
$
75,999
$
45,063
$
3,084
$
-
$
4,246,184
Pass
Special
Mention
Substandard
Performing
Substandard
Nonperforming Doubtful Loss Total
(Dollars in thousands)
December 31, 2020
Commercial $
1,182,519
$
66,142
$
63,407
$
26,124
$
565
$
-
$
1,338,757
Energy
145,598
90,134
83,574
22,177
3,750
-
345,233
Commercial real estate
1,035,056
67,710
57,680
19,088
-
-
1,179,534
Construction and land development
561,871
125
1,148
-
-
-
563,144
Residential and multifamily real estate
672,327
305
5,199
3,101
-
-
680,932
PPP
292,230
-
-
-
-
-
292,230
Consumer
55,026
-
-
244
-
-
55,270
$
3,944,627
$
224,416
$
211,008
$
70,734
$
4,315
$
-
$
4,455,100

Notes to Consolidated Financial Statements (unaudited)

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of September 30, 2021 and December 31, 2020:

30-59 Days Past
Due
60-89 Days Past
Due
90 Days or
More Total Past Due Current
Total Loans
Receivable
Loans >= 90 Days
and Accruing
(Dollars in thousands)
September 30, 2021
Commercial $
1,716
$
12,700
$
1,167
$
15,583
$
1,289,953
$
1,305,536
$
300
Energy
738
6,500
6,144
13,382
282,983
296,365
-
Commercial real estate
398
15,328
-
15,726
1,250,968
1,266,694
-
Construction and land development
-
-
-
-
585,134
585,134
-
Residential and multifamily real estate
191
-
1,844
2,035
618,842
620,877
42
PPP
-
-
-
-
109,465
109,465
-
Consumer
29
-
-
29
62,084
62,113
-
$
3,072
$
34,528
$
9,155
$
46,755
$
4,199,429
$
4,246,184
$
342
30-59 Days Past
Due
60-89 Days Past
Due
90 Days or
More Total Past Due Current
Total Loans
Receivable
Loans >= 90 Days
and Accruing
(Dollars in thousands)
December 31, 2020
Commercial $
8,497
$
264
$
11,236
$
19,997
$
1,318,760
$
1,338,757
$
-
Energy
-
-
7,173
7,173
338,060
345,233
372
Commercial real estate
63
7,677
4,825
12,565
1,166,969
1,179,534
-
Construction and land development
-
-
-
-
563,144
563,144
-
Residential and multifamily real estate
1,577
-
3,520
5,097
675,835
680,932
652
PPP
-
-
-
-
292,230
292,230
-
Consumer
-
-
-
-
55,270
55,270
-
$
10,137
$
7,941
$
26,754
$
44,832
$
4,410,268
$
4,455,100
$
1,024
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

Notes to Consolidated Financial Statements (unaudited)

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends,
conditions and other relevant factors that affect repayment of the loans. The following tables present loans individually evaluated for impairment, including all restructured and formerly restructured loans, for the periods ended September 30, 2021 and December 31, 2020:

Recorded Balance Unpaid Principal Balance Specific Allowance
(Dollars in thousands)
September 30, 2021
Loans without a specific valuation
Commercial
$
22,570
$
22,651
$ -
Energy
809
1,809
-
Commercial real estate
9,398
10,982
-
Construction and land development
-
-
-
Residential and multifamily real estate
8,942
9,198
-
PPP
-
-
-
Consumer
236
236
-
Loans with a specific valuation
Commercial
1,885
14,069
1,760
Energy
24,694
32,289
2,624
Commercial real estate
25,921
25,921
2,872
Construction and land development
-
-
-
Residential and multifamily real estate
-
-
-
PPP
-
-
-
Consumer
-
-
-
Total
Commercial
24,455
36,720
1,760
Energy
25,503
34,098
2,624
Commercial real estate
35,319
36,903
2,872
Construction and land development
-
-
-
Residential and multifamily real estate
8,942
9,198
-
PPP
-
-
-
Consumer
236
236
-
$
94,455
$
117,155
$
7,256

Notes to Consolidated Financial Statements (unaudited)

Recorded Balance Unpaid Principal Balance Specific Allowance
(Dollars in thousands)
December 31, 2020
Loans without a specific valuation
Commercial
$
36,111
$
50,245
$ -
Energy
3,864
6,677
-
Commercial real estate
10,079
11,663
-
Construction and land development
-
-
-
Residential and multifamily real estate
6,329
6,585
-
PPP
-
-
-
Consumer
244
244
-
Loans with a specific valuation
Commercial
8,567
8,567
1,115
Energy
22,181
27,460
3,370
Commercial real estate
34,239
34,239
5,048
Construction and land development
-
-
-
Residential and multifamily real estate
-
-
-
PPP
-
-
-
Consumer
-
-
-
Total
Commercial
44,678
58,812
1,115
Energy
26,045
34,137
3,370
Commercial real estate
44,318
45,902
5,048
Construction and land development
-
-
-
Residential and multifamily real estate
6,329
6,585
-
PPP
-
-
-
Consumer
244
244
-
$
121,614
$
145,680
$
9,533

Notes to Consolidated Financial Statements (unaudited)

The table below shows interest income recognized during the three- and nine-month periods ended September 30, 2021 and 2020 for impaired loans,

including all restructured
and formerly restructured loans, held at the end of each period:

Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
(Dollars in thousands)
Commercial $
307
$
12
$
930
$
841
Energy
1
2
18
257
Commercial real estate
291
58
868
346
Construction and land development
-
-
-
-
Residential and multifamily real estate
16
36
78
108
PPP
-
-
-
-
Consumer
-
-
-
-
Total interest income recognized $
615
$
108
$
1,894
$
1,552
The table below shows the three- and nine-month average balance of impaired loans for the periods ended September

30, 2021 and 2020 by loan category for impaired loans,
including all restructured and formerly restructured loans, held at the end of each period:

Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
(Dollars in thousands)
Commercial $
26,724
$
45,482
$
28,675
$
49,538
Energy
26,298
21,396
26,863
23,220
Commercial real estate
35,488
17,937
35,856
18,132
Construction and land development
-
-
-
-
Residential and multifamily real estate
6,021
6,419
5,505
6,304
PPP
-
-
-
-
Consumer
238
248
240
253
Total average impaired loans $
94,769
$
91,482
$
97,139
$
97,447
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

Notes to Consolidated Financial Statements (unaudited)

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income.

The interest on these loans is accounted for
on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are
brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at September 30, 2021 and
December 31, 2020:

September 30, 2021 December 31, 2020
(Dollars in thousands)
Commercial $
6,455
$
26,691
Energy
25,432
25,927
Commercial real estate
10,265
19,088
Construction and land development
-
-
Residential and multifamily real estate
5,759
3,101
PPP
-
-
Consumer
236
244
Total non-accrual loans $
48,147
$
75,051
Troubled Debt Restructurings
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a result
of the COVID-19 pandemic. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest
rate.

For the three- and nine-month periods ended September 30, 2021 and 2020, the modifications related to the TDRs below did not impact the ALLL because

the loans were
previously impaired and evaluated on an individual basis or enough collateral was obtained.

Notes to Consolidated Financial Statements (unaudited)

The table below presents loans restructured, excluding loans restructured as a result of the COVID-19 pandemic, during the three- and nine-month periods ended
September 30, 2021 and 2020, including the post-modification outstanding balance and the type of concession made:

Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
(Dollars in thousands)
Commercial
- Interest rate reduction $
1,000
$
-
$
1,000
$
3,171
Energy

- Extension of maturity date
- - -
2,340
Residential and multifamily real estate

- Interest rate reduction
3,750
-
3,750
-
- Payment deferral
- - -
65
Total troubled debt restructurings $
4,750
$
-
$
4,750
$
5,576
The balance of restructured loans, excluding loans restructured as a result of the COVID-19 pandemic, is provided below as of September

30, 2021 and December 31, 2020.
In addition, the balance of those loans that are in default at any time during the past twelve months at September 30, 2021 and December

31, 2020 is provided below:

September 30, 2021 December 31, 2020
Number of
Loans
Outstanding
Balance
Balance 90 days past due at any
time during previous 12
months (1)
Number of
Loans
Outstanding
Balance
Balance 90 days past due at any
time during previous 12
months (1)
(Dollars in thousands)
Commercial
4
$
19,395
$
4,899
7
$
22,759
$
2,776
Energy
4
10,401
7,825
4
11,053
2,713
Commercial real estate
4
25,762
-
4
26,038
-
Construction and land development
0
-
-
0
-
-
Residential and multifamily real estate
2
6,933
89
2
3,245
-
PPP
0
-
-
0
-
-
Consumer
0
-
-
0
-
-
Total troubled debt restructured loans
14
$
62,491
$
12,813
17
$
63,095
$
5,489
(1) Default is considered to mean 90 days or more past due as to interest or principal.
The TDRs above had an allowance of $
4

million as of both September 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)

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
As of September 30, 2021 and December 31, 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:
September 30, 2021 December 31, 2020
Product Number of Instruments Notional Amount Number of Instruments Notional Amount
(Dollars in thousands)
Back-to-back swaps
56
$
573,304
56
$
515,567
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Balance
Sheet as of September 30, 2021 and December 31, 2020:
Asset Derivatives Liability Derivatives
Balance Sheet
September 30,

December 31,

Balance Sheet
September 30,

December 31,

Location 2021 2020 Location 2021 2020
(Dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate products Other assets $
15,424
$
24,094
Other liabilities $
15,628
$
24,454
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the
Consolidated Statements of Income as swap fee income, net, which includes swap fees earned upon origination and credit valuation
adjustments that represent the risk of a counterparty’s default. The effect of the Company’s derivative financial instruments gain (loss)
are reported on the Consolidated Statements of Cash Flows within “other assets” and “other liabilities”.

Note 6:

Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at September 30, 2021 were as follows:
September 30, 2021
Within One
Year
One to Two
Years
Two to
Three Years
Three to
Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
586,365
$
83,090
$
27,086
$
187
$
4,393
$
-
$
701,121
FHLB borrowings
21,500
35,000
-
5,100
-
215,000
276,600
Trust preferred securities (1)
-
-
-
-
-
997
997
$
607,865
$
118,090
$
27,086
$
5,287
$
4,393
$
215,997
$
978,718
(1) The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.

Notes to Consolidated Financial Statements (unaudited)

Note 7:

Change in Accumulated Other Comprehensive Income (“AOCI”)
Amounts reclassified from AOCI and the affected line items in the Consolidated

Statements of Income during the three- and nine-
month periods ended September 30, 2021 and 2020, were as follows:
Three Months Ended Nine Months Ended
September 30,

September 30,

Affected Line Item in the
2021 2020 2021 2020 Statements of Income
(Dollars in thousands)
Unrealized gains on available-for-sale
securities $
1,046
$
1,012
$
1,043
$
1,725
Gain on sale of available-for-sale
securities
Less: tax benefit effect
256
248
255
422
Income tax benefit
Net reclassified amount $
790
$
764
$
788
$
1,303
Note 8:

Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators
that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.
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

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2021 and December 31, 2020 are presented in the following table:
Actual
Minimum Capital

Required - Basel III
Required to be Considered
Well Capitalized
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
September 30, 2021
Total Capital to Risk-Weighted Assets
Consolidated $
694,816
13.9
% $
525,431
10.5
%

N/A
N/A
Bank
663,787
13.3
525,157
10.5
$
500,150
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
632,244
12.6
425,349
8.5
N/A
N/A
Bank
601,248
12.0
425,127
8.5
400,120
8.0
Common Equity Tier 1 to Risk-Weighted

Assets
Consolidated
631,247
12.6
350,287
7.0

N/A
N/A
Bank
601,248
12.0
350,105
7.0
325,097
6.5
Tier I Capital to Average

Assets
Consolidated
632,244
11.8
214,865
4.0
N/A N/A
Bank $
601,248
11.2
% $
214,943
4.0
% $
268,679
5.0
%
December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated $
656,806
13.1
% $
527,486
10.5
%
N/A
N/A
Bank
611,533
12.2
527,217
10.5
$
502,111
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
593,865
11.8
427,012
8.5

N/A
N/A
Bank
548,615
10.9
426,794
8.5
401,689
8.0
Common Equity Tier 1 to Risk-Weighted

Assets
Consolidated
592,902
11.8
351,657
7.0
N/A N/A
Bank
548,615
10.9
351,478
7.0
326,372
6.5
Tier I Capital to Average

Assets
Consolidated
593,865
10.8
219,550
4.0

N/A
N/A
Bank $
548,615
10.0
% $
219,441
4.0
% $
274,302
5.0
%
Note 9:

Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the
2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. In
addition, the Company has an Employee Stock Purchase Plan that was reinstated during the third quarter of 2020. The aggregate number
of shares authorized for future issuance under the Omnibus Plan is
1,774,321

shares as of September 30, 2021.
The table below summarizes the stock-based compensation for the three- and nine-month periods ended September 30, 2021 and
2020:
Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
(Dollars in thousands)
Stock appreciation rights $
150
$
250
$
584
$
744
Performance-based stock awards
75
79
337
175
Restricted stock units and awards
895
857
2,394
2,283
Employee stock purchase plan
29
21
58
21
Total stock-based compensation $
1,149
$
1,207
$
3,373
$
3,223

Notes to Consolidated Financial Statements (unaudited)

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
0
% of target and
150
% of target.
During the nine-month period ended September 30, 2021, the Company granted
63,631

PBSAs. The performance metrics include
three year

cumulative, adjusted earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the performance-based awards:
Performance-Based Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2021
231,631
$
10.51
Granted
63,631
12.89
Incremental performance shares
2,424
10.00
Vested
(77,426)
11.31
Forfeited
-
-
Unvested, September 30, 2021
220,260
$
10.90
Unrecognized stock-based compensation related to the performance awards issued through September 30, 2021 was $
678
thousand and is expected to be recognized over
2.4

years.
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
The Company issues RSUs and RSAs to provide incentives to key officers, employees, and nonemployee directors.

Awards are
typically granted annually as determined by the Compensation Committee. The service-based RSUs typically vest in equal amounts over
three years. The service-based RSAs typically cliff-vest after one year
.
The following table summarizes the status of and changes in the RSUs and RSAs:
Restricted Stock Units and Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2021
369,217
$
12.61
Granted
281,197
13.27
Vested
(247,690)
11.91
Forfeited
(22,646)
13.65
Unvested, September 30, 2021
380,078
$
13.50
Unrecognized stock-based compensation related to the RSUs and RSAs issued through September 30, 2021 was $
4

million and is
expected to be recognized over
1.9

years.

Notes to Consolidated Financial Statements (unaudited)

Note 10:

Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:
Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
(Dollars in thousands)
Computed at the statutory rate (21%) $
5,598
$
1,996
$
12,693
$
1,141
Increase (decrease) resulting from
Tax-exempt income
(828)
(766)
(2,830)
(2,335)
Nondeductible expenses
55
21
145
119
State income taxes
912
320
2,090
501
Equity based compensation
(40)
(15)
(157)
24
Goodwill impairment
-
-
-
1,553
Other adjustments
(37)
(58)
(110)
(75)
Actual tax expense $
5,660
$
1,498
$
11,831
$
928
The tax effects of temporary differences related to deferred taxes shown on the Consolidated Balance Sheets are presented below:
September 30, 2021 December 31, 2020
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses
$
15,441
$
18,124
Lease incentive
522
564
Unrecognized loss on equity investment
1,483
-
Loan fees
3,145
3,178
Accrued expenses
2,022
2,128
Deferred compensation
2,244
2,474
State tax credit
1,536
2,621
Other
614
946
Total deferred tax asset
27,007
30,035
Deferred tax liability

Net unrealized gain on securities available-for-sale
(6,453)
(9,531)
FHLB stock basis
(969)
(1,209)
Premises and equipment
(2,739)
(2,881)
Other
(1,187)
(1,601)
Total deferred tax liability
(11,348)
(15,222)
Net deferred tax asset
$
15,659
$
14,813
Note 11:

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
Available-for-
Sale Securities
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
Level 2 Note 5:
Derivatives and
Hedging
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:
September 30, 2021
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
45,244
$
-
$
-
$
45,244
Equity security $
4,989
$
-
$
-
$
4,989
Foreclosed assets held-for-sale $
1,148
$
-
$
-
$
1,148
December 31, 2020
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
55,454
$
-
$
-
$
55,454
Foreclosed assets held-for-sale $
2,347
$
-
$
-
$
2,347
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

Notes to Consolidated Financial Statements (unaudited)

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
Equity securities
The Company’s equity investments without readily determinable fair values are held at cost and are adjusted for observable transactions during the reporting period or if the security is determined to be impaired. The estimated fair value of the equity security was determined based on the marketability of the investment. The equity investment is classified as Level 3 due to the infrequency of
the observable prices.
Foreclosed Assets Held-for-Sale
The fair value of foreclosed assets-held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2021 and December 31, 2020:
September 30, 2021
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount

7

% -
100
%
Collateral-dependent impaired loans
45,244
(
30
)%
Market comparable
transactions
Marketability
discount Equity security
4,989
(
55
)%
$
Market comparable
properties
Marketability
discount

Foreclosed assets held-for-sale
1,148
(
10
)%
December 31, 2020
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
1
% -
98
%
Collateral-dependent impaired loans
55,454
(
24
)%
$
Market comparable
properties
Marketability
discount
7
% -
10
%
Foreclosed assets held-for-sale
2,347
(
9
)%

Notes to Consolidated Financial Statements (unaudited)

The following tables present the estimated fair values of the Company’s financial instruments at September 30, 2021 and
December 31, 2020:
September 30, 2021
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3 Total
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
316,722
$
316,722
$
-
$
-
$
316,722
Available-for-sale securities
708,106
-
708,106
-
708,106
Loans, net of allowance for loan losses
4,168,965
-
-
4,154,406
4,154,406
Restricted equity securities
12,885
-
-
12,885
12,885
Interest receivable
15,928
-
15,928
-
15,928
Equity securities
7,521
-
2,224
5,297
7,521
Derivative assets
15,424
-
15,424
-
15,424
$
5,245,551
$
316,722
$
741,682
$
4,172,588
$
5,230,992
Financial Liabilities
Deposits $
4,436,597
$
960,999
$
-
$
3,504,449
$
4,465,448
Federal Home Loan Bank advances
276,600
-
285,876
-
285,876
Other borrowings
997
-
2,326
-
2,326
Interest payable
1,463
-
1,463
-
1,463
Derivative liabilities
15,628
-
15,628
-
15,628
$
4,731,285
$
960,999
$
305,293
$
3,504,449
$
4,770,741
December 31, 2020
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3 Total
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
408,810
$
408,810
$
-
$
-
$
408,810
Available-for-sale securities
654,588
-
654,588
-
654,588
Loans, net of allowance for loan losses
4,366,602
-
-
4,351,970
4,351,970
Restricted equity securities
15,543
-
-
15,543
15,543
Interest receivable
17,236
-
17,236
-
17,236
Equity securities
13,436
-
2,247
11,189
13,436
Derivative assets
24,094
-
24,094
-
24,094
$
5,500,309
$
408,810
$
698,165
$
4,378,702
$
5,485,677
Financial Liabilities
Deposits $
4,694,740
$
718,459
$
-
$
4,015,792
$
4,734,251
Federal funds purchased and repurchase agreements
2,306
-
2,306
-
2,306
Federal Home Loan Bank advances
293,100
-
309,020
-
309,020
Other borrowings
963
-
2,024
-
2,024
Interest payable
2,163
-
2,163
-
2,163
Derivative liabilities
24,454
-
24,454
-
24,454
$
5,017,726
$
718,459
$
339,967
$
4,015,792
$
5,074,218

Notes to Consolidated Financial Statements (unaudited)

Note 12:

Commitments and Credit Risk
Commitments
The Company had the following commitments at September 30, 2021 and December 31, 2020:
September 30, 2021 December 31, 2020
(Dollars in thousands)
Commitments to originate loans $
238,863
$
99,596
Standby letters of credit
50,669
48,607
Lines of credit
1,423,363
1,423,038
Total $
1,712,895
$
1,571,241
Note 13:

Legal and Regulatory Proceedings
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of
management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 14:

Subsequent Events
On October 18, 2021, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the repurchase program, the Company may repurchase Company common stock with up to $
30

million in value.

ITEM 2. MANAGEMENT’S DISCUSSION AND

ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS
OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in the Company’s

Annual Report on Form 10-K
for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the
“2020 Form 10-K”). Results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our plans, objectives, beliefs, expectations, representations and projections. See “Forward-Looking Information” which is incorporated herein by reference. Actual results could differ materially

from the anticipated results and other expectations expressed in our forward-
looking statements because of several factors, including but not limited to those discussed in Item 1A

– "Risk Factors" in the 2020 Form
10-K.
Unless we state otherwise or the context otherwise requires, references in the below section to “we,” “our,” “us,” “ourselves,”
“our company,” and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst
Bank” and the “Bank” refer to CrossFirst Bank, our wholly owned consolidated bank subsidiary.
Third Quarter 2021 Highlights
During the third quarter ended September 30, 2021, we accomplished the following:
● $5.4 billion of assets at period end with 162% net income growth compared to the third quarter of 2020;
●
Return on Average

Assets of 1.54% and a Return on Equity of 12.92%;
● Efficiency ratio of 59.06% for the third quarter of 2021, impacted by a $6.2 million unrealized loss on an equity security;
● Net Interest Margin (Fully Tax-Equivalent) of 3.20% compared to 3.12% in the previous quarter;
● Noninterest-bearing deposit growth of 27% from September 30, 2020 and accounted for 22% of total deposits at September
30, 2021; and
● Book value per share of $12.79 at September 30, 2021 compared to $11.84 at September 30, 2020.
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
Bank Operations
The Company implemented its business continuity procedures in March 2020 because of the COVID-19 pandemic. In

April
2021, substantially all employees returned to on-premises work and the Company is evaluating hybrid working opportunities. In addition, the Bank’s lobbies were re-opened to the public. No material interruptions to our business operations have occurred to date.
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

The Consolidated Appropriations

Act of 2021 allocated additional PPP funding. The second

round of PPP loans have similar
terms to the first round of PPP loans mentioned above, but typically mature in five years.

The PPP loans were available through May 5,
2021.

The following table summarizes the impact of the PPP loans on our financials:
As of or for the Three Months Ended As of or for the Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
(Dollars in thousands)
PPP Loan

Activity
Outstanding loan balance, beginning $ 197,084 $ 369,022 $ 292,230 $ -
Loan increases - 238 133,778 369,260
Loan payoffs (87,619) - (316,543) -
Outstanding loan balance, end $ 109,465 $ 369,260 $ 109,465 $ 369,260
PPP Loan Fee

Activity
Unearned fee balance, beginning $ 4,708 $ 7,885 $ 4,189 $ -
Unearned fees added - 16 5,062 9,946
Earned fees recognized (1,709) (1,127) (6,252) (3,172)
Unearned fee balance, end $ 2,999 $ 6,774 $ 2,999 $ 6,774
Loan Portfolio and Credit Quality
Credit quality metrics generally improved during the third quarter of 2021 as classified assets decreased $47 million and the ratio of nonperforming assets to total assets decreased to 0.92% from 1.09% in the previous quarter.

The improvement in credit metrics were
primarily driven by upgrades in COVID-19 impacted segments and the energy portfolio.

The COVID-19 pandemic impacted and may continue to impact our borrowers, which may result in additional charge-offs.
However, the Company’s key credit metrics have generally improved during 2021 and are expected to continue to improve should the
overall economy continue its current trajectory.

Performance Measures
As of or For the Quarter Ended As of or for the Nine Months Ended
September 30, June 30, March 31, December 31, September 30, September 30, September 30,
2021 2021 2021 2020 2020 2021 2020
(Dollars in thousands, except per share data)
Return on average assets
(1)
1.54% 1.10% 0.84% 0.58% 0.58% 1.16% 0.11%
Return on average equity (1) 12.92% 9.86% 7.80% 5.19% 5.19% 10.24% 0.98%
Earnings per share $ 0.41 $ 0.30 $ 0.23 $ 0.16 $ 0.15 $ 0.95 $ 0.09
Diluted earnings per share $ 0.41 $ 0.30 $ 0.23 $ 0.15 $ 0.15 $ 0.93 $ 0.09
Efficiency
(2)
59.06% 53.61% 50.41% 53.35% 53.03% 54.18% 59.44%
Ratio of equity to assets 12.08% 12.00% 10.48% 11.03% 11.22% 12.08% 11.22%
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

For the Quarter Ended For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2021 2021 2021 2020 2020 2021 2020
Yield on securities - tax-equivalent (1) 2.87% 2.93% 2.89% 2.96% 2.93% 2.90% 3.08%
Yield on loans 4.00 3.99 3.94 4.00 3.90 3.98 4.36
Yield on earning assets - tax-equivalent (1) 3.62 3.57 3.50 3.71 3.66 3.56 4.05
Cost of interest-bearing deposits 0.47 0.50 0.57 0.69 0.80 0.51 1.14
Cost of total deposits 0.38 0.41 0.48 0.58 0.67 0.42 0.96
Cost of FHLB and short-term borrowings 1.82 1.79 1.79 1.78 1.50 1.80 1.51
Cost of funds 0.46 0.49 0.56 0.65 0.75 0.50 1.01
Net interest margin - tax-equivalent (1) 3.20% 3.12% 3.00% 3.12% 2.98% 3.10% 3.13%
(1)

Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21%.

The following tables present, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates
paid:

For the Quarter Ended
September 30, 2021 September 30, 2020
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(4)
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 194,929
$
964
1.96%
$ 257,637
$
1,290
1.99%
Securities - tax-exempt
(1)
534,917 4,310
3.20
440,669 3,855
3.48
Interest-bearing deposits in other banks
313,188 121
0.15
166,423 47
0.11
Gross loans, net of unearned income
(2)(3)
4,230,553 42,664
4.00
4,477,211 43,929
3.90
Total interest-earning assets (1)
5,273,587
$
48,059
3.62%
5,341,940
$
49,121
3.66%
Allowance for loan losses
(75,103) (75,970)
Other non-interest-earning assets
210,500 220,282
Total assets
$ 5,408,984 $ 5,486,252
Interest-bearing liabilities
Transaction deposits
$ 510,823
$
259
0.20%
$ 460,420
$
260
0.22%
Savings and money market deposits
2,276,436 1,907
0.33
1,995,307 2,301
0.46
Time deposits
752,012 2,045
1.08
1,174,555 4,737
1.60
Total interest-bearing deposits
3,539,271 4,211
0.47
3,630,282 7,298
0.80
FHLB and short-term borrowings
278,154 1,275
1.82
479,475 1,803
1.50
Trust preferred securities, net of fair value adjustments
988 24 9.63 944 24 10.19
Non-interest-bearing deposits
909,750 -
-
714,337 -
-
Cost of funds
4,728,163
$
5,510
0.46%
4,825,038
$
9,125
0.75%
Other liabilities
36,106 47,304
Stockholders’ equity
644,715 613,910
Total liabilities and stockholders’

equity
$ 5,408,984 $ 5,486,252
Net interest income - tax-equivalent (1) $
42,549
$
39,996
Net interest spread - tax-equivalent (1) 3.16% 2.91%
Net interest margin - tax-equivalent (1) 3.20% 2.98%
(1)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)
Loans, net of unearned income include non-accrual loans of $48 million and $76 million as of September 30, 2021 and 2020, respectively.
(3)
Loan interest income includes loan fees of $4 million and $3 million for the quarter ended September 30, 2021 and 2020, respectively.
(4) Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

For the Nine Months Ended
September 30, 2021 September 30, 2020
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(4)
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 207,691
$
2,911
1.87%
$ 285,363
$
4,982
2.33%
Securities - tax-exempt (1)
507,986 12,596
3.32
443,506 11,807
3.56
Federal funds sold
- -
-
1,364 18
1.73
Interest-bearing deposits in other banks
390,588 359
0.12
170,316 566
0.44
Gross loans, net of unearned income (2)(3)
4,381,213 130,268
3.98
4,248,520 138,591
4.36
Total interest-earning assets
(1)
5,487,478
$
146,134
3.56%
5,149,069
$
155,964
4.05%
Allowance for loan losses (76,726) (64,896)
Other non-interest-earning assets 214,752 218,797
Total assets
$ 5,625,504 $ 5,302,970
Interest-bearing liabilities
Transaction deposits
$ 629,959
$
936
0.20%
$ 404,967
$
1,391
0.46%
Savings and money market deposits
2,360,559 6,402
0.36
1,938,669 11,689
0.81
Time deposits
863,592 7,451
1.15
1,178,632 16,895
1.91
Total interest-bearing deposits
3,854,110 14,789
0.51
3,522,268 29,975
1.14
FHLB and short-term borrowings
285,371 3,841
1.80
456,048 5,145
1.51
Trust preferred securities, net of fair value adjustments
976 72 9.80 933 82 11.81
Non-interest-bearing deposits
814,924 -
-
668,208 -
-
Cost of funds 4,955,381 $ 18,702 0.50% 4,647,457 $ 35,202 1.01%
Other liabilities 35,385 42,731
Stockholders’ equity 634,738 612,782
Total liabilities and stockholders’

equity
$ 5,625,504 $ 5,302,970
Net interest income - tax-equivalent (1) $
127,432
$
120,762
Net interest spread - tax-equivalent (1) 3.06% 3.04%
Net interest margin - tax-equivalent (1) 3.10% 3.13%
(1)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)
Loans, net of unearned income include non-accrual loans of $48 million and $76 million as of September 30, 2021 and 2020, respectively.
(3)
Loan interest income includes loan fees of $13 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively.
(4)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

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
change in volume).
For the Quarter Ended For the Nine Months Ended
September 30, 2021 over 2020 September 30, 2021 over 2020
Average Volume Yield/Rate Net Change
(2)
Average Volume Yield/Rate Net Change
(2)
(Dollars in thousands)
Interest Income
Securities - taxable $ (307) $ (19) $ (326) $ (1,200) $ (871) $ (2,071)
Securities - tax-exempt (1)
782 (327) 455 1,627 (838) 789
Federal funds sold - - - (18) - (18)
Interest-bearing deposits in other banks
51 23 74 390 (597) (207)
Gross loans, net of unearned income (2,403) 1,138 (1,265) 4,176 (12,499) (8,323)
Total interest income (1) $
(1,877)
$
815
$
(1,062)
$
4,975
$
(14,805)
$
(9,830)
Interest Expense
Transaction deposits $
26
$
(27)
$
(1)
$
555
$
(1,010)
$
(455)
Savings and money market deposits
304 (698) (394) 2,185 (7,472) (5,287)
Time deposits
(1,414) (1,278) (2,692) (3,795) (5,649) (9,444)
Total interest-bearing deposits
(1,084) (2,003) (3,087) (1,055) (14,131) (15,186)
FHLB and short-term borrowings
(863) 335 (528) (2,169) 865 (1,304)
Trust preferred securities, net of fair value adjustments
1 (1) - 4 (14) (10)
Total interest expense (1,946) (1,669) (3,615) (3,220) (13,280) (16,500)
Net interest income
(1)
$
69
$
2,484
$
2,553
$
8,195
$
(1,525)
$
6,670
(1)

Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)

The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Interest income -

Interest income declined for the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020. For the three-month period ended September 30, 2021 compared to the same period in 2020, the average loan balance declined $247 million or 6% resulting in lower interest income,

offset by higher yields on
loans, driven by a $907 thousand increase in loan fees that increased the current period loan yield 10 basis points compared to the same period in 2020. For the nine-month period
ended September 30, 2021, lower yields on earning assets were driven by a decline in the interest rate environment. This decline in asset yields was partially offset by year-over-year
loan growth and PPP loan income.
Interest expense

- Interest expense declined for the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020.

The cost of interest-bearing
deposits declined during the current periods due to strategic rate changes in our deposit products driven by the declining interest rate environment. For the three- and nine-month
periods ended September 30, 2021 compared to the same periods in 2020, the average volume for interest-bearing deposits declined primarily because of time deposit maturities and
current rates on time deposits.

Average FHLB and other borrowings declined for the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020, as the Company’s increase in cash offset the need to renew or increase these borrowings. The increase in the cost of FHLB borrowings was the result of short-term duration borrowings with lower
rates that matured in 2020 and were not renewed.
Net interest income

- Net interest income increased for the three- and nine-month periods ended September 30, 2021 compared to the same periods in

2020 driven by rate and
volume declines in interest-bearing liabilities. The Company anticipates net interest margin to remain stable or slightly decline during the fourth quarter of 2021 as time deposits continue to mature at higher rates, offset by lower yields on earning assets.
Impact of Transition Away from LIBOR
The Company had more than $1.4 billion in loans tied to LIBOR at September 30, 2021. Starting in October 2021, the Company began limiting loans originated using the
LIBOR index. For current borrowers, the Company is modifying loan document language to account for the transition away from LIBOR as loans renew or originate. The Company
plans to replace LIBOR-based loans with the Secured Overnight Financing Rate. The Company adopted

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
Non-Interest Income (Expense)
For the Quarter Ended
For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2021 2021 2021 2020 2020 2021 2020
(Dollars in thousands)
Total non-interest income (expense) $ (1,105) $ 5,825 $ 4,144 $ 2,949 $ 4,063 $ 8,864 $ 8,792
Non-interest income (expense) to average assets (1) (0.08) % 0.41% 0.29% 0.21% 0.29% 0.21% 0.22%
(1)
Interim periods annualized.

The components of non-interest income were as follows for the periods shown:
For the Quarter Ended For the Nine Months Ended
September 30,

September 30,

Change Change
2021 2020 $ % 2021 2020 $ %
(Dollars in thousands)
Service charges and fees on customer accounts $
1,196
$
792
$
404
51% $
3,330
$
1,947
$
1,383
71%
Realized gains on available-for-sale securities
1,046 1,012 34
3
1,043 1,725 (682)
(40)
Unrealized gains (losses), net on equity securities
(6,210) - (6,210)
-
(6,243) 53 (6,296)
(11,879)
Income from bank-owned life insurance
427 464 (37)
(8)
3,088 1,373 1,715
125
Swap fees and credit valuation adjustments, net
31 121 (90)
(74)
156 80 76
95
ATM and credit card interchange income
1,735 1,482 253
17
5,569 2,863 2,706
95
Other non-interest income
670 192 478
249
1,921 751 1,170
156
Total non-interest income (loss) $
(1,105)
$
4,063
$
(5,168)
(127) % $
8,864
$
8,792
$
72
1%
The changes in non-interest income were driven by the following:
Service charges and fees on customer accounts

- The increase for the three- and nine-month periods ended September 30, 2021 compared to the same corresponding periods in
2020 was driven by a decline in costs associated with our rebate program, including a reduction in the funded balance and reduction in rates used. In addition, customer growth and
an increase in transactions improved account analysis fees.

Realized gains on available-for-sale securities

- The increase for the three-month period ended September 30, 2021 compared to the same corresponding period in 2020 resulted
from the sale of $16 million in tax-exempt securities compared to $13 million of tax-exempt securities sold during the three-month period ended

September 30, 2020. The decline for
the nine-month period ended September 30, 2021 compared to the same corresponding period in 2020 was due to an additional $19 million of tax-exempt securities sold in 2020.
The sales were a strategic decision by management to capitalize on attractive market conditions and improve credit quality.
Unrealized gains (losses), net on equity securities

- During the quarter ended September 30, 2021, the Company recorded a $6 million unrealized loss related to an equity investment received as part of a modified loan agreement. The Company elected to account for this security at cost minus impairment, unless an orderly transaction for an identical or similar investment of the same issuer occurred that would result in an updated fair market value. Prior to the quarter ended September 30, 2021, the equity investment’s key
performance indicators were stable and no impairment indicators arose. During the three-month period ended September 30, 2021, significant adverse changes in market conditions
for the investment resulted in the impairment review. The Company anticipates the equity investment will be sold during the fourth quarter of 2021.
Income from bank-owned life insurance

- The increase for the nine-month period ended September 30, 2021 was due to the Company recognizing $2 million in tax-free death
benefits from a bank-owned life insurance policy during the second quarter of 2021 compared to $0 of such proceeds for the nine-month period ended

September 30, 2020.
Swap Fee and Credit Valuation Adjustments,

Net

- This category includes swap fees from the execution of new swaps and the credit valuation adjustment (“CVA”). Swap fees on new swaps depend on the size and term of the underlying asset. During the three- and nine-month periods ended

September 30, 2021, no new swaps were executed compared to one and three new swaps for the three- and nine-month periods ended September 30, 2020, respectively. The low volume of new swaps was due to management's loan and pricing
strategy and lower long-term interest rates.

ATM and Credit Card Interchange Income

- The increase in ATM and credit card

interchange income for the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020 was primarily the result of customers that mobilized their workforce directly impacted by the COVID-19 pandemic.

The Company saw a $229 thousand
increase for the three-month period ended September 30, 2021 compared to the prior three-month period ended June 30, 2021 as COVID-19 cases increased.

The Company
anticipates the credit card activity and related income will continue to fluctuate in connection with changes in COVID-19 cases and the related vaccine rollout.
Other non-interest income

- The increase in other non-interest income for the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020 was
related to $305 thousand and $183 thousand in state employment incentives received in the third and second quarter of 2021, respectively. We expect to receive the incentives quarterly going forward for three years, but at significantly lower amounts. The Company also saw a $367 thousand increase in letter of credit and foreign exchange fees for the nine-
month period ended September 30, 2021 compared to the corresponding period in 2020.
Non-Interest Expense
For the Quarter Ended
For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2021 2021 2021 2020 2020 2021 2020 (1)
(Dollars in thousands)
Total non-interest expense $
24,036
$
25,813
$
22,818
$
23,732
$
23,011
$
72,667
$
76,244
Non-interest expense to average assets (2) 1.76% 1.82% 1.60% 1.71% 1.67% 1.73% 1.92%
(1)

Total non-interest expense includes $7 million related to goodwill impairment.
(2)

Interim periods annualized.
The components of non-interest expense were as follows for the periods indicated:
For the Quarter Ended For the Nine Months Ended
September 30,

September 30,

Change Change
2021 2020 $ % 2021 2020 $ %
(Dollars in thousands)
Salary and employee benefits $
15,399
$
14,628
$
771
5% $
44,612
$
43,022
$
1,590
4%
Occupancy
2,416 2,144 272
13
7,307 6,274 1,033
16
Professional fees
618 1,132 (514)
(45)
2,538 3,098 (560)
(18)
Deposit insurance premiums
927 1,096 (169)
(15)
2,995 3,151 (156)
(5)
Data processing
700 652 48
7
2,136 2,065 71
3
Advertising
596 147 449
305
1,334 870 464
53
Software and communication
999 959 40
4
3,098 2,772 326
12
Foreclosed assets, net
(35) 20 (55)
(275)
680 1,174 (494)
(42)
Goodwill impairment
- - -
-
- 7,397 (7,397)
(100)
Other non-interest expense
2,416 2,233 183
8
7,967 6,421 1,546
24
Total non-interest expense $
24,036
$
23,011
$
1,025
4% $
72,667
$
76,244
$
(3,577)
(5) %
The changes in non-interest expense were driven by the following:

Salary and Employee Benefits

- Salary and employee benefit costs increased for the three- and nine-month periods ended September 30, 2021 compared to the same periods in
2020 primarily due to an increase in anticipated payouts for performance-based awards that resulted from improved earnings and asset quality metrics, partially offset by changes in
employee headcount. During the nine-month period ended September 30, 2021, the Company recognized $719 thousand in costs due to accelerated vesting of stock-based awards
and the annual incentive award of a former employee.
Occupancy

- Occupancy costs increased for the three- and nine-month periods ended September 30, 2021 compared to the same periods in

2020 primarily due to our new locations
in the rapidly growing Frisco, Texas market and Phoenix,

Arizona market and our more prominent location on the Country Club Plaza, in Kansas City, Missouri.

Professional Fees

- Professional fees declined for the three- and nine-month periods ended September 30, 2021 compared to the same corresponding periods in 2020 primarily from
a reduction in legal fees related to PPP loan originations and loan workouts.
Deposit Insurance Premiums

- The FDIC uses a risk-based premium system to calculate quarterly fees. Our costs fluctuate because of changes in asset growth, changes in asset
quality and changes in capital ratios.
Advertising

- The increase in advertising costs was driven by increased in-person events for the three- and nine-month periods ended September 30, 2021 compared to the same
periods in 2020 because of COVID-19 pandemic restrictions being lifted.
Software and Communication

- Software and communication costs increased for the three- and nine-month periods ended September 30, 2021 compared to the same periods in
2020 primarily due to our continued strategy to invest in technologies that allow us to cover beginning-to-end loan originations, provide customers with a suite of online tools and
analyze operational trends. In addition to the growing number of technologies implemented, a portion of costs increased because of our growth.
Foreclosed Assets, net

- During the three-month period ended September 30, 2021, the Company sold a commercial use facility foreclosed upon in 2020 and raw land acquired in
2019. The facility was previously written down by $630 thousand during the three-month period ended

June 30, 2021. The value of industrial facilities and raw land foreclosed upon in 2019 was reduced by $1 million during the nine-month period ended September 30, 2020.
Goodwill Impairment

- The Company performed an interim review for goodwill impairment in 2020.

A quantitative review was performed on the Tulsa market

reporting unit and
resulted in a $7 million impairment.
Other Non-interest Expense
- Other non-interest expense increased for the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020
primarily due to a $43 thousand and $1 million increase in commercial card costs, respectively, as a result of our growing customer base and increased use as a result of the COVID-
19 pandemic. In addition, insured cash sweep (“ICS”) deposits increased in 2021 from 2020, which drove related fees higher.
Income Taxes
For the Quarter Ended
For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2021 2021 2021 2020 2020 2021 2020
(Dollars in thousands)
Income tax expense $
5,660
$
3,263
$
2,908
$
1,785
$
1,498
$
11,831
$
928
Income before income taxes
26,660 18,840 14,943 9,879 9,504 60,443 5,435
Effective tax rate 21% 17% 19% 18% 16% 20% 17%

Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, including
bank-owned life insurance and tax-exempt municipal securities; state tax credits; and permanent tax differences from goodwill impairment and equity-based compensation. During
the three-month period ended September 30, 2021, the Company’s effective tax rate was impacted by improved net income before taxes of $8 million or 42% while tax-exempt
income declined $2 million or 31%. During the three-month period ended June 30, 2021, the Company benefited from

$2 million in bank owned life insurance settlement benefits
that reduced income taxes by $387 thousand and reduced the effective tax rate by approximately 2%. We anticipate the Company’s effective tax rate to remain within the 19% to
21% range in the near term. Refer to “Note 10: Income Tax” within the Notes to the Unaudited Financial Statements for more information.

Analysis of Financial Condition
Securities Portfolio
The securities portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity.

The objective of the investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity, and meet pledging and regulatory capital requirements.

As of September 30, 2021, available-for-sale investments totaled $708 million, an increase of $54 million from December 31, 2020. For additional information, see “Note 3: Securities” in the Notes to the Unaudited Consolidated Financial

Statements.

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)”

within the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the Company’s loan portfolio. As of September 30, 2021, gross loans declined

$209 million or 5% from December 31, 2020 and was driven by the following:
Commercial

- The $33 million or 2% decline in commercial loans was driven by $12 million of charge-offs taken, an increase in paydowns and

$28 million of loans sold to a third-
party.
Energy

- Our energy portfolio decreased $49 million or 14% from December 31, 2020 to September 30, 2021 primarily due to paydowns on outstanding lines of credit.

Commercial Real Estate and Construction and Land Development

- The $109 million or 6% increase was driven by strong originations and customer drawdowns on lines of credit primarily for commercial projects.
Residential and Multifamily Real Estate

- The $60 million or 9% decline was driven by payoffs of several, larger credit facilities.
PPP

- PPP loans decreased $183 million or 63% from December 31, 2020 to September 30, 2021. PPP loan activity is detailed in the
“Third Quarter 2021 Highlights”

section within
Management’s Discussion and Analysis. The

loans are guaranteed by the SBA, earn interest at 1.00%, and include a fee. The PPP loans will decline as the SBA forgives the loans
and provides repayment to the Bank.
The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:

As of September 30, 2021
Due in One Year or Less
Due after One Year through
Five Years
Due after Five Years through
Fifteen Years Due after Fifteen Years
Fixed Rate Adjustable Rate Fixed Rate Adjustable Rate Fixed Rate Adjustable Rate Fixed Rate Adjustable Rate Total
(Dollars in thousands)
Commercial $ 60,715 $ 282,092 $ 254,938 $ 604,032 $ 15,924 $ 87,835 $ - $ - $ 1,305,536
Energy 123 79,516 10,232 206,494 - - - - 296,365
Commercial real estate 100,854 106,795 326,161 404,293 85,820 235,222 - 7,549 1,266,694
Construction and land
development
6,944 66,893 35,954 411,689 5,242 27,522 4,163 26,727 585,134
Residential and multifamily real
estate
23,401 61,161 73,950 112,716 100,496 8,667 22 240,464 620,877
PPP 11,643 - 97,822 - - - - - 109,465
Consumer 19,546 11,116 2,623 5,478 - 20,997 - 2,353 62,113
Gross loans $
223,226
$
607,573
$
801,680
$
1,744,702
$
207,482
$
380,243
$
4,185
$
277,093
$
4,246,184

Provision and Allowance for Loan Losses (“ALLL”)
For the Quarter Ended
For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2021 2021 2021 2020 2020 2021 2020
(Dollars in thousands)
Provision for loan losses $
(10,000)
$
3,500
$
7,500
$
10,875
$
10,875
$
1,000
$
45,825
Allowance for loan losses
64,152 75,493 74,551 75,295 76,035 64,152 76,035
Net charge-offs $
1,341
$
2,558
$
8,244
$
11,615
$
6,025
$
12,143
$
26,686

Refer to “Note 4: Loans and Allowance for Loan Losses (“ALLL”)”

within the Notes to the Unaudited Consolidated Financial Statements for information regarding the
Company’s ALLL

process. The ALLL

at September 30, 2021 represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date.

The allocation in one
portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for loan losses as of the dates indicated:

September 30, 2021 December 31, 2020
Amount
Percent of
Allowance to Total
Allowance
Percent of Loan
Type to Total Loans Amount
Percent of
Allowance to Total
Allowance
Percent of Loan
Type to Total Loans
(Dollars in thousands)
Commercial $
23,921
37% 31% $
24,693
33% 30
%
Energy
12,548
20 7
18,341
24 8
Commercial real estate
18,945
30 30
22,354
29 26
Construction and land development
3,191
5 14
3,612
5 13
Residential and multifamily real estate
5,270
8 15
5,842
8 15
PPP
-
- 2
- -
7
Consumer
277
- 1
453
1 1
Gross loans $
64,152
100% 100% $
75,295
100% 100%
A discussion of the changes in the

ALLL is provided below:
Charge-offs and Recoveries:
During the three months ended September 30, 2021, charge-offs primarily related to one commercial loan and one energy loan. The energy charge-off related to the sale of
collateral from a borrower that filed for bankruptcy in a previous year.

Approximately $2 million remains on the energy loan at September 30, 2021. Recoveries totaled $234 thousand for the three months ended September 30, 2021 primarily from a commercial loan that was previously charged-off in 2020. During the three months ended June 30, 2021, charge-offs primarily related to a commercial borrower. During the three months ended March 31, 2021, charge-offs primarily related to two commercial borrowers that were unable
to support their debt obligations.

During the three months ended September 30, 2020, the Company charged-off $6 million related to a commercial loan as part of a restructuring plan. The majority of the
charge-off was not previously reserved for resulting in an increase to the quarterly provision. For the three months ended June 30, 2020, the Company charged-off one energy loan
that was classified for several years and accounted for most net charge-offs. For the three months ended March 31, 2020, net charge-offs included an $18 million charge-off related to
a previously disclosed non-performing, commercial loan. The commercial loan had a specific reserve associated with it as of December 31, 2019, resulting in a limited impact to the first quarter 2020 provision. In addition, the Company charged off $1 million related to one oil exploration and production credit.
The below table provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:

For the Quarter Ended For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2021 2021 2021 2020 2020 2021 2020
Commercial
0.27% 0.84% 2.47% 2.07% 1.72% 1.23% 2.06%
Energy
0.64 - - 3.16 - 0.20 0.74
Commercial real estate
- - - 0.53 - - -
Construction and land development
- - - - - - -
Residential and multifamily real estate
- - - (0.02) 0.18 - 0.12
PPP
- - - - - - -
Consumer
(0.02) (0.03) - - (0.09) (0.02) 0.27
Total net charge-offs to average loans
0.13% 0.23% 0.74% 1.03% 0.54% 0.37% 0.84%
(1)

Interim periods annualized.
Impact of Risk Rating and Loan Balance Changes:
The Company upgraded approximately $109 million and $239 million of loans during the three-month and nine-month periods ended September 30, 2021, respectively,

and
downgraded $73 million and $137 million during the same, respective periods. Risk rating changes resulted in a $2 million and $5 million reduction in the required reserve for the
three- and nine-month periods ended September 30, 2021, respectively.
Changes in loan balances, including payoffs and originations, reduced the required reserve by $8 million between December 31, 2020 and September 30, 2021.
Changes in the quantitative and qualitative factors on pass rated loans increased the allowance by approximately $600 thousand between

December 31, 2020 and September
30, 2021. The increase was driven by the commercial loan portfolio that had elevated charge-offs over the past five quarters.

The charge-offs impacted the commercial loan historical
loss factor that resulted in a $2 million increase to the required reserve during the nine months ended September 30, 2021.
The Company downgraded approximately $833 million of loans between December 31, 2019 and September 30, 2020, including $731 million in the second quarter of 2020,
representing 17% of the June 30, 2020 loan portfolio. Downgrades primarily resulted from the COVID-19 pandemic, lower economic activity, and lower oil and gas prices. The
energy, commercial and commercial real estate portfolios were significantly impacted.

Impaired Loans and Other Factors:
Impaired loans declined $27 million between December 31, 2020 and September 30, 2021, driven by $19 million of loans upgraded, including an $8 million loan upgraded
due to an increase in capital, and a $10 million decline as a result of payments made by several borrowers offset by approximately $9 million of loans impaired during the nine
months ended September 30, 2021. The remainder of the change related to loan paydowns and charge-offs.

The reduction in impaired loans and related reserve reduced the

ALLL by
$2 million.
For the nine-month period ended September 30, 2020, the impaired loan portfolio increased the

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

and (iv) impaired
debt securities.
Nonaccrual loans declined $7 million during the quarter ended September 30, 2021 primarily due to $1.6 million in charge-offs related to nonaccrual loans, $3 million placed
back on accrual and paydowns on several loans, offset by a few commercial loans placed on nonaccrual.
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
During 2020, nonaccrual loans increased primarily from energy loans, impacted by low oil and natural gas prices, that did not meet the criteria to be modified under the
CARES Act, several loans impacted by the COVID-19 pandemic and a commercial loan participation that was restructured in the fourth quarter of 2020.

Foreclosed assets held-for-sale declined $570 thousand during the three-month period ended September 30, 2021 due to the sale of land and commercial real estate. During the
three-month period ended June 30, 2021, the Company had previously recorded a $630 thousand write-down on this commercial property.
The table below summarizes our nonperforming assets and related ratios as of the dates indicated:

For the Quarter Ended
September 30,

June 30,

March 31,

December 31,

September 30,

2021 2021 2021 2020 2020
(Dollars in thousands)
Nonaccrual loans $
48,147
$
54,652
$
63,319
$
75,051
$
75,560
Loans past due 90 days or more and still accruing
342 1,776 3,183 1,024 4,324
Total nonperforming loans 48,489 56,428 66,502 76,075 79,884
Foreclosed assets held for sale 1,148 1,718 2,347 2,347 2,349
Total nonperforming assets $
49,637
$
58,146
$
68,849
$
78,422
$
82,233
ALLL to total loans 1.51% 1.78% 1.65% 1.70% 1.70%
ALLL to nonaccrual loans 133.24 138.14 117.74 100.33 100.63
ALLL to nonperforming loans 132.30 133.79 112.10 98.98 95.18
Nonaccrual loans to total loans 1.13 1.29 1.40 1.69 1.68
Nonperforming loans to total loans 1.15 1.33 1.48 1.71 1.78
Nonperforming assets to total assets 0.92% 1.09% 1.15% 1.39% 1.49%

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
September 30,

June 30,

March 31,

December 31,

September 30,

2021 2021 2021 2020 2020
(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due $
3,072
$
18,758
$
10,583
$
10,137
$
15,324
60 - 89 days past due
34,528 10 403 7,941 30,027
Total 30 - 89 days past due $
37,600
$
18,768
$
10,986
$
18,078
$
45,351
Loans 30 - 89 days past due / gross loans 0.89% 0.44% 0.24% 0.41% 1.01%
Classified Loans
Substandard - performing $
75,999
$
116,078
$
205,560
$
211,008
$
224,352
Substandard - nonperforming 45,063 49,300 57,967 70,734 67,765
Doubtful
3,084 5,352 5,352 4,315 7,794
Loss - - - - -
Total classified loans
124,146 170,730 268,879 286,057 299,911
Foreclosed assets held for sale
1,148 1,718 2,347 2,347 2,349
Total classified assets $
125,294
$
172,448
$
271,226
$
288,404
$
302,260
Classified loans / (total capital + ALLL) 17.3% 24.0% 38.2% 40.9% 43.2%
Classified assets / (total capital + ALLL) 17.5% 24.2% 38.6% 41.2% 43.6%
The Company’s classified assets as of September 30, 2021 declined $47 million since June 30, 2021. The decline was driven by $25 million in energy loans upgraded and $2
million in energy paydowns because of improved oil prices. In addition, $18 million of commercial and commercial real estate loans were upgraded due to improved market
conditions.
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
The Company's classified assets as of March 31, 2021 decreased $17 million from December 31, 2020. The decline was driven by $30 million of commercial and commercial
real estate loans upgraded due to improvements in the borrowers’

capital structure and $8 million in paydowns from classified loans, offset by an increase of approximately $21 million in downgraded loans, primarily from our energy and commercial loan portfolio.

Deposits and Other Borrowings
The following table sets forth the maturity of time deposits as of September 30, 2021:
As of September 30, 2021
Three Months or Less Three to Six Months Six to Twelve Months After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $ 61,242 $ 76,399 $ 87,670 $ 29,146 $ 254,457
Time deposits below FDIC insurance limit 121,859 107,007 132,187 85,611 446,664
Total $
183,101
$
183,406
$
219,857
$
114,757
$
701,121
At September 30, 2021, our deposits totaled $4 billion, a decrease of $258 million or 5% from December 31, 2020. Of this decrease, $158 million were money market, NOW and savings deposits and $342 million were time deposits. Declines were offset by a $243 million increase in non-interest bearing deposits. The decline in money market, NOW and savings deposits was driven by required payments from our customers to the Internal Revenue Service and interest rate competition. The decrease in time deposits resulted from maturities and the low interest rate environment.
Other borrowings include FHLB advances, repurchase agreements and our trust preferred security. At September 30, 2021, other borrowings totaled $278 million, a $19 million or 6% decrease from December 31, 2020. The decline was driven by borrowings that matured and were not replaced during the nine months ended September 30,

2021 due to
increased Company liquidity.
As of September 30, 2021, the Company had approximately $190 million of deposits with one customer relationship. The Company evaluated the deposit concentration and
determined that a significant reduction to these deposits would not adversely impact the Company as sufficient liquidity is accessible and at favorable rates.
As of September 30, 2021, the Company had approximately $2.5 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory requirements. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.

Liquidity
The Company’s liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of its clients while attempting to achieve adequate
earnings for its stockholders. The liquidity position is monitored continuously by the Company’s finance department. Liquidity resources can be derived from two sources: (i) on-
balance sheet liquidity resources, which represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third-party
sources. Our on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates indicated:
September 30, 2021 December 31, 2020
(Dollars in thousands)
Total on-balance sheet liquidity $
1,027,051
$
1,046,110
Total off-balance sheet liquidity
715,089 756,325
Total liquidity $
1,742,140
$
1,802,435
On-balance sheet liquidity as a percent of assets 19% 19%
Total liquidity as a percent of assets 32% 32%
The Company believes that its current liquidity will be sufficient to meet anticipated cash requirements for the next 12 months.
Subsequent to September 30, 2021, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $30 million of
common stock over time. The actual timing, number and value of shares of common stock repurchased under the stock repurchase program will be determined by management at its
discretion and will depend on a number of factors, including, but not limited to, the market price of the Company's common stock, general market and economic conditions, and applicable legal requirements. Stock repurchases under the program may be modified, suspended or terminated by the Company at any time without prior notice. Under the stock
repurchase program, the Company may repurchase its common stock in the open market, through block trades, in privately negotiated transactions,

pursuant to a trading plan
separately adopted in the future, or by other means, in accordance with federal securities laws and other applicable laws.

Contractual Obligations
In the first quarter of 2021, the Company entered into an agreement with a third-party, venture capital firm. The

Company invested $308 thousand during the nine months
ended September 30, 2021 and will invest up to $3 million into the venture capital fund. The fund was designed to invest in companies that find solutions for community banks and
help accelerate technology adoption for community banks.
Refer to “Note 6: Time Deposits and Borrowings” within the Notes to the Unaudited Consolidated Financial

Statements for our significant contractual cash obligations to third parties. In addition, the Company has various lease agreements with approximately $30 million of future minimum lease payments at September

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

Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements for additional information. Management believes that as of September 30, 2021, the Company
and the Bank met all capital adequacy requirements to which they are subject.
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

As of September 30, 2021, the
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
September 30, 2021 September 30, 2020
Change in Interest
Rate (Basis Points)
Percent change in net
interest income
Percent change in fair
value of equity
Percent change in net
interest income
Percent change in fair
value of equity
+300
6.4% (8.9) % 1.2% (7.2) %
+200
3.6 (5.7) 1.0 (3.2)
+100
1.1 (3.0) 0.3 (0.8)
Base
-
%
-
%
-
%
-
%
-100
NA (1) NA (1) NA (1) NA (1)
-200
NA (1) NA (1) NA (1) NA (1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
Hypothetical Change in Interest Rate - Rate Ramp
September 30, 2021 September 30, 2020
Change in Interest Rate

(Basis Points)
Percent change in net interest
income
Percent change in net interest
income
+300 2.5% 1.3%
+200 1.2 0.8
+100 0.2 0.3
Base - % - %
-100 NA (1) NA (1)
-200 NA (1) NA (1)
(1)

The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.

The Company’s position is slightly asset sensitive as of September 30, 2021. During the three-month period ended September 30,
2021, $88 million in PPP loans were paid off and was the main driver of the change in asset sensitivity to the prior quarter. The
hypothetical change in net interest income as of September 30, 2021 in an up 100 basis point shock is mainly due to floors on variable rate loans that limit interest income growth as rates start to rise. In addition, the Company reduced wholesale deposits and time deposits
to lower interest rate sensitivity in the current low-rate environment.

As a result, our interest-bearing liabilities reprice at a similar speed as our earning assets in an up 100 basis point rate environment. The FMC has several options available, including an increase in fixed-
rate deposits and using on balance sheet derivatives, that could reduce the short-term, negative impact of a rising interest rate environment. The Company anticipates the use of cash flow hedges in the near term to manage rate sensitivity.

Approximately 66% of
the Company’s earning assets reprice or mature over the next 12 months.
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

Act”)) as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect,
the Company’s internal control over financial reporting.

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
None.

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
10.1*†
Employment Agreement with Benjamin R. Clouse, dated July 12, 2021
31.1*
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
CrossFirst Bankshares Inc.
November 2, 2021 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and Principal Accounting

Officer)