Form 10-K
period 2021-12-31
CROSSFIRST BANKSHARES, INC.
filed 2022-02-28
CIK 1458412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2021

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes

-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐

No
☒
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $
643,860,140

(based on the June 30, 2021, closing price
of CrossFirst Bankshares, Inc. Common Shares of $13.75 as reported on the NASDAQ Global Select Market).
As of February 25, 2022, the registrant had
50,209,009

shares of common stock, par value $0.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to its 202

2

annual meeting of stockholders, which will be filed with the
Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-
looking statements, including, but not limited to, the following:
• risks associated with the current outbreak of the novel coronavirus, or COVID-19;
• our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable
mergers and acquisitions and integrating merged and acquired companies;
• business and economic conditions, particularly those affecting our market areas in Kansas, Missouri, Oklahoma, Texas and
Arizona, including a decrease in or the volatility of oil and gas prices or agricultural commodity prices within the region;
• the geographic concentration of our markets in Kansas, Missouri, Oklahoma, Texas and Arizona;
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
• changes in the anticipated rate hikes by the Federal Open Market Committee;
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

• risks associated with our common stock; and
• those factors set forth below under the heading "Part I, Item 1A. Risk Factors," in this Annual Report on Form 10-K

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

CrossFirst Bankshares, Inc.
2021 Form 10-K Annual Report

Part
Item
Number Section
Page
Number
I
1
Business
5
1A
Risk Factors
16
1B
Unresolved Staff Comments
28
2
Properties
29
3
Legal Proceedings
29
4
Mine Safety Disclosures
29
Information About Our Executive Officers
29
II
5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
30
6 [Reserved]
7
Management’s Discussion and Analysis of Financial Condition and Results of Operations
32
7A
Quantitative and Qualitative Disclosures about Market Risk
67
8
Financial Statements and Supplementary Data
68
Report of BKD, LLP Independent Registered Public Accounting Firm
69
Consolidated Financial Statements and Related Notes
Consolidated Balance Sheets
70
Consolidated Statements of Income
71
Consolidated Statements of Comprehensive Income
72
Consolidated Statements of Stockholders’ Equity
73
Consolidated Statements of Cash Flows
74
Notes to Consolidated Financial Statements
76
9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
127
9A
Control and Procedures
127
9B
Other Information
127
9C

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
127
III
10
Directors, Executive Officers and Corporate Governance
127
11
Executive Compensation
128
12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
128
13
Certain Relationships and Related Party Transactions and Director Independence
129
14
Principal Accountant Fees and Services
129
IV
15
Exhibits and Financial Statement Schedules
129
(a) (1) Financial Statements - See listing in Item 8 above
(a) (2) Financial Statement Schedules - None required
(a) (3) Exhibits
16
Form 10-K Summary
131
Signatures
132

Part I
ITEM 1.

BUSINESS
Our Company
CrossFirst Bankshares, Inc., a Kansas corporation and registered bank holding company (the “Company”), is the holding company for
CrossFirst Bank (the “Bank”). The Company was initially formed as a limited liability company, CrossFirst Holdings, LLC, on September 1,
2008,

to become the holding company for the Bank and converted to a corporation in 2017. The Bank was established as a Kansas state-
chartered bank in 2007 and provides a full suite of financial services to businesses, business owners, professionals, and their personal
networks through our eight offices located in Kansas, Missouri, Oklahoma, Texas

,

and Arizona.
Unless we state otherwise or the context otherwise requires, references in the below section to “we,” “our,” “us,” “ourselves,” “our company,” and the “Company” refer to CrossFirst Bankshares, Inc.,

a Kansas corporation, its predecessors and its consolidated subsidiaries.
References to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, a Kansas chartered bank and our wholly owned consolidated
subsidiary.
Since opening our first branch in 2007, we have grown organically primarily by establishing eight branches, attracting new clients and
expanding our relationships with existing clients, as well as through two strategic acquisitions.

Since inception, our strategy has been to
build the most trusted bank serving our markets, which we believe has driven value for our shareholders.

We are committed to a culture of
serving our clients and communities in extraordinary ways by providing personalized, relationship-based banking. We believe that success is achieved through establishing and growing the trust of our clients, employees,

shareholders,

and communities. We remain focused on growth
and are equally focused on building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:
•

Continue organic growth;
•

Selectively pursue opportunities to expand through acquisitions or new market development;
•

Improve financial performance;
•

Attract, retain and develop talent;
•

Maintain a branch-lite business model with strategically placed locations; and
•

Leverage technology to enhance the client experience and improve profitability.
Developments during the Fiscal Year ended December

31, 2021
As a result of the COVID-19 pandemic, the Paycheck Protection Program (“PPP”)

was established by the Coronavirus Aid, Relief,
and Economic Security (“CARES”) Act and authorized forgivable loans to small businesses. The Consolidated Appropriations Act of 2021 allocated an additional $284 billion in PPP funding that started in January of 2021. The Company provided an additional $134 million in PPP
funding during 2021. These PPP loans earn interest at 1%, include fees between 1% and 5%, and typically mature in five years. Additional
information related to the COVID-19 pandemic impact can be found in the “COVID-19 Pandemic Impact” section within Management’s
Discussion and Analysis.

The Company implemented its business continuity procedures in March

2020 that included having employees work from home or on
a rotation basis and meet with customers by appointment only. In April of 2021, substantially all employees returned to on-premises work
and the bank lobbies were re-opened to the public.
In January of 2021, the Company hired Jana Merfen to lead our enterprise technology strategies and services for the Bank. During the
year ended December 31, 2021, the Company continued to strengthen its technology strategy to enhance the digital experience for clients.

In April of 2021, the Company became a limited partner in a $150 million venture capital investment fund designed to help accelerate
technology adoption at community banks. The Company committed to a total investment of $3 million. The investment fund will help
community banks find solutions that make them more competitive and cost-efficient by identifying and investing in companies that solve problems the community banks face.

During the second quarter of 2021, Benjamin R. Clouse was named as the Company’s Chief Financial Officer effective, July 12, 2021, to succeed David O’Toole.

In June of 2021, the Company announced that it was expanding its footprint with the opening of a branch in Phoenix, Arizona.

The Company completed its $20 million share repurchase program in June of 2021. A total of 1,573,806 common shares were
repurchased at an average per share price of $12.68.
In July of 2021, Jay Shadwick notified the Company of his decision to retire from the Company’s Board of Directors.
In October of 2021, the Company announced a new share repurchase program under which we may repurchase up to $30 million of
Company common stock. As of December 31, 2021, the Company had repurchased 566,164 common shares at an average per share price of
$14.75.
In December of 2021, the Company executed a contract to partner with

Q2 to begin the implementation phase of providing a unified
digital platform for clients across all channels. The Q2 platform provides a responsive design with features and functionality parity between
online and mobile banking and gives the Company the ability to enhance our digital client experience with additional revenue generating opportunities.

The Company is also in the process of transitioning our credit card services program in house, which will eliminate our utilization of a
third-party service provider. We anticipate the transition to be completed in 2022.
Products and Services
The Bank operates as a regional bank providing a broad offering of deposit and lending products to commercial and consumer clients.
The Bank’s branches are in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri;

(iv) Oklahoma City, Oklahoma; (v) Tulsa,
Oklahoma; (vi) Dallas, Texas; (vii) Frisco, Texas,

and (viii) Phoenix, Arizona. We focus mainly on delivering products and services to small and middle market commercial businesses and affluent consumers.

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
Human Capital Resources
Employee Profile
As of December

31, 2021, the Company had 360 full-time equivalent employees in locations across the states of Kansas, Missouri,
Oklahoma, Texas and Arizona. As of December 31, 2021, approximately 59% of our current workforce is female, 41% male.
Compensation and Benefits Program
As part of our compensation philosophy, the Company offers and maintains competitive total rewards programs to attract and retain
superior talent throughout our market footprint. In addition to competitive base pay, additional programs include annual bonus opportunities, long-term incentive opportunities, a Company augmented Employee Stock Ownership

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
Community Involvement
We build strong relationships within the communities we serve and support the passions of our employees. We encourage our
employees to volunteer their time and talent by serving on boards and supporting the communities where they live and work.

We understand that helping our employees devote their energies to causes that matter to them, to their communities and to those
individuals who are most in need makes a broader impact.

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

We focus on giving back to the communities we serve and providing opportunities to our employees to share in that effort.

At the
same time, we recognize that participating in these activities enriches all our lives.
Health and Safety
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health,
safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health
and welfare programs. This includes offering benefits to support their physical and mental well-being; providing tools and resources to help improve or maintain their health status; and offering choices where possible for employees to customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, the

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
Talent Development
We prioritize and invest in creating opportunities to help our employees grow and build their careers through a variety of training and
development programs. These include online, classroom and on-the-job learning formats paired with an individualized development
approach.

A core tenet of our talent system is to both develop talent from within and supplement with external candidates. This approach has
yielded loyalty and commitment in our employee base which benefits our business,

our products, and our clients.

In 2021, over 19% of our
current employees were promoted into roles with increased responsibilities. The addition of new employees and external ideas supports our
culture of continuous improvement and a diverse and inclusive workforce.

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

Commission (“SEC”) and state securities authorities and Anti-
Money Laundering (“AML”) laws enforced by the U.S. Department of the Treasury also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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

2010 framework for strengthening
international capital standards and certain provisions of the Dodd

-Frank Act.
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

As of December 31, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage
requirements under the Basel III Capital Rules.

Prompt Corrective Action
The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository
institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers:
“well-capitalized,” “adequately-capitalized,” “under-capitalized,”

“significantly under-capitalized,” and “critically under-capitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. In order to be a “well-
capitalized” depository institution, a bank must maintain a CET1 risk-based capital ratio of 6.5% or more, a tier 1 risk-based capital ratio of
8% or more, a total risk-based capital ratio of 10% or more and a leverage ratio of

5% or more (and is not subject to any order or written
directive specifying any higher capital ratio). At each successively lower capital category, a bank is subject to increased restrictions on its
operations.

As of December 31, 2021, the Bank met the requirements for being deemed

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
Acquisitions, Activities and

Change in Control
The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or a bank
holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all the assets of any additional bank or bank holding company.

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
Other Regulation
As a company whose stock is publicly traded, the Company is subject to various federal and state securities laws, including the
Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the
Sarbanes-Oxley Act of 2002, and the Company files periodic reports with the Securities and Exchange Commission. In addition,

because the
Company’s common stock is listed with The Nasdaq Stock Market LLC, the Company is subject to the listing rules of that exchange.
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
Brokered Deposit and Deposit Rate Restrictions
In December of 2020, the FDIC finalized revisions to its regulations relating to brokered deposits and interest rate restrictions that
apply to less than well-capitalized insured depository institutions. The final rule became effective April 1, 2021 and full compliance with the
revised brokered deposit regulation was extended to January 1, 2022.

Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits, only with a waiver from the

FDIC and subject to certain restrictions on the yield paid on such deposits. Under-capitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits and are subject to a deposit rate cap, pursuant to which the institutions would be prohibited from paying in excess of the higher of (1) 75 basis points above
published national deposit rates or (2) for maturity deposits, 120 percent of the current yield on similar maturity U.S. Treasury obligations and, for non-maturity deposits, the federal funds rate plus 75 basis points, unless the

FDIC determined that the institutions’ local market rate
was above the national rate. As of December 31, 2021, the Bank was eligible to accept brokered deposits without a waiver from the FDIC
and was not subject to the deposit rate cap.
Deposit Insurance
As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-
based assessment system whereby FDIC-insured depository

institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter.
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

On September 15, 2020, the FDIC adopted a Restoration Plan to restore the reserve ratio to at least 1.35% within eight years. The FDIC
projects that the reserve ratio will return to 1.35% without further action by the FDIC before the end of that eight-year period, but the FDIC will closely monitor deposit balance trends, potential losses, and other factors that affect the reserve ratio. As a result, the Bank’s FDIC
deposit insurance premiums could increase or decrease. During the year ended December 31, 2021, the Bank paid $4 million in FDIC deposit insurance premiums.
Audit Reports
Since the Bank is an insured depository institution with total assets of $1 billion or more, financial statements are prepared in
accordance with Generally Accepted Accounting Principles (“GAAP”), management’s certifications signed by the Company's and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted to the FDIC and OSBCK. The Federal Deposit Insurance
Corporation Improvement Act of 1991 requires that the Bank (or, as explained below, the Company)

have an independent audit committee,
consisting of outside directors who are independent of management of the

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
Examination Assessments
Pursuant to the Kansas Banking Code, the expense of every regular examination,

together with the expense of administering the
banking and savings and loan laws, including salaries, travel expenses, supplies and equipment are paid by the banks and savings and loan
associations of Kansas, which are generally allocated among them based on total asset size. During the year ended December 31, 2021, the
Bank paid examination assessments to the OSBCK totaling $685 thousand.
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

31, 2021.
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

50% of the capital of the bank. The Bank’s legal lending
limit to any one borrower was $170 million as of December 31, 2021.
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

In addition, the Dodd-Frank Act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. Those rules, however, have not yet been finalized. Additionally, the Company is an emerging growth company (“EGC”) under the Jumpstart

Our Business Startups Act of 2012 (the
“JOBS Act”) and therefore subject to reduced disclosure requirements related to, among other things,

executive compensation.
Financial Privacy
The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-
public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and,

in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition,
consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.
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
Risks Relating to Our Business and Market
The further spread of COVID-19 and its variants may adversely impact our business, financial condition and results of
operations in the short-term and for the foreseeable future.

The COVID-19 pandemic caused significant disruption to economic activity and financial markets and adversely impacted our
business, financial condition and results of operations. Given the ongoing and dynamic nature of COVID-19 and its variants, the ultimate effects on the broader economy and the markets in which we serve are highly uncertain and difficult to predict. Future impacts to our
business and customers could be widespread and material, such as increased unemployment, supply-chain interruptions; declines in demand for loans and other banking services and products; reduction in business activity and financial transactions; increased commercial property
vacancy rates, declines in the value of loan collateral, including energy and real-estate collateral; declines in the credit quality of our loan portfolio; volatile performance of our investment securities portfolio;

and overall economic and financial market instability.

Actions taken by governmental and regulatory authorities in response to the pandemic have impacted, and may continue to impact, the banking and financial services industries. In March 2020, the Federal Reserve lowered the Federal Funds rate, which may reduce our net
interest income and earnings. Additional regulation of the financial markets may be enacted in the future that could further impact our
business.

We also participate in the Paycheck Protection Program, or

PPP, a government lending program implemented to aid individuals and businesses. Since the inception of the PPP, many banks have been subject to litigation related to agent fees and application processing.
As a result of our ongoing and future participation in the PPP and similar government stimulus and relief programs,

we may experience
losses arising from fraud, litigation or regulatory action.
Any of the factors discussed above, taken together or in combination with other events or occurrences that may not yet be known or
anticipated, may materially and adversely affect our business, financial condition and results of operations. The further spread of the COVID-
19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity in the areas in which we operate. The ultimate impacts of the pandemic on our business, financial
condition and results of operations will depend on future developments and other factors that are highly uncertain and difficult to predict.
A decline in general business and

economic conditions and any regulatory responses to such conditions could have a
material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations, which primarily consist of lending money to clients in the form of loans and borrowing money from clients in the form of deposits, are sensitive to general economic conditions,

particularly in Kansas, Missouri, Oklahoma, Texas and Arizona.
Unfavorable or uncertain economic and market conditions

may constrain our growth and profitability from our lending and deposit operations, lead to credit quality concerns related to borrower repayment ability and collateral protection, and reduce demand for the products and services we offer. Our business is also significantly affected by monetary and other regulatory policies, which are influenced by macroeconomic conditions and other factors beyond our control.

Uncertainty surrounding the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates are concerns for businesses, consumers and investors.
Adverse economic conditions and governmental policy responses to such conditions could have a material adverse effect on our business,
financial position, results of operations, and growth prospects.
Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.
Our profitability depends in substantial part on our net interest income,

which depends on many factors that are partly or completely
outside of our control, including competition, economic conditions and monetary and fiscal policies. Changes in interest rates could affect our ability to originate loans and deposits, reduce the carrying value of assets on our balance sheet, reduce the value and marketability of loan collateral, and create higher payment burdens for our borrowers (which may increase potential for default). Sustained periods of low interest rates may cause us to experience net interest margin compression. The ratio of variable

-

to fixed-rate loans in our loan portfolio, the ratio of
short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to certificates of deposit (and their time periods) are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition, earnings and results of operation.

We may not be able to implement aspects of our growth strategy, which may adversely affect our ability to maintain our
historical earnings trends.
We may not be able to sustain our growth at the rate we have enjoyed during the past several years, which has been driven primarily
by new market expansion, the strength of commercial and real estate lending in our market areas, and our ability to identify and attract high caliber experienced banking talent. During the COVID-19 pandemic our growth was bolstered by government programs that may not continue, such as PPP loans issued in 2020 and 2021. A downturn in local economic market conditions, our failure to attract and retain high performing personnel, and the inability to attract core funding and quality lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and may have a negative effect on our business, financial condition, and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching,
mergers and acquisitions, new lines of business, or new offerings of services, products or product enhancements.
If our business continues to grow as anticipated, we may become more susceptible to risks related to both general growth and specific
areas of growth. Generally, risks are associated with attempting to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting and credit monitoring procedures, maintaining an adequate allowance for loan losses, controlling concentrations and complying with regulatory or accounting requirements. Such risks may result in, among other effects, in increased loan
losses, reduced earnings, potential regulatory penalties and future restrictions on growth. We may also be exposed to certain risks associated with the specific components of our growth strategy, as discussed in more detail below.
Expansion through De Novo Branching
: Our growth strategy includes evaluating opportunities to grow through de novo branching.
De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to hire or retain qualified senior management to successfully operate the branch and
integrate our corporate culture; challenges associated with securing attractive locations at a reasonable cost; poor market reception in
locations where we do not have a preexisting reputation; unfavorable local economic conditions; and the additional strain on management resources and internal systems and controls. Failure to adequately manage any of the foregoing risks could have an adverse effect on our business, financial condition and results of operations.
Mergers and Acquisitions : As part of our growth strategy, we may pursue mergers and acquisitions of banks and nonbank financial services companies within or outside our principal market

areas. Mergers and acquisitions involve numerous risks associated with entry into
new markets or locations; integration and management of the combined entities;

diversion of financial and management resources from
existing operations; assumption of unanticipated problems, such nonperforming loans and latent liabilities; unanticipated costs; and potential future impairments to goodwill and other intangible assets. If we finance acquisitions by issuing convertible debt or equity securities, our
existing stockholders may be diluted, which could affect the market price of our common stock. As a condition to receiving regulatory
approval, we may also be required to sell banking locations, which may not be acceptable to us or may reduce the benefit of the acquisition.
The failure to obtain these regulatory approvals could impact our business plans and restrict our growth. Any one or more of these factors
could materially and adversely affect our business, financial condition and results of operations.
New Lines of Business, Services, Products or Product Enhancements : From time to time, we may implement or acquire new lines of business or offer new services, products or product enhancements. There are substantial risks and uncertainties associated with developing, implementing and marketing such offerings, including significant investment of financial and other resources, inability to accurately predict price and profitability targets, failure to realize expected benefits, regulatory compliance and shifting market preferences.

These risks could
have a material adverse effect on our business, results of operations and financial condition.

Phase-out of the London Inter-Bank Offered Rate (“LIBOR”) and uncertainty relating to alternative reference rates may
adversely affect our results of operations.
LIBOR is used extensively as a reference rate for various financial contracts,

including adjustable-rate loans, asset-backed securities,
and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR,

announced that it intends
to stop persuading or compelling banks to submit LIBOR rates after 2021,

such date was later extended to June 30, 2023. Accordingly,
continuation of LIBOR cannot be guaranteed after June 30, 2023 and alternative reference rates must be established.
Management is
currently evaluating the impact of this transition as it relates to new and existing contracts and customers. We will be required to implement
substitute indices for the calculation of interest rates under our loan agreements and we are currently evaluating appropriate alternatives to
LIBOR.

Implementing the LIBOR phase-out will involve additional expense and may reduce the value of our LIBOR-based loans and
securities and impact the availability and cost of hedging instruments and borrowings.

If we fail to successfully execute the transition, we
may be subject to disputes or litigation with clients over the appropriateness of substitute LIBOR indices. The ultimate impact of the LIBOR phase-out on the valuations, pricing and operation of our financial instruments is not yet known and difficult to predict and may adversely
affect our results of operations. At December 31, 2021, $1.3 billion of our loans were tied to LIBOR.

The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2021, 2020 and 2019, the fair value of our debt securities portfolio was approximately $746 million,
$655 million, and $739 million, respectively. Factors beyond our control can significantly influence the fair value of securities in our portfolio and may cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating
agency actions, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital
markets. These and other factors could cause other-than-temporary impairments, realized or unrealized losses in future periods and declines
in other comprehensive income and the value of our common stock, any of which could materially and adversely affect our business, results
of operations, financial condition and prospects. Our inability to accurately predict the future performance of an issuer or to efficiently
respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have an
adverse effect on our business, results of operations and financial condition.

We could suffer material credit losses if we do not appropriately manage our credit risk.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks
resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. There is
no assurance that our loan approval and credit risk monitoring procedures are or will be adequate to reduce the inherent risks

associated with
lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio, including any impacts of the continuing COVID-19 outbreak. Any failure to manage such credit risks may materially adversely affect our business, financial condition, and results of operations.
We have credit exposure to the energy industry.
We have credit exposure to the energy industry in each of our primary markets and across the United States. A downturn or lack of
growth in the energy industry and energy-related business could adversely affect our business, financial condition, and results of operations.
Prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit, and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts that are difficult to isolate or quantify, all of which could have an adverse effect on our business, financial condition and results of operations.

A concentration in commercial real

estate lending could cause our regulators to restrict our ability to grow.
As a part of their regulatory oversight, the federal regulators have issued guidance on

Concentrations in Commercial Real Estate
Lending, Sound Risk Management Practices (the “CRE Concentration Guidance”)

with respect to a financial institution’s concentrations in
CRE lending activities. Such guidance identifies certain concentration levels that, if exceeded, will expose an institution to additional supervisory analysis

The guidelines identify the following as preliminary indications of possible CRE concentration risk: (i) the institution’s
total construction, land development and other land loans represent 100% or more of total capital and reserves; or (ii) total CRE loans as defined in the guidance, or Regulatory CRE, represent 300% or more of the institution’s total capital and reserves, and the institution’s
Regulatory CRE has increased by 50% or more during the prior 36-month period. We believe that the CRE Concentration Guidance is
applicable to us. The FDIC or other federal regulators may become concerned about our CRE loan portfolio, and they could limit our ability to grow by restricting approvals of new branches and other growth opportunities or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
As of December 31, 2021, approximately 83% of our loan portfolio related to commercial-based lending. Commercial purpose loans are often larger and involve greater risks than other types of lending. Repayment of these loans often depend on the successful operation or
development of the property or business involved and are highly sensitive to adverse conditions in the real estate market or the general
economy.

Accordingly, a downturn in the real estate market or the general economy could impair the borrowers’ ability to repay and
heightens our risk related to commercial purpose loans, particularly CRE loans. Losses incurred on a small number of commercial purpose
loans could have a material adverse impact on our financial condition and results of operations due to the larger-than-average size of each commercial purpose loan and collateral that is generally less readily-marketable.
Because a portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real
estate values could impair the value of collateral securing our real estate loans and result in loan and other losses.
Adverse changes affecting real estate values or operating cash flows of real estate, particularly in the markets in which we operate, could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality and our financial condition and results of operation. Market value of real estate can fluctuate significantly in a short period of time. Negative changes in the economy affecting real estate values or operating cash flows in our market areas could significantly impair the value and marketability of property pledged loan collateral and may require us to increase our allowance for loan losses, any of which could have a material adverse
impact on our business, results of operations and growth prospects.
Our largest loan relationships make up a significant percentage of our total loan portfolio.
As of December 31, 2021, our 25 largest borrowing relationships totaled approximately

$1 billion in total commitments (representing,
in the aggregate, 21% of our total outstanding commitments as of December

31, 2021). Our five largest borrowing relationships, based on total commitments, accounted for 7% of total commitments as of December

31, 2021. This concentration of borrowers may expose us to
material losses if one or more of these relationships becomes delinquent or suffers default. The allowance for loan losses may not be
adequate to cover such losses, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans
are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
A portion of our loan portfolio

is comprised of participation and syndicated transaction interests, which could have an
adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.
As of December 31, 2021, we had $97 million of purchased loan participations from other financial institutions and a combination of
shared national credits and syndication interests purchased totaling $371 million. Although we comply with our general underwriting criteria on these loan participations and syndicated loans, these loans may have a higher risk of loss than loans we originate and administer.

In such
transactions in which we are not the lead lender, we rely in part on the lead lender or the agent, as the case may be, to monitor the
performance of the loan and provide information that we use to classify the loan and associated loan loss provisions. If our underwriting or
monitoring of these loans is not sufficient, our nonperforming loans may increase and our earnings may decrease.

Our levels of nonperforming assets could increase, which would adversely affect our results of operations and financial
condition, and could result in losses in the future.
As of December 31, 2021, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still
accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms)
totaled $32 million and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $33 million.
However, we can give no assurance that our nonperforming assets will continue to remain at these levels and we may experience increases in nonperforming assets in the future. Nonperforming assets adversely affect our management resources, net income, risk profile and capital maintenance levels, efficiency ratio and returns on assets and equity,

any of which may adversely affect our business, financial condition and results of operation.
Our allowance may not be adequate to cover actual loan losses.
A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans.
We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2021, our allowance as a percentage of total loans was 1.37% and our allowance as a percentage of nonperforming loans was 185.19%. The amount of
future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the continuing impact of the COVID-19 pandemic, many of which are beyond our control.

Our underwriting policies, adherence to credit monitoring
processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual
loan losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.
Determining the appropriate level of allowance is an inherently difficult process based on numerous assumptions. In June 2016, the
Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments-Credit Losses , which significantly altered the way the allowance for credit losses is determined. The new Current Expected

Credit Losses (“CECL”) model will become effective for us, on January
1, 2022, the implementation date. Under the new CECL model, we will be required to use historical information,

current conditions and
reasonable forecasts to estimate the expected loss over the life of the loan.
Smaller commercial borrowers may have fewer resources, which may impair their ability to repay loans.

We have many small- to medium-sized business customers, which frequently have smaller market shares and fewer financial resources
(in terms of capital or borrowing capacity) than larger entities.

Accordingly, these businesses may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete,

and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. If these or other borrowers are harmed by adverse business conditions, our
business, financial condition and results of operations could be adversely affected.

We rely on our senior management team and may have difficulty identifying, attracting and retaining necessary personnel,
which may divert resources and limit our ability to execute our business strategy and successfully grow our business.
Our continued growth and successful operation of our business depends,

in large part, on our ability to hire and retain highly qualified and motivated personnel at every level. Our senior management team has significant industry experience, and their knowledge and
relationships would be difficult to replace in the event of departure or retirement of senior managers.

We must also hire and retain qualified
banking personnel to continue to grow our business. Competition for senior executives and skilled personnel in the financial services and banking industry is significant, and costs associated with incenting and retaining skilled personnel may be material and continue to increase.
If we are unable to hire and retain qualified personnel or successfully address management succession issues, we may be unable to
successfully execute our business strategy and manage our growth, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on short-term funding, which can be adversely affected by local and general economic conditions.
As of December 31, 2021, approximately

$4 billion, or 87%, of our deposits consisted of demand, savings, money market, and transaction accounts (including negotiable order of withdrawal accounts). The approximately $1 billion remaining balance of deposits
consisted of certificates of deposit, of which approximately $538 million, or 11% of our total deposits, was due to mature within one year.
Based on our experience, we believe that our savings, money market and noninterest

-bearing accounts are relatively stable sources of funds.
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
At December 31, 2021, our 30 largest depositors accounted for 29%

of our total deposits and our five largest depositors accounted for
10% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related client groups could force us
to rely more heavily on borrowings and other sources of funding to meet business and withdrawal demands, adversely affecting our net
interest margin and results of operations. Such circumstances may require us raise deposit rates to attract new deposits and rely more heavily on other funding sources that could be more expensive and less stable.

Under applicable regulations, if the Company was no longer

“well-
capitalized,” we would be required to obtain FDIC approval to accept brokered deposits and could also be subject to a deposit rate cap prohibiting us from paying in excess of 75 basis points above national deposit rates.
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and failure to
maintain sufficient liquidity could materially adversely affect our growth,

business, profitability and financial condition.
Liquidity is essential to our business, sufficient levels of which are required to fund asset growth, serve client demand for loans, pay
our debt obligations, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they
come due because of an inability to liquidate assets or obtain adequate funding without adverse conditions or consequences. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding, market-wide phenomena such as market
dislocation and major disasters, and a high concentration of large depositors.

The Bank’s primary funding source is client deposits. Other
sources of funding may include advances from the Federal Home Loan Bank

(“FHLB”), the Federal Reserve Bank of Kansas City (“FRB”),
and our acquisition of brokered deposits, internet subscription certificates of deposit,

and reciprocal deposits through the Intrafi Network.
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

We may not be able to maintain sufficient capital in the future, which may adversely affect our financial condition, liquidity,
results of operations, and our ability to maintain regulatory compliance.
Our business strategy calls for continued growth. We may need to raise additional capital in the future to support our continued
growth and to maintain our required regulatory capital levels. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market
conditions and governmental activities, our financial condition and performance,

and competition with other financial institutions for capital sources. We cannot guarantee that we will be able to raise additional capital in the future on acceptable terms, which may adversely affect our
liquidity, growth strategy, financial condition and results of operations.
We face strong competition from banks, credit unions, Financial

Technology Company (“FinTech”) and other financial
services providers that offer banking services, which may limit our ability to attract and retain banking clients.
Competition in the banking industry generally, and in our primary markets specifically, is intense. Competitors include banks and
other financial services providers, such as savings and loan institutions, brokerage firms, credit unions, mortgage banks, and other financial
intermediaries. In particular, we compete with larger national and regional financial institutions, whose greater resources afford them many competitive advantages.

Such resources may enable our competitors to achieve larger economies of scale; offer more services; spend more
on advertising and technological investments; offer better lending rates to clients;

better diversify their loan portfolio; and have less
vulnerability to downturns in local economies and real estate markets.

If we are unable to offer competitive products and services as quickly as our larger competitors, our business may be negatively affected. We also compete against community banks, credit unions and nonbank
financial services companies with strong local ties to small- and medium-sized businesses that we target, and we may be unable to attract and retain such clients as effectively as these smaller competitors.

Additionally, we face growing competition from so-called “online businesses”
with few or no physical locations, including financial technology companies,

online banks, lenders and consumer and commercial lending
platforms, and automated retirement and investment service providers.

New technology and other changes increasingly allow parties to effectuate online financial transactions with little to no involvement from banks, including bill payment, funds transfers, and maintenance of funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.

The process of eliminating banks as
intermediaries, known as “disintermediation,” could reduce our income from fees and deposits.

Ultimately, we may be unable to compete
successfully against current and future competitors, which may reduce our revenue stream and prevent us from growing our loan and deposit portfolios, any of which may adversely affect our results of operations and financial condition.

Our risk management framework may not be effective in mitigating risks or losses to us, and we may incur losses due to
ineffective risk management processes and strategies.
Our risk management framework is comprised of various processes, systems and strategies designed to manage our risk exposure,
including credit, market, liquidity, interest rate, operational, reputation,

business, and compliance risks. Our framework also includes
financial or other modeling methodologies that involve highly subjective management assumptions and judgment. Our risk management
framework may not be effective under all circumstances and may not adequately mitigate risks or losses, which could result in adverse regulatory consequences and unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.
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
If we fail to maintain effective internal control over financial reporting,

we may not be able to report accurate and timely
financial results, which may cause material harm to our business.
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting and for
evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public

company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. Unless we remain an EGC and elect additional transitional relief available to EGCs, our independent registered public accounting
firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that annual report on Form
10-K. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls.
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
Advances and changes in technology could significantly affect our business, financial condition, results of operations, and future
prospects. The financial services industry is continually undergoing rapid technological change with frequent introductions of new
technology-driven products and services. Failure to successfully keep pace with technological change affecting our industry could harm our ability to compete effectively. Many of our competitors have substantially greater resources to invest in technological improvements. We face many challenges, including the increased demand to provide clients electronic access to their accounts and the cost and implementation of
systems to perform electronic banking transactions. Our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. We may not be able to effectively or timely implement new technology-driven products and
services or be successful in marketing these products and services to our clients. As these technologies are improved in the future, we may be
required to make significant capital expenditures in order to remain competitive,

which may increase our overall expenses and have a
material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to cybersecurity threats and potential security breaches,

and our efforts to minimize or respond to such
threats may not be effective to prevent significant harm to the Company.
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
Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access, and other unforeseen events. Undiscovered data corruption could render our client information
inaccurate. Third-party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or
unintentional events. Security breaches and cyberattacks may cause significant increases in operating costs, including the costs of compensating clients for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

While we believe we are in compliance with all applicable privacy and data security laws, an incident could put our client
confidential information at risk and expose us to significant liability. We have been the target of data and cyber security attacks and

may
experience attacks in the future. While we have not experienced a material cyber-incident or security breach that has been successful in compromising our data or systems to date, we can never be certain that all of our systems are entirely free from vulnerability to breaches of
security or other technological difficulties or failures. The perpetual evolution of known cyber-threats requires us to devote significant resources to maintain, regularly update and backup our data security systems and processes, as we may not be able to anticipate, or effectively implement preventative measures against, all cyber-attacks. A security breach or other cyber-incident could have an adverse impact on, among other things, our revenue, ability to attract and maintain clients and our reputation. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability, all of which could have a material adverse effect on our business, financial condition and results of operati ons.
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
We depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core
systems processing, essential web hosting and other internet systems, loan and deposit processing, and other processing services from

third-
party service providers. If these third-party service providers experience financial, operational or technological difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to
continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business,
financial condition and results of operations.
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
We may also be required to spend significant resources to monitor and police our intellectual property rights. Some of our competitors
may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we may not be able to assert our intellectual property rights against such parties.

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
In the course of our business, we may foreclose and take title to real estate, and these properties could subject us to environmental
liabilities and other federal, state or local regulatory requirements, such as the Americans with Disabilities Act. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant expenditures. We may be held
liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these
parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with these investigation or remediation activities could be substantial. In addition, if we
are the owner or former owner of a contaminated site, we may be subject to claims and damages from third parties related to environmental
contamination emanating from the property. If we ever become subject to significant environmental liabilities or costs or fail to comply with regulatory requirements with respect to these properties, our business, financial condition, liquidity and results of operations could be
materially and adversely affected.
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

Insurance may not cover all
such claims or losses, our indemnification rights may not be honored, and we may suffer damage to our reputation, regardless of the merit or eventual outcome of a claim.

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
We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions and engage in other activities with financial counterparties that are customary to our industry. Many of these transactions expose us to counterparty credit, liquidity and/or reputational risk in the event of default by the counterparty,

negative publicity, and complaints about the counterparty or the financial services industry in general. Although we seek to manage these risks through internal controls and procedures,

we may experience
loss or interruption of business, damage to our reputation, or incur additional costs or liabilities as a result of unforeseen events with these counterparties. Any financial cost, liability or reputational damage could have a material adverse effect on our business,

which in turn, could
have a material adverse effect on our financial condition and results of operations.
Severe weather, natural disasters, pandemics, and other external events could significantly impact our business.
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
Regulations adopted by these agencies govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations. Bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or
violations of law. If, as a result of an examination, a banking agency determines that an aspect of our operations were unsatisfactory, or that we were, or our management was, in violation of any law or regulation, they may take a number of different remedial actions as they deem
appropriate. These actions include the power to enjoin ‘‘unsafe or unsound’’ practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties against us, our officers or directors, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s FDIC deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on
our business, financial condition and results of operations.
Government policy, legislation and regulation, particularly monetary policy from the Federal Reserve, significantly affect economic growth and financial operations, including our distribution of credit, bank loans, investments, deposits, product offerings and disclosures, interest rates and bankruptcy proceedings for consumer residential real estate mortgages. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy.
Increased regulation could increase our cost of compliance, adversely affect profitability and inhibit our ability to conduct business consistent with historical performance. If we do not comply with governmental regulations,

we may be subject to fines, penalties, lawsuits or material
restrictions on our businesses and growth that may damage our reputation and adversely affect our business operations. Proposed legislative and regulatory actions may not occur within expected time frames, or at all, which creates additional uncertainty for our business and
industry.

Accordingly, legislative and regulatory actions taken now or in the future could have a material adverse impact our business,
financial condition and results of operation.
Many of our expansion and growth plans require regulatory approvals,

and failure to obtain them may restrict our growth.
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
As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to
its subsidiary banks.

The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure
to adequately commit resources to a subsidiary bank. Accordingly, we may be required to make capital injections into a troubled subsidiary
bank, even if such contribution creates a detriment to the Company or its stockholders.

If we do not have sufficient resources on hand to fund
the capital injection, we may be required borrow funds or raise capital.

Any such loans are subordinate in right of payment to deposits and to
certain indebtedness of the subsidiary bank. In the event of bankruptcy of the bank holding company, claims based upon any commitments to fund capital injections are entitled to a priority of payment over claims made by general unsecured creditors, including holders of
indebtedness. Thus, any borrowing incurred by the Company to make required capital injections to the Bank are difficult and expensive, and
will adversely impact our financial condition, results of operations and future prospects. Additionally, under the Financial Institutions Reform
Recovery and Enforcement Act of 1989 (“FIRREA”), losses caused by a failing bank subsidiary might be charged to the capital of an affiliate
bank. Moreover, any bank operating under the Company’s common control may also be required to contribute capital to a failing affiliate bank within the Company’s control group. This is known as FIRREA’s “cross-guarantee”

provision. The Company currently has one bank
subsidiary.
The Company and the Bank are subject to stringent capital requirements that may limit our operations and potential growth.
The Company and the Bank are subject to various regulatory capital requirements.

Failure to meet minimum capital requirements will
result in certain mandatory and discretionary actions by regulators that, if undertaken,

could have a direct material effect on our financial
statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the

Bank must
meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations. In order to be a “well-capitalized” depository institution under prompt corrective action standards (but
without taking into account the capital conservation buffer requirement described below), a bank must maintain a CET1 risk-based capital
ratio of 6.5% or more, a tier 1 risk-based capital ratio of 8.0% or more, a total risk-based capital ratio of 10.0% or more and a leverage ratio of 5.0% or more (and is not subject to any order or written directive specifying any higher capital ratio). The failure to meet the established capital requirements under the prompt corrective action framework could result in one or more of our regulators placing limitations or
conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and such failure could
subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends,

issuing a directive to increase our capital and terminating the Bank’s FDIC deposit insurance,

which is critical to the continued operation of
the Bank.

Due to the completed phase-in of a capital conservation buffer requirement,

the Company and the Bank must effectively maintain a
CET1 capital ratio of 7.0% or more, a tier 1 risk-based capital ratio of 8.5% or more,

a total risk-based capital ratio of 10.5% or more and, for
the Bank, a leverage ratio of 5.0% or more and for the Company, a leverage ratio of 4.0% or more. Many factors affect the calculation of our
risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios, such as increases to our risk-
weighted assets, loan impairments, loan losses exceeding the amount reserved for such losses and other factors that decrease our capital, thereby reducing the level of the applicable ratios. Our failure to remain well-capitalized could affect client and investor confidence, our ability to grow, our costs of funds, the interest rates that we pay on deposits, FDIC insurance costs, our ability to pay dividends on common
stock, our ability to make acquisitions, and our business, results of operations and financial condition.

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
The BSA, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain
an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. Violation of such requirements may result in significant civil money penalties imposed by federal banking agencies and Financial Crimes Enforcement
Network, which agencies have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice (“DOJ”), the Drug Enforcement Administration and the IRS. We are also subject to increased scrutiny of
compliance with the rules enforced by the OFAC, which may require sanctions for dealing with certain persons or countries. If the policies, procedures and systems of our company, or any of our subsidiaries, are deemed deficient, we would be subject to fines and regulatory actions, which may include restrictions on our ability to pay dividends and requirements to obtain regulatory approvals to proceed with
certain aspects of our business plan, including our acquisition plans.

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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach
notification, and we could be negatively impacted by these laws. For example,

our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-
affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security
practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions);
and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that
are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Many state and federal banking regulators, states and foreign countries have also
enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement
notification in certain circumstances in the event of a security breach. Moreover,

legislators and regulators in the United States and other
countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of client or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.
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

Risks Related to Our Common Stock
The price of our common stock could be volatile.
The market price of our common stock may be volatile and could be subject to wide price fluctuations in response to various
factors, some of which are beyond our control. These factors include, among other things, actual or anticipated variations in our quarterly or annual results of operations; recommendations by securities analysts; operating performance or fluctuations in the stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry generally; conditions in the banking industry such as credit quality and monetary policies; domestic and international economic
factors unrelated to our performance; perceptions, general market conditions and, in particular, developments related to market conditions for the financial services industry; loss of investor confidence in the market for stocks; new technology used, or services offered, by competitors;
loss of investor confidence and changes in government regulations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and be a distraction to management.
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

overall asset quality, current and

prospective earnings, and capital level, composition and quality.

Furthermore,
the Federal Reserve may prohibit payment of dividends that are deemed unsafe or unsound practice.

Accordingly, any declaration and
payment of dividends on our common stock will depend upon many factors,

including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, our capital management policies and strategic plans; our growth initiatives;

and other factors deemed relevant by our Board of
Directors.

Any such factor could adversely affect the amount of dividends, if any, paid to our common stockholders. If declared, dividends
will be payable to the holders of shares of our common stock on a pro rata basis in accordance with their shares held. If preferred shares are
issued, such shares may be entitled to priority over the common shares as to dividends.

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
As an emerging growth company, or EGC, we utilize certain exemptions from disclosure requirements which could make our
shares less attractive to investors and make it more difficult to compare our performance with other public companies.
As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements including, but
not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and
reduced disclosure obligations regarding executive compensation.

In addition, as an emerging growth company we are not required to comply with new or revised financial accounting standards until private companies are required to comply, and we have not opted out of this extended transition period. When a standard is issued or revised and it has different application dates for public or private companies, we can
adopt

the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our
financial statements with another public company which is neither an emerging growth company nor an emerging growth company which
has opted out of the extended transition period difficult or impossible because of the potential differences in accounting standards used. If
some investors find our shares less attractive as a result of our reliance on these exemptions, the trading prices of our shares may be lower than they otherwise would be.

ITEM 1B.

UNRESOLVED STAFF COMMENTS
None.

ITEM 2.

PROPERTIES
Our headquarters is located at 11440 Tomahawk Creek Parkway, Leawood, Kansas.

Including our headquarters building, we operate
nine full-service banking centers located in: Leawood, Kansas; Wichita, Kansas; Kansas

City, Missouri; Oklahoma City, Oklahoma; Tulsa,
Oklahoma; Dallas, Texas; Frisco, Texas; and Phoenix, Arizona. We own our headquarters building, our banking centers in Wichita, Kansas, and Oklahoma City, Oklahoma and we lease the remainder of our locations.

In addition, the Company signed a second lease agreement in
Dallas, Texas.

We anticipate the additional location will be open to our customers in 2022. We believe that the leases to which we are subject
are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to
meet our operating needs for the foreseeable future.

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
Name Age as of March 1, 2022 Position(s)
Michael J. Maddox 52 President and Chief Executive Officer of the Company
Benjamin R. Clouse 48 Chief Financial Officer of the Company and the Bank
Steve Peterson 57 Chief Banking Officer of the Bank
W. Randall Rapp 57 Chief Risk and Chief Credit Officer of the Bank
Amy Fauss 54 Chief Operating Officer of the Bank
Jana Merfen 40 Chief Technology Officer of the Bank
Michael J. Maddox
—Mr. Maddox has served as President and Chief Executive Officer of the Company

since June 1, 2020, and as
President and Chief Executive Officer of the Bank since November 28, 2008.

Prior to joining the Bank, he was a Regional President for
Intrust Bank. In this role, he managed the bank’s operations in Northeast Kansas. Mr.

Maddox has over 20 years of banking experience. Mr.
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
Benjamin R. Clouse
—Mr. Clouse was appointed as Chief Financial Officer effective July 12,

2021.
Mr. Clouse previously served as
Chief Financial Officer of Waddell & Reed Financial, Inc., a financial services firm, from 2018 until its acquisition in 2021. Previously, Mr.
Clouse served at that company as Vice President and Chief Accounting Officer from February 2017 to February 2018, Vice President and
Principal Accounting Officer from March 2016 to February 2017 and Vice President from October 2015 until March 2016. Prior thereto, Mr.
Clouse served as Chief Financial Officer of Executive AirShare Corporation, a private aviation company,

from September 2012 to October
2015. From 2006 to 2012 and from 2002 to 2005, he served in various roles with H&R

Block, Inc., a tax preparation company in Kansas
City, Missouri, including Assistant Vice President — Audit Services and Assistant Vice President and Controller — Tax Services. From 2005
to 2006, Mr. Clouse served as Vice President — Finance and Corporate Controller of Gold Bank Corporation,

Inc., a bank holding company.
From September 1996 to January 2002, he served in various roles in the audit practice of Deloitte.
Steve Peterson
—Mr. Peterson became Chief Banking Officer of the Bank effective on

July 1, 2020. Prior to this role, Mr. Peterson
served as the Wichita Bank President since August 2011. Prior to joining CrossFirst Bank, Mr. Peterson served as Division

President of
Stillwater National Bank from 2004 to August 2011.

W. Randall Rapp —Mr. Rapp has served as the Chief Credit Officer of the Bank since April 2019. Prior to joining the Bank, Mr. Rapp held various positions at Texas Capital Bank, N.A. from March 2000 until March 2019,

including serving as Executive Vice President and
Chief Credit Officer from May 2015

until March 2019, and as a Senior Credit Officer from 2013 until May 2015.
Amy Fauss
—Ms. Fauss has served as the Chief Operating Officer of the Bank since December 2009. She previously served as
Executive Vice President and Chief Operating Officer of Solutions Bank, where she directed all aspects of daily operations. Her experience
also includes senior management positions at Hillcrest Bank and Citizens-Jackson

County Bank.
Jana Merfen
—Ms. Merfen joined CrossFirst Bank in January 2021. Prior to that she served as Chief Information Officer of
Dickinson Financial Corp. and Academy Bank from April 2017

to January 2021.

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
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CFB” with 420 holders of record at
December 31, 2021.

Stock Performance
Our book value per share for the periods indicated was:
As of December 31,
2021 2020 2019
Book value per share $ 13.23 $ 12.08 $ 11.58
The following table shows the high and low closing prices per share of the Company’s common stock since our IPO:
Price per Share in 2021 Price per Share in 2020 Price per Share in 2019
High Low High Low High Low
Stock Price $ 15.66 $ 10.70 $ 14.40 $ 5.74 $ 15.50 $ 11.11

$-

$20

$40

$60

$80

$100

$120

$140

$160

$180
08-01-1909-01-1910-01-19 11-01-19 12-01-1901-01-2002-01-2003-01-2004-01-2005-01-2006-01-2007-01-2008-01-2009-01-2010-01-2011-01-2012-01-2001-01-2102-01-2103-01-2104-01-2105-01-2106-01-2107-01-2108-01-21 09-01-21 10-01-2111-01-2112-01-21
CFB Stock Performance Graph
CrossFirst Bankshares, Inc. Russell 2000 Index KBW Nasdaq Regional Banking Index
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock from August 15,
2019 (the date that our common stock commenced trading on the Nasdaq

Global Select Market) through December 31, 2021 compared to an overall stock market index (Russell 2000 Index) and one peer group index (KBW Nasdaq Regional Banking Index) for the same period. The indices are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on August 15, 2019. The
performance graph represents past performance and should not be considered to be an indication of future performance.
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
August 15, 2019 December 31, 2019 December 31, 2020 December 31, 2021
CrossFirst Bankshares, Inc. $ 100.00 $ 99.45 $ 73.63 $ 106.92
Russell 2000 Index $ 100.00 $ 114.85 $ 137.77 $ 158.19
KBW Nasdaq Regional Banking Index $ 100.00 $ 116.94 $ 102.79 $ 136.92
Dividends
Historically, CrossFirst has not declared or paid any dividends on its common stock. Payments of future dividends, if any, will be at
the discretion of our Board of Directors and will depend upon our results of operations,

our financial condition, capital requirements, general
economic conditions, regulatory and contractual restrictions, our business strategy, our ability to service any equity or debt obligations senior
to our common stock and other factors that our Board of Directors deems relevant. We are not obligated to pay dividends on our common
stock and are subject to restrictions on paying dividends on our common stock.
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

Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three months ended December 31, 2021:
Calendar
Month
Total Number of
Shares
Repurchased
Average Price
Paid per Share
Total Number of Shares
Purchased as Part of Publicly
Announced Plans or Programs
Approximate Dollar Value of Shares
that may yet be Purchased as Part
of Publicly Announced Plans or
Programs
October 1 - 31 73,536 $ 14.33 73,536 $ 28,945,720
November 1 - 30 166,973 $ 14.83 166,973 $ 26,468,522
December 1 - 31 325,655 $ 14.81 325,655 $ 21,652,540
Total 566,164 $ 14.75 566,164
On October 18, 2021, the Company announced that its Board of Directors approved a share repurchase program under which the
Company may repurchase up to $30 million of its common stock. Repurchases under the program may be made in open market or privately
negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to acquire any amount of common stock, and it may be suspended at any time at the
Company's discretion. No time limit has been set for completion of the program.
On October 20, 2020, the Company announced that its Board of Directors approved a share repurchase program under which the
Company could repurchase up to $20 million of its common stock. On June

30, 2021, the Company completed its share repurchase program under which the Company purchased $20 million of its common stock. A total of 1,573,806 common shares were repurchased.

ITEM 6.

[RESERVED]
ITEM 7.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL
CONDITION AND

RESULTS OF OPERATIONS
Overview
This section includes a discussion of the financial condition and results of operations of CrossFirst Bankshares, Inc. and its
subsidiaries. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K filed with the SEC on February 26, 2021 for a discussion of the financial condition and results of operations of the Company for the period ended
December 31, 2019 and a comparison between the 2019 and 2020 results.

Tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. You should read
the following financial data in conjunction with the other information contained in this 10-K, including under “Part I, Item 1A. Risk Factors,”
and in the financial statements and related notes included elsewhere in this 10-K.

Growth History
We have grown organically primarily by establishing our branch lite network in five states, attracting new clients and expanding our relationships with existing clients, as well as through two strategic acquisitions. The data below presents the business' growth in key areas for
the past five years and the related compound annual growth rate (“CAGR”):
2017 to 2021
As of December 31,
CAGR 2021 2020 2019 2018 2017
(Dollars in thousands)
Available-for-sale securities 2% $ 745,969 $ 654,588 $ 739,473 $ 661,628 $ 701,534
Gross loans (net of unearned income)
(1)
21 4,256,213 4,441,897 3,852,244 3,060,747 1,996,029
Total assets 17 5,621,457 5,659,303 4,931,233 4,107,215 2,961,118
Noninterest-bearing deposits 41 1,163,224 718,459 521,826 484,284 290,906
Total deposits 19% $ 4,683,597 $ 4,694,740 $ 3,923,759 $ 3,208,097 $ 2,303,364
(1)

Includes $65 million and $292 million of PPP loans at December 31, 2021 and 2020, respectively.

Our Strategy
Our strategy has been to build the most trusted bank in our markets, which we believe drives value for our stockholders. We are
committed to a culture of serving our clients in extraordinary ways by providing personalized, relationship-based banking. We believe that
success is achieved through establishing and growing the trust of our clients, employees, stakeholders, and communities.

During 2021, the COVID-19 pandemic allowed us to serve our

customers by providing PPP loan funding, modifying loans through payment deferrals and rate adjustments, and using our

technology to reduce contact exposure. Despite the impact of the COVID-19 pandemic in 2021, we remain focused on growth and building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:
•

Continue organic growth;
•

Selectively pursue opportunities to expand through acquisitions or new market development;
•

Attract and develop talent;
•

Improve financial performance;
•

Maintain a branch-lite business model with strategically placed locations; and
•

Leverage technology to enhance the client experience and improve profitability.

Performance Measures

As of or for the Year Ended December 31,
2021 2020 2019
(Dollars in thousands, except per share data)
Return on average assets 1.24% 0.24% 0.63%
Return on average equity 10.84% 2.05% 5.38%
Earnings per share
(1)
$ 1.35 $ 0.24 $ 0.59
Diluted earnings per share
(1)
$ 1.33 $ 0.24 $ 0.58
Efficiency
(2)
54.50% 58.13% 58.37%
Equity to assets 11.88% 11.03% 12.20%
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
2021 Highlights:
●
Net income for the fiscal year ended December 31, 2021 was $69 million, an increase of $57 million or 451% from the prior
year ended December 31, 2020.
●
Total assets were $5.6 billion primarily made up of $4.3 billion in loans and

$746 million in available-for-sale securities.
●
Improved our fiscal year efficiency ratio from 58.13% in 2020 to

54.50% in 2021.
●
Purchased 1,530,357 or $22 million of outstanding shares as part of the share repurchase programs in 2021.
● Expanded into Phoenix, Arizona.
●
Increased tangible book value per share to $13.23 at December 31, 2021 compared to $12.08 at December 31, 2020.

COVID-19 Pandemic Impact
The COVID-19 pandemic has caused, and may continue to cause, economic uncertainty and a disruption to the financial markets, the
duration and extent of which is not currently known. A discussion of the impact of the COVID-19 pandemic on the Company and its operations and measures undertaken by the Company in response thereto is provided below.
Bank Operations
The Company has a business continuity plan to mitigate operational risks in unusual,

unexpected events. The plan identifies key
components of our operations and creates responses to ensure normal operations continue and to minimize the effects of potential loss. We
implemented the business continuity procedures in March 2020 as a result of the COVID-19 pandemic. In April 2021, substantially all employees returned to on-premises work. In addition, a hybrid work opportunity was created for most employees. No material interruptions to our business operations have occurred to date.

Paycheck Protection Program (“PPP”) Lending Facility
The PPP was established by the CARES Act and authorized forgivable loans to small businesses. The Consolidated Appropriations
Act of 2021 allocated additional PPP funding. The Bank provided PPP loans to support current customers and foster relationships with new customers. The loans earned interest at 1%, included fees between 1% and 5% and typically matured in two or five years. The loans
originated under the PPP received a 0% risk weight under the regulatory capital rules which resulted in increased Common Equity Tier 1,
Tier 1, and Tier 2 capital ratios, but the PPP loans are included in the calculation of our Leverage ratio.

The following table summarizes the impact of the PPP loans on our 2021 and 2020 financials:
For the Year Ended December 31,
2021 2020
(Dollars in thousands)
PPP Loan Activity
Outstanding loan balance, beginning $ 292,230 $ —
Loan increases 133,778 369,260
Loan payoffs (361,203) (77,030)
Outstanding loan balance, end $ 64,805 $ 292,230
For the Year Ended December 31,
2021 2020
(Dollars in thousands)
PPP Loan Fee Activity
Unearned fee balance, beginning $ 4,189 $ —
Unearned fees added 5,062 9,946
Earned fees recognized (7,568) (5,757)
Unearned fee balance, end $ 1,683 $ 4,189
† Earned fees include fees earned from loans forgiven and monthly amortization fees on loans outstanding.
Loan Modifications
The CARES Act as extended by the Consolidated Appropriations Act of 2021, allowed financial institutions to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to the COVID-19 pandemic that would otherwise require evaluation as troubled debt restructurings (“TDR”) from March 1, 2020 to January

2, 2022 as long as the loan was not more than 30 days past due as of
December 31, 2019. The Company elected to use this guidance and started the modified loan process during the first quarter of 2020. As of
December 31, 2021, the Company had 6 loans with an outstanding balance of $17 million that were still under these modified terms.

Current Expected Credit Loss (“CECL”) Implementation
On January 1, 2022, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic

326): Measurement of Credit
Losses on Financial Instruments.”

Topic 326 replaces the incurred loss model for determining the allowance for credit losses (“ACL”),
formerly presented as the allowance for loan losses (“ALLL”).

The CECL approach requires immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. As a result, the new approach may accelerate the recording of credit losses
compared to the former, incurred loss model. The new standard does not change the credit risk of the Company’s loans or the ultimate losses
incurred by the Company on those loans. Topic 326 may result in increased volatility in the Company’s net income and capital levels due to
changes in the reasonable and supportable forecast of future economic conditions on a quarterly basis.

For information regarding our implementation process, refer to “ Note 1: Nature of Operations and Summary of Significant Accounting
Policies”
within the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

The Company adopted Topic 326 through a modified retrospective approach that results in a cumulative-effect adjustment to retained
earnings as of the day of adoption. The Company anticipates the January 1, 2022 ACL to be between $55 million and $61 million compared to $58 million as of December 31, 2021.

In addition, CECL applies to off-balance sheet credit exposures, such as unfunded lines of credit, financial guarantees not accounted
for as derivatives, and other unfunded loan commitments. The expected credit loss liability for off-balance sheet credit exposures is estimated
over the contractual period in which the Company is exposed to credit risk unless the obligation is unconditionally cancellable by the issuer.
The credit loss estimate for off-balance sheet credit exposure considers the likelihood that funding will occur and if funded, the related estimate of expected credit losses. Changes in the estimated credit loss are reported in the statement of income and the expected credit loss
estimate for unfunded commitments is reported as a liability on the balance sheet. Once a loan is funded, the expected credit loss for off-
balance sheet exposures will be transferred to the ACL.
The Company expects to record a $4 million to $8 million credit loss liability for off-balance sheet credit exposures. The credit loss
liability will result in a decrease to retained earnings, net of the deferred tax asset.

The change in the required ACL is primarily a result of: (i) consolidation of previously disaggregated loan pools, (ii) an increase in the
lookback period, and (iii) incorporation of reasonable and supportable forecasts. Under the incurred loss model, the Company disaggregated loans by risk ratings and loan categories. Under the CECL model, the Company’s pools were reduced and did not sub-segment by risk rating.
The change in the Company’s loan pools is expected to decrease the required reserve as of January 1, 2022. The incurred loss model’s look-
back period was short compared to the CECL methodology that requires the use of a full economic cycle. The change in the look-back period
is expected to decrease the required reserve. The application of forward-looking guidance is new under the CECL methodology. The
Company uses the unemployment rate guidance provided by the Federal

Reserve and reverts to an average unemployment rate outside of the forecast periods. The change in methodology does not materially impact the Company’s loans that were impaired as of December 31, 2021.
The reserve for unfunded commitments that are not unconditionally cancelable by the Company will be driven by: (i) The type of loan
commitment which are grouped using the same loan pools for the loan portfolio.

For example, the expected funding of residential
construction loans is expected to be higher than funding for energy loans; (ii)

changes in historical loss rates; (iii) qualitative factors;

and (iv)
average utilization rates.

Topic 326 eliminates the other than temporary impairment (“OTTI”) methodology on available-for-sale securities. The OTTI method
is replaced with an allowance and related credit loss expense. This allows subsequent increases in fair market value of the security to be
recognized by reducing the allowance and reversing previous credit loss expense recorded. The Company’s available-for-sale securities were
not materially impacted by Topic 326’s implementation.

We anticipate the implementation of Topic 326 will not have a material impact on our capital ratios. The Federal

Reserve System, the
Federal Deposit Insurance Corporation, and the Office of the Comptroller

of the Currency adopted a joint final rule for an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing the new CECL standard. For the first year of the transition, the Company may reduce the impact of CECL on retained earnings by 75%. For years two and three, the regulatory capital
schedules would continue to be adjusted based on declining amount of 25% each year.

Customer and Industry Concentrations
As of December 31, 2021, the Company’s top 20 customer relationships, represented approximately 27% or $1.2 billion of total
deposits. The majority of the $1.2 billion are money market deposit accounts. The Company believes that there are sufficient funding
sources, including on-balance sheet liquid assets and wholesale deposit options, so that an immediate reduction in these deposit balances would not be expected to have a detrimental effect on the Company’s financial position or operations.

For the year ended December 31, 2021, a significant portion of the

Company’s ATM and credit card interchange income was driven by companies that mobilized their workforce directly impacted by the

COVID-19 pandemic. These companies represented $5 million or 61% of the $8 million in ATM and credit card interchange income. We anticipate that the related non-interest income will fluctuate in the near term based on COVID-19 pandemic.

Update to 2021 Events Discussed in the Previous 10-K
Four of our branches are in areas that were impacted by severe, cold weather conditions in February and March of 2021. One branch
sustained water damage but did not impact operations or our ability to support our customers. In 2021, the Company repaired and replaced
the property and equipment impacted by the water damage. The related cost was primarily paid for by our insurance provider.

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
•

Changes in credit quality.
We present and discuss net interest income on a tax-equivalent basis. A tax-equivalent basis presents all income taxable at the same rate. For example, $100 of tax-exempt income would be presented as $126.58,

an amount that, if taxed at the statutory federal income tax rate of 21% would yield $100. We believe a tax-equivalent basis provides for improved comparability between the various earning assets.
For the fiscal year ended December 31, 2017 to the second quarter of 2019,

we operated in a rising interest rate environment. Our
yield on earning assets and cost of funds were driven by the rate environment. In

July 2019, interest rates started to decline and continued
through 2021. Our earning assets repriced quicker than our cost of funds, resulting in a lower net interest margin in 2019 and 2020. During
2021, the Company benefited from changes in our deposit mix, including an increase in non-interest-bearing deposits and a reduction in time deposits that improved our overall cost of funds. The reduced cost of funds was offset by reductions in earning-asset yields. A table showing
our three-year yield on earning assets and cost of funds is presented below:
For the Year Ended December 31,
2021 2020 2019
Yield on securities - tax equivalent (1) 2.90% 3.05% 3.35%
Yield on loans 4.02 4.26 5.52
Yield on earning assets - tax equivalent (1) 3.60 3.96 5.04
Cost of interest-bearing deposits 0.49 1.02 2.21
Cost of total deposits 0.40 0.85 1.89
Cost of FHLB and short-term borrowings 2.09 1.56 1.90
Cost of funds 0.50 0.92 1.90
Net interest margin - tax equivalent (1) 3.15% 3.13% 3.31%
(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is
21%.

The following table presents, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield earned and
rates paid:
For the Years Ended December 31,
2021 2020 2019
Average
Balance
Interest
Income /
Expense
Yield /
Rate (4)
Average
Balance
Interest
Income /
Expense
Yield /
Rate (4)
Average
Balance
Interest
Income /
Expense
Yield /
Rate (4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable $ 204,889 $ 3,955 1.93% $ 267,715 $ 6,058 2.26% $ 330,051 $ 9,627 2.92%
Securities - tax-exempt
(1)
518,058 16,981 3.28 447,324 15,745 3.52 390,908 14,533 3.72
Federal funds sold — — — 1,020 18 1.73 15,195 364 2.40
Interest-bearing deposits in other banks 389,893 502 0.13 179,978 621 0.35 139,538 2,689 1.93
Gross loans, net of unearned
income
(2)(3)
4,340,791 174,660 4.02 4,310,345 183,738 4.26 3,468,079 191,527 5.52
Total interest-earning assets (1) 5,453,631 $ 196,098 3.60% 5,206,382 $ 206,180 3.96% 4,343,771 $ 218,740 5.04%
Allowance for loan losses (73,544) (68,897) (42,015)
Other noninterest-earning assets 211,384

220,994

198,008

Total assets $ 5,591,471 $ 5,358,479 $ 4,499,764
Interest-bearing liabilities

Transaction deposits $ 608,063 $ 1,152 0.19% $ 447,777 $ 1,696 0.38% $ 146,109 $ 1,742 1.19%
Savings and money market deposits 2,338,315 8,225 0.35 1,993,964 14,033 0.70 1,676,417 35,385 2.11
Time deposits 812,774 9,146 1.13 1,155,492 20,856 1.80 1,243,304 30,541 2.46
Total interest-bearing deposits 3,759,152 18,523 0.49 3,597,233 36,585 1.02 3,065,830 67,668 2.21
FHLB and short-term borrowings 279,379 5,840 2.09 417,956 6,508 1.56 366,577 6,959 1.90
Trust preferred securities, net of fair
value adjustments 982 96 9.76 939 106 11.34 899 147 16.34
Noninterest-bearing deposits 876,309 — — 684,294 — — 512,142 — —
Cost of funds 4,915,822 $ 24,459 0.50% 4,700,422 $ 43,199 0.92% 3,945,448 $ 74,774 1.90%
Other liabilities 35,447 43,331 25,708
Stockholders’ equity 640,202

614,726

528,608

Total liabilities and stockholders’ equity $ 5,591,471 $ 5,358,479 $ 4,499,764
Net interest income (1) $ 171,639

$ 162,981

$ 143,966

Net interest spread (1) 3.10% 3.04% 3.14%
Net interest margin (1) 3.15% 3.13% 3.31%
(1)
Calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21%.
(2)
Loans, net of unearned income includes non-accrual loans of $31 million, $75 million and $40 million as of December 31, 2021, 2020 and 2019, respectively.
(3)

Loan interest income includes loan fees of $18 million, $14 million and $9 million in 2021, 2020 and 2019, respectively.
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
2021 over 2020
Average Volume Yield/Rate Net Change (2)
(Dollars in thousands)
Interest Income
Securities - taxable $ (1,297) $ (806) $ (2,103)
Securities - tax-exempt (1) 2,364 (1,128) 1,236
Federal funds sold (18) - (18)
Interest-bearing deposits in other banks 437 (556) (119)
Gross loans, net of unearned income 1,294 (10,372) (9,078)
Total interest income
(1)
2,780 (12,862) (10,082)
Interest Expense
Transaction deposits 483 (1,027) (544)
Savings and money market deposits 2,092 (7,900) (5,808)
Time deposits (5,193) (6,517) (11,710)
Total interest-bearing deposits (2,618) (15,444) (18,062)
FHLB and short-term borrowings (2,518) 1,850 (668)
Trust preferred securities, net of fair value adjustments 5 (15) (10)
Total interest expense (5,131) (13,609) (18,740)
Net interest income
(1)
$ 7,911 $ 747 $ 8,658
(1) Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is
21%.
(2)
The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Interest Income -
Interest income declined for the twelve months ended December 31, 2021 compared to the same period in 2020. Lower
yields on earning assets were driven by a decline in the interest rate environment in the first half of 2020 which persisted in 2021 and
increased competition driven by a surge in deposits in 2021. The decline in asset yields was partially offset by year-over-year loan growth
and PPP loan income. PPP loan fees and interest income improved the earning asset yield by 4 basis points for the year ended December

31,
2021.

The Company currently anticipates loan yields to increase in 2022 due to anticipated rate hikes by the Federal Open Market
Committee.
Interest Expense -
Interest expense declined for the twelve months ended December 31, 2021 compared to the same period in 2020. The
cost of interest-bearing deposits declined due to strategic rate changes in our deposit products driven by the declining rate environment. The average volume for interest-bearing deposits declined primarily because of time deposit maturities and current rates on time deposits.
Average FHLB and other borrowings declined compared to 2020, as the

Company’s increase in cash offset the need to renew or increase these borrowings. The increase in the cost of FHLB borrowings was the result of $771 thousand in prepayment penalties related to $40
million of FHLB borrowings. In addition, the increase in the cost of funds was impacted by short-term duration borrowings with lower rates
that matured in 2020 and were not renewed. We currently anticipate our cost of funds will increase due to expected increases in the interest
rate environment although that may be offset by a greater mix of non-interest-bearing deposits based on current trends.
Net Interest Income -
Net interest income increased for the twelve months ended December 31, 2021 compared to the same period in
2020.

The increase in net interest income was driven by reductions in interest-bearing deposit rates as well as a reduction in time deposits
which was partially offset by lower rates on earning assets. Reductions in earning asset yields were offset by reductions in the cost of interest-bearing liabilities that resulted in a $747 thousand increase in net interest income.

We currently expect the net interest margin to
remain flat or slightly increase in 2022 as the Company anticipates earning assets to reprice faster than interest bearing liabilities in a rising rate environment.

Our expected margin may continue to be impacted by the COVID-19 pandemic, placing loans on non-accrual status,
including loans with deferred payments, and changes in competition.

$3,679
$6,083
$8,707
$11,733
$13,660
0.15%
0.17%
0.19%
0.22%
0.24%
2017 2018 2019 2020 2021
Noninterest Income Trend (dollars in thousands)
Total noninterest income Noninterest income to average assets
Impact of Transition

Away from LIBOR
The Company had more than $1.3

billion in loans tied to LIBOR at December 31, 2021. Starting in October 2021,

the Company began
limiting loans originated using the LIBOR index. For current borrowers,

the Company is modifying loan document language to account for the transition away from LIBOR as loans renew or originate. The Company plans to replace LIBOR-based loans with the Secured Overnight
Financing Rate (“SOFR”).

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

Noninterest Income

The components of noninterest income were as follows for the periods shown:
For the Year Ended December 31,
Change
2021 2020 $ %
(Dollars in thousands)
Service charges and fees on customer accounts $ 4,580 $ 2,803 $ 1,777 63%
Realized gains on available-for-sale securities 1,023 1,704 (681) (40)
Gains (losses), net on equity securities (6,325) 47 (6,372) (13,558)
Income from bank-owned life insurance 3,483 1,809 1,674 93
Swap fees and credit valuation adjustments, net 275 (204) 479 (235)
ATM and credit card interchange income 7,996 4,379 3,617 83
Other non-interest income 2,628 1,195 1,433 120
Total non-interest income $ 13,660 $ 11,733 $ 1,927 16%
The changes in noninterest income were driven by the following:
Service charges and fees on customer accounts -
This category includes account analysis fees offset by a customer rebate program. The
increase for the year ended December 31, 2021 compared to 2020 was driven by a decline in costs associated with our rebate program, including a reduction in the funded balance and reduction in rates used. In addition, customer growth and an increase in outstanding balances improved account analysis fees.
Realized gains on available-for-sale securities –

The Company sells available-for-sale securities for strategic reasons including capitalizing
on attractive market conditions, improving the credit quality of the security portfolio,

or for tax purposes,

primarily to offset capital losses.
The realized gains on available-for-sale securities declined from 2020 to 2021 primarily due to a lower number of securities being sold. In
2020,

sales were made to capitalize on attractive market conditions and improve credit quality.

In 2021, the Company sold securities for tax
purposes and to capitalize on attractive market conditions.
Gains (losses), net on equity securities –
During 2021, the Company recorded a $6 million loss related to an equity investment received as
part of a modified loan agreement in 2020. The Company elected to account for this security at cost less impairment, unless an orderly
transaction for an identical or similar investment of the same issuer occurred that would result in an updated fair market value. During 2021,
significant adverse changes in market conditions for the investment resulted in the investment being sold below its book value. Refer to the
“Equity Securities” section in Note 3: Securities

within the Notes to the Consolidated Financial Statements for additional information.
Income from bank-owned life insurance –
The increase for the year ended December 31, 2021 compared

to 2020 was due to the Company
recognizing $2 million in tax-free death benefits from a bank-owned life insurance poli cy in 2021 compared to $0 of such proceeds for 2020.
Swap fee income, net -
Swap fee income, net, includes both swap fees from the execution of new swaps and the credit valuation adjustment
(“CVA”). Swap fees on new swaps depend on the size and term of the underlying asset. During 2020, a borrower with a back-to-back swap
was downgraded and resulted in a $300 thousand loss related to the CVA. During

2021, the same borrower chose to eliminate its back-to-
back swap, resulting in reversal of the CVA adjustment made in 2020.
ATM and credit card interchange income - The increase in ATM and credit card interchange income for the year ended December 31,
2021

compared to 2020 was primarily the result of customers that mobilized their workforce directly impacted by the COVID-19 pandemic.
The Company anticipates the credit card activity and related income will continue to fluctuate in connection with changes in COVID-19
cases and the COVID-19 vaccine rollout.
Other non-interest income -
The increase in other non-interest income for the year ended December

31, 2021 compared to 2020 was
primarily related to a $809 thousand increase in state employment incentives received during 2021. We expect to continue to receive the
incentives quarterly going forward for three years, but at significantly lower amounts. The Company also saw a $374 thousand increase in
letter of credit and foreign exchange fees for the period ended December 31, 2021 compared to 2020.

61%
10%
4% 4%
4%
0%
17%
58%
9%
4%
4%
4%
7%
14%
Salary & benefits Occupancy Deposit insurance Professional fees Software &
communication
Goodwill
impairment
Other
Breakout of Noninterest Expense
12/31/2021 12/31/2020
$62,089
$85,755
$87,640
$99,968
$99,382
2.53%
2.45%
1.95%
1.87%
1.78%
2017 2018 2019 2020 2021
Noninterest Expense (dollars in thousands)
Total noninterest expense Noninterest expense to average assets
Noninterest Expense

The components of noninterest expense were as follows for the periods indicated:
For the Year Ended December 31,
Change
2021 2020 $ %
(Dollars in thousands)
Salary and employee benefits $ 61,080 $ 57,747 $ 3,333 6%
Occupancy 9,688 8,701 987 11
Professional fees 3,519 4,218 (699) (17)
Deposit insurance premiums 3,705 4,301 (596) (14)
Data processing 2,878 2,719 159 6
Advertising 2,090 1,219 871 71
Software and communication 4,234 3,750 484 13
Foreclosed assets, net 697 1,239 (542) (44)
Goodwill impairment - 7,397 (7,397) (100)
Other non-interest expense 11,491 8,677 2,814 32
Total non-interest expense $ 99,382 $ 99,968 $ (586) (1) %
The changes in noninterest expense were driven by the following:
Salary and Employee Benefits -
Salary and employee benefit costs increased for the year ended December

31, 2021

compared to 2020
primarily due to increased hiring for market expansion and an increase in anticipated payouts for performance-based awards that resulted from improved earnings and asset quality metrics. In addition, the Company recognized $719 thousand in expense during 2021 due to
accelerated vesting of stock-based awards and the annual incentive award of a former employee. We currently anticipate salary and employee benefit costs to increase in 2022 due to new market locations, merit increases and additional hiring.
Occupancy -
Occupancy costs increased for the period ended December 31, 2021 compared to 2020 primarily due to our new locations in
the rapidly growing Frisco, Texas market and Phoenix, Arizona market and our more prominent location on the Country Club Plaza, in
Kansas City, Missouri.

We currently anticipate occupancy costs to increase slightly in 2022 as a result of an additional location in the Dallas
market.
Professional Fees -
Professional fees decreased for the year ended December 31, 2021 compared to the same corresponding period in 2020
primarily from a reduction in legal fees related to PPP loan originations and loan workouts.
Deposit Insurance Premiums -
The FDIC uses a risk-based premium system to calculate the quarterly fee.

Our costs fluctuate because
of changes in asset growth, changes in asset quality and changes in capital ratios.

During 2021, the Company benefited from improved
earnings that increased average tangible equity while average assets remained flat between 2020 and 2021.
Advertising - The

increase in advertising costs was driven by increased in-person events for the year ended December 31, 2021 compared
to 2020 because of COVID-19 pandemic restrictions being lifted.
Software and Communication -
The increase was driven by our continued strategy to invest in technologies that allow us to cover beginning-to-end loan originations, provide customers with a suite of online tools and analyze operational trends. In addition to the growing
number of technologies implemented, a portion of the increase in costs was due to our growth. We currently anticipate our software and
communication costs to increase in 2022 as we continue adding and implementing new software products that improve our customer’s
experience.
Foreclosed Assets, net -
The decrease in foreclosed assets, net for the year ended December 31, 2021 compared to 2020 resulted from the
Company selling a commercial use facility foreclosed upon in 2020 during

2021 at a loss that was slightly offset by the sale of raw land acquired in 2019 at a gain. During the year ended December 31, 2020, the

Company sold industrial facilities acquired in 2019 that resulted in a $844 thousand loss and impaired raw land acquired in 2019.
Goodwill Impairment -
The Company performed an interim review for goodwill impairment in 2020. A quantitative review was performed on the Tulsa market reporting unit and resulted in a $7 million impairment.

Refer to
Note 6: Goodwill and Core Deposit
Intangible

within the Notes to the Financial Statements for more information.

Other noninterest expense -
Year-over-year changes included a $2 million increase in commercial card costs as a result of our growing
customer base and increased use as a result of the COVID-19 pandemic.

In addition, insured cash sweep (“ICS”) deposits increased in 2021 from 2020, which drove related fees higher.

Income Taxes
Our income tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits and permanent tax differences from equity-based compensation. Detail behind the differences between the statutory rate and effective tax rate for the years ended December 31, 2021, 2020 and 2019 is provided in Note 11: Income Taxes within the Notes to the Consolidated Financial Statements.

The December 31, 2020 effective tax rate increase from December 31,

2019 was due to the non-taxable, goodwill impairment in 2020 and a state tax credit received in 2019. The 2021 income tax expense was impacted by a $71.7 million increase in income before income
taxes that increased taxes at the statutory rate by $15 million. The tax-exempt benefit diminishes as the Company’s ratio of taxable income to
tax-exempt income increases. We currently anticipate the effective tax rate to increase slightly in 2022. A three-year trend of our income tax
and effective tax rate is presented below:
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Income tax expense (benefit) $ 17,556 $ 2,713 $ 4,138
Income before income taxes $ 86,969 $ 15,314 $ 32,611
Effective tax rate 20% 18% 13%
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
Our loan portfolio consists of various types of loans, primarily made up of commercial and commercial real estate loans. Commercial
loans are generally paid back through normal business operations. Commercial real estate loans, which include both construction and limited term financing are typically paid back through normal income from operations,

the sale of the underlying property or refinancing by other
institutional sources. Most of our loans are made to borrowers within the states we operate,

which include Kansas, Missouri, Oklahoma,
Arizona and Texas. In addition, we occasionally invest in syndicated shared national credits and loan participations.

Gross loans, net of unearned income declined $186 million from the prior year to $4.3 billion as of December 31, 2021. Our
commercial loan portfolio increased by $63 million or 5% as a result of approximately $678 million in loan originations and drawdowns that were able to offset commercial loan paydowns.

Our commercial real estate loans experienced growth of $102 million or 9%. This was driven by strong originations of approximately $318 million and approximately

$108 million of loans that completed construction and were
transferred into our commercial real estate portfolio from the construction and land development portfolio.

Residential and multifamily real
estate decreased $80 million or 12% driven by payoffs of several, larger credit facilities.

Energy loans decreased $66 million or 19%
primarily due to paydowns on outstanding lines of credit and management’s strategy to lower our energy loan concentration. Gross loans
included $65 million and $292 million of PPP loans at December 31, 2021 and 2020, respectively. As of December 31, 2021, loan yields declined to 4.02% compared to 4.26% in the prior year, primarily as a result of lower interest rates from adjustable rate loan movements in
LIBOR and Prime.
As of December 31, 2021, PPP loans made up approximately 1% of the total portfolio, representing

$65 million in loans. Refer to the
COVID-19 Pandemic Impact

located in Management’s Discussion and Analysis section above for additional information regarding PPP loans.
The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated:
As of December 31,
2021 2020 2019
Amount
% of
Loans Amount
% of
Loans Amount
% of
Loans
(Dollars in thousands)
Commercial $ 1,401,681 33% $ 1,338,757 30% $ 1,356,817 35%
Energy 278,860 7 345,233 8 408,573 11
Commercial real estate 1,281,095 30 1,179,534 26 1,024,041 27
Construction and land development 578,758 14 563,144 13 628,418 16
Residential and multifamily real estate 600,816 14 680,932 15 398,695 10
PPP 64,805 1 292,230 7 — —
Consumer 63,605 1 55,270 1 45,163 1
Gross loans 4,269,620 4,455,100 3,861,707
Less: unearned income 13,407

13,203

9,463

Gross loans (net of unearned income) $ 4,256,213 100% $ 4,441,897 100% $ 3,852,244 100%
For a description of the Company’s loan segments refer to the “Loan Portfolio

Segments” section within
Note 4: Loan and Allowance
for Loan Losses

within the Notes to the Consolidated Financial Statements.

Real Estate Loans
Our real estate portfolio is comprised of construction and development loans, residential family and multifamily loans and commercial real estate loans. A breakdown of our real estate portfolio by type and by geography (based upon location of collateral) as of December 31,
2021

and 2020 is presented below:
(1)
Fiscal Year 2020 percentage rates were updated to ensure comparability between the two periods. The updated percentages include
all real estate loans.
(1)
Fiscal Year 2020 percentage rates were updated to ensure comparability between the two periods. The updated percentages include
all real estate loans.

Commercial Loans
The Company provides a mix of variable- and fixed-rate commercial loans across various industries. We extend commercial loans on an unsecured and secured basis. Unsecured commercial loan balances totaled $126 million or 3% of the total loan portfolio as of
December 31, 2021.
A breakdown of the Company’s commercial loan portfolio as of December 31, 2021 and 2020 by industry is provided below:
(1)
Fiscal Year 2020 percentage rates were updated to ensure comparability between the two periods. The updated percentages represent
reclassifications based on two digit North American Industry Classification System codes.

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
As of December 31, 2021
Due after one year Due after five years
Due in one year or less through five years through fifteen years Due after fifteen years
Fixed Adjustable Fixed Adjustable Fixed Adjustable Fixed Adjustable
Rate Rate Rate Rate Rate Rate Rate Rate Total
(Dollars in thousands)
Commercial $ 63,584 $ 284,678 $ 258,493 $ 604,246 $ 41,225 $ 129,455 $ 20,000 $ — $ 1,401,681
Energy 107 88,442 11,177 179,134 — — — — 278,860
Commercial real estate 68,571 114,087 306,820 463,858 130,624 186,254 — 10,881 1,281,095
Construction and land development 6,914 88,760 33,509 371,370 22,194 24,003 1,866 30,142 578,758
Residential and multifamily real
estate 31,133 86,275 47,819 81,729 96,556 12,286 1,210 243,808 600,816
PPP 3,760 — 61,045 — — — — — 64,805
Consumer 19,238 15,811 2,674 3,779 — 19,750 — 2,353 63,605
Gross loans $ 193,307 $ 678,053 $ 721,537 $ 1,704,116 $ 290,599 $ 371,748 $ 23,076 $ 287,184 $ 4,269,620

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
For information regarding the Company’s charge-offs and recoveries for the years ended December 31, 2021, 2020, and 2019, refer to
“Note 4: Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements.

Prior to 2020, loans risk rated substandard or lower were considered impaired and evaluated on an individual basis. For the years
ended December 31, 2020 and 2021, loans risk rated substandard, on accrual and not a TDR, were evaluated collectively. The change in
approach provided a better estimate of potential losses inherent in the substandard portfolio.

The December 31, 2021 ALLL decreased $17 million or 22% from the prior year. The year-over-year change in the ALLL was the result of $13 million of net charge-offs and $4 million release of reserves. The Company upgraded approximately $380 million of loans
during the period ended December 31, 2021 and downgraded approximately

$122 million of loans during the same period. Risk rating
changes resulted in a $10 million reduction in the required reserve for 2021.

The December 31, 2020 ALLL increased $18 million or 32% from the prior year. The year-over-year change in the ALLL was the result of $38 million of net charge-offs offset by a $57 million increase in our provision. The Company downgraded approximately
$843 million of loans between December 31, 2019 and 2020. Downgrades primarily resulted from the COVID-19 pandemic, lower economic
activity and lower oil and gas prices. In addition, substandard, accruing loans not considered a TDR totaled $187 million at December 31,
2020 compared to $40 million at December 31, 2019.
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

Grade Migration
Loan categories significantly impacted by grade changes are discussed below.
Energy

– Approximately $119 million of energy loans had a risk rating upgrade for the year ended December 31, 2021. In addition, the energy portfolio decreased by $66 million in 2021. These changes were the result of higher oil prices and overall market condition improvements. The improvements above resulted in an $9 million reduction in the required reserve for 2021.

The increase in supply realized during the first quarter of 2020 and decrease in demand for oil and natural gas created by the COVID-
19 pandemic placed considerable pricing volatility and uncertainty in the market for the year ended December 31, 2020. As a result, $254 million of energy loans were downgraded, including $83 million downgraded to substandard and accruing in 2020. The downgrades
increased the December 31, 2020 ALLL by approximately $11 million, including $8 million related to loans downgraded to substandard and accruing.
Commercial Real Estate (“CRE”)

- The improved market conditions in 2021

positively impacted our CRE borrowers. During the
year-ended December 31, 2021, approximately $150 million

of CRE loans were upgraded and approximately $95 million were downgrade

d.
The upgrades decreased the ALLL by approximately $5 million for 2021. The improved credit quality of the CRE portfolio was offset by loan growth driven by strong originations and customer drawdowns on lines of credit that increased the ALLL by approximately $3 million.

The decline in economic activity in 2020 impacted our CRE borrowers. During the year ended December 31, 2020, the Company
downgraded $336 million of CRE loans, including $196 million downgraded to watch, within our pass rated loan category, and $58 million downgraded to substandard and accruing. The downgrades increased the December

31, 2020 ALLL by approximately $8 million, including
$6 million related to loans downgraded to substandard and accruing.

Commercial

- The increase in economic activity in 2021 compared to 2020 improved demand for our borrowers’ products and
services. As a result, approximately $110 million of commercial loans were upgraded,

partially offset by $21 million that were downgraded.
The improved credit quality reduced the ALLL by $2 million, partially offset by commercial loan growth that increased the ALLL.

The decline in economic activity in 2020 significantly impacted supply and demand for our borrowers’ products and services. As a
result, $232 million of commercial loans were downgraded, including

$56 million of loans listed as substandard and accruing. The downgrades increased the ALLL by approximately $6 million from December 31, 2019 to December 31, 2020.
Charge-offs and Recoveries
The below table provides the ratio of net charge-offs (recoveries) during the period to average loans outstanding based on our loan
categories:
For the Period Ended December 31,
2021 2020 2019
Commercial 0.96% 2.04% 0.64%
Energy 0.32 1.34 0.64
Commercial real estate — 0.14 0.05
Construction and land development — — —
Residential and multifamily real estate (0.06) 0.07 —
PPP — — —
Consumer (0.01) 0.22 0.04
Total net charge-offs to average loans 0.30% 0.89% 0.31%
For the year ended December 31, 2021, charge-offs primarily related to three commercial borrowers that were unable to support their debt obligations and one energy loan. The energy charge-off related to the sale of collateral from a borrower that filed for bankruptcy in a
previous year. Recoveries totaled $703 thousand as of December 31, 2021 and were primarily related to a commercial loan and a residential real estate loan that were previously charged-off in 2020.
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
Impaired Loans and Other Factors
For the year ended December 31, 2021, the impaired loan portfolio decreased $65 million compared to December 31, 2020. The
reserve on the impaired loan portfolio decreased $4 million driven by paydowns and risk rating upgrades. Changes in qualitative and quantitative rates on pass rated loans decreased the ALLL by $1 million due to improved general economic conditions offset by balance increases on pass rated loans that increased the ALLL by $5 million.

For the year ended December 31, 2020, the impaired loan portfolio increased the ALLL by $7 million after taking out the impact of
the charge-offs mentioned above. Changes in qualitative and quantitative rates on pass rated loans increased the ALLL by $6 million
primarily due to an increase in 2020 charge-offs that impacted the historical charge

-off ratios and declines in economic activity offset by
balance reductions on pass rated loans that decreased the ALLL by $4 million.

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire
allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance to specific loan categories for the periods indicated:
For the Period Ended December 31,
2021 2020 2019
$ % $ % $ %
(Dollars in thousands)
Commercial $ 20,352 35% $ 24,693 33% $ 35,864 63%
Energy 9,229 16 18,341 24 6,565 12
Commercial real estate 19,119 33 22,354 29 8,085 14
Construction and land development 3,749 6 3,612 5 3,516 6
Residential and multifamily real estate 5,598 9 5,842 8 2,546 4
PPP — — — — — —
Consumer 328 1 453 1 320 1
Total allowance for loan losses $ 58,375 100% $ 75,295 100% $ 56,896 100%
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
and Allowance for Loan Losses . For information on TDRs, refer to “Troubled Debt Restructurings” section in Note 4: Loans and Allowance for Loan Losses

within the Notes to the Consolidated Financial Statements.

At December 31, 2021, nonperforming assets decreased $46 million or 58%

from December 31, 2020 due primarily to upgrades and
pay offs in the commercial and energy portfolios. As of December 31, 2021, 49% of nonperforming assets related to energy credits

that were
significantly impacted by lower oil prices over the past few years.

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
Notes to the Consolidated Financial Statements.

The following table presents the Company’s nonperforming assets for the dates indicated:
For the Period Ended December 31,
2021 2020 2019
(Dollars in thousands)
Nonaccrual loans $ 31,432 $ 75,051 $ 39,675
Loans past due 90 days or more and still accruing 90 1,024 4,591
Total nonperforming loans 31,522 76,075 44,266
Foreclosed assets held-for-sale 1,148 2,347 3,619
Total nonperforming assets $ 32,670 $ 78,422 $ 47,885
ALLL to total loans 1.37% 1.70% 1.48%
ALLL to nonaccrual loans 185.72 100.33 143.41
ALLL to nonperforming loans 185.19 98.98 128.54
Nonaccrual loans to total loans 0.74 1.69 1.03
Nonperforming loans to total loans 0.74 1.71 1.15
Nonperforming assets to total assets 0.58% 1.39% 0.97%
During the year ended December 31, 2021, $2 million of interest income was recognized related to the $31 million in nonaccrual loans above. If the loans had been current in accordance with their original terms and had been outstanding through the period or since inception, the gross interest income that would have been recorded for the year ended December 31, 2021 would have been $3 million.

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
The decrease in the balance of December 31, 2021 loans past due between 30 and 89 days was driven by improved market conditions
and improved credit quality metrics during 2021 as classified assets decreased

$209 million and the ratio of allowance for loan losses to total loans decreased to 1.37%

from 1.70%

in the prior year. The improvements in credit metrics were primarily driven by upgrades in

COVID-19
impacted segments and the energy portfolio.

The Company continually analyzes economic and other factors including the impact of the COVID-19 pandemic and changes in oil
and gas prices among other considerations.

Our discussion regarding grade migration is provided within the “allowance for loan losses”
section above.

$702
$662
$739
$655
$746
3.85%
3.62%
3.35%
3.05%
2.90%
2017 2018 2019 2020 2021
Investment Portfolio ($M)
Total debt securities Yield on securities (FTE)
The following table summarizes our loans past due 30 - 89 days, classified assets and related ratios:
For the Period Ended December 31,
2021 2020 2019
(Dollars in thousands)
Loan Past Due Detail
30 - 59 days past due $ 1,671 $ 10,137 $ 6,292
60 - 89 days past due 1,858 7,941 530
Total 30 - 89 days past due $ 3,529 $ 18,078 $ 6,822
Loans 30 - 89 days past due / gross loans 0.08% 0.41% 0.18%
Classified Loans
Substandard - performing $ 47,275 $ 211,008 $ 47,221
Substandard - nonperforming 28,879 70,734 34,192
Doubtful 2,554 4,315 5,483
Loss — — —
Total classified loans 78,708 286,057 86,896
Foreclosed assets held for sale 1,148 2,347 3,619
Total classified assets $ 79,856 $ 288,404 $ 90,515
Classified loans / (total capital + ALLL) 10.8% 40.9% 13.2%
Classified assets / (total capital + ALLL) 11.0% 41.2% 13.7%
ALLL to total loans 1.37% 1.70% 1.48%
Net charge-offs to average loans 0.30% 0.89% 0.31%
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
At December 31, 2021, available-for-sale debt securities increased $91 million or 14% from the prior year-end. During 2021, the
Company purchased $117 million of tax-exempt municipal securities and $108 million of mortgage-backed securities primarily to utilize
liquidity and increase the Company’s interest-earning assets.
As part of management’s investment strategy during 2020, the Company chose not to replace all the cash flows associated with
mortgage-backed security prepayments and realized gains from selling securities that were adversely impacted by the COVID-19 pandemic or at risk of possible downgrades. Securities showing signs of credit stress, faster prepayments and low reinvestment yield options were
analyzed to ensure adequate levels of risk were maintained within the portfolio.
During 2019, the investment portfolio increased to manage our liquidity position. In 2018, the investment portfolio declined from the prior year as we moved liquid assets to support higher yielding assets. Prior to fiscal year

2018, we purchased securities of states of the U.S.
and political subdivisions as part of our tax and liquidity strategies.

For information related to the book value and fair value of our available

-for-sale securities at December 31, 2021 and 2020 refer to the
“Available-for-Sale Securities” segment in Note 3: Securities within the Notes to the Consolidated Financial Statements. For information related to the investment maturity schedule and weighted average yield for each range of maturities refer to the “Maturity Schedule” segment in Note 3: Securities

within the Notes to the Consolidated Financial Statements.

Bank-Owned Life Insurance (“BOLI”)
The Company maintains investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain
employees and as a tax planning strategy. The increase in yield in 2021 was primarily due to the Company recognizing $2 million in tax-free
death benefits from a bank-owned life insurance policy. The decline in yield between

December 31, 2019 and December 31, 2020 was
attributable to the insurance carrier’s underlying investments and operating costs that decreased overall income on the underlying asset.
The following table provides the balance of BOLI income earned and tax-equivalent yield for the periods indicated:
As of or For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Ending balance $ 67,498 $ 67,498 $ 65,689
Income earned $ 3,483 $ 1,809 $ 1,878
Tax-equivalent yield (1) 6.4% 3.4% 3.6%
(1) Tax exempt income is calculated on a tax-equivalent basis. BOLI income is exempt from federal and state taxes. The incremental tax rate used is 24.7%
between 2019 and 2021.
Deposits
Deposits come through our markets as well as through participation in certain wholesale programs. The Company offers a variety of
deposit products including non-interest-bearing demand deposits and interest-bearing deposits that include transaction accounts (including
NOW accounts), savings accounts, money market accounts, and certificates of deposit. The Bank also acquires brokered deposits, internet
subscription certificates of deposit, and reciprocal deposits through the Intrafi Network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) program. The Company is a member of the Intrafi
Network which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently
$250 thousand. The Intrafi Network allows institutions to break large deposits into smaller amounts and place them in a network of other
Intrafi Network institutions to ensure full FDIC insurance is gained on the entire deposit.

$2,303
$3,208
$3,924
$4,695
$4,684
0.99%
1.44%
1.89%
0.85%
0.40%
2017 2018 2019 2020 2021
Total Deposits ($M) and Cost of Deposits
Total deposits Cost of deposits
Deposit accounts are added by loan cross-selling, client referrals and involvement within our community.

At December 31, 2021, deposits decreased $11 million or less than 1% from the prior year-end. Non-interest-bearing deposits
increased $445 million or 62% from December 31, 2020 to December

31, 2021. The increase in non-interest-bearing deposits was driven by approximately $350 million of increased deposits from current customers and approximately $363 million from new deposit relationships, offset by deposit withdrawals.

At December 31, 2021, non-interest-bearing deposits represented 25%

of total deposits. Savings and money
market deposits increased $205 million as of December 31, 2021 as a result of both new deposit relationships and increased deposits from current customers. Transaction deposits and time deposits decreased by $242 million and $419 million, respectively. The significant decrease
in time deposits resulted from the low interest rate environment. Approximately $794 million of time deposits matured in 2021, offset by
$394 million of new and renewed time deposits. As a result of the change in deposit mix and reduction of deposit interest rates, the

Company
improved the overall cost of deposits, which declined 45 basis points compared to December 31, 2020.
During 2020, deposits grew $771 million or 20% from the prior year. Deposit growth was driven by demand in our ICS deposit
product that increased $516 million from the prior year. The ICS product provided customers with the ability to manage their cash flow
during the COVID-19 pandemic while providing insurance. In addition,

our interest-bearing checking accounts saw higher demand due to
PPP loan fundings. Compared to 2019, time deposits declined by $196 million or 16% and money market deposits declined by $52 million as
customers moved into more attractive products.

The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits:
As of December 31,
2021 2020 2019
Amount % Amount % Amount %
(Dollars in thousands)
Noninterest-bearing deposits $ 1,163,224 25% $ 718,459 15% $ 521,826 13%
Transaction deposits 536,225 12 778,124 17 259,435 7
Savings and money market deposits 2,359,761 50 2,154,675 46 1,902,752 48
Time deposits
(1)
624,387 13 1,043,482 22 1,239,746 32
Total deposits $ 4,683,597 100% $ 4,694,740 100% $ 3,923,759 100%
Total uninsured deposits (2) $ 2,413,533 $ 2,223,586 $ 1,873,794
(1)
Includes $91 million, $188 million and $392 million of brokered deposits, representing

15%, 18% and 32% of time deposits for the years ended December

31, 2021, 2020 and
2019, respectively.
(2)
Based on estimated amounts of uninsured deposits and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements.

The following table sets forth the maturity of time deposits as of December

31, 2021:
As of December 31, 2021
Three Months or Less Three to Six Months Six to Twelve Months After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $ 70,936 $ 23,688 $ 117,376 $ 18,066 $ 230,066
Time deposits below FDIC insurance limit 105,591 74,352 146,266 68,112 394,321
Total time deposits $ 176,527 $ 98,040 $ 263,642 $ 86,178 $ 624,387
As of December 31, 2021, the Company had approximately $2.4

billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions
used for the Bank’s regulatory requirements. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.

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
As of December 31,
2021 2020 2019
Amount
Weighted Average
Interest Rate Amount
Weighted Average
Interest Rate Amount
Weighted Average
Interest Rate
(Dollars in thousands)
Repurchase agreements $ — — % $ 2,306 0.15% $ 14,921 1.00%
FHLB borrowings
(1)
236,600 1.92 293,100 1.78 358,743 1.84
Trust preferred securities
(2)
1,009 1.94 963 1.96 921 3.63
Total other borrowings
$ 237,609 1.92% $ 296,369 1.77% $ 374,585 1.81%
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
For the Year Ended December 31,
2021 2020 2019
Maximum
Amount
Outstanding at
Any Month End
Average
Amount
Weighted
Average
Interest
Rate
Maximum
Amount
Outstanding at
Any Month End
Average
Amount
Weighted
Average
Interest
Rate
Maximum
Amount
Outstanding at
Any Month End
Average
Amount
Weighted
Average
Interest
Rate
(Dollars in thousands)
Repurchase agreements $ 6,218 $ 1,821 0.15% $ 57,259 $ 32,265 0.49% $ 72,048 $ 43,845 1.32%
Federal funds purchased — — — 30,000 2,589 0.19 25,000 672 1.96
Federal reserve discount window — — — 15,000 1,055 0.24 — — —
FHLB borrowings (1) 293,100 277,558 2.10 470,659 382,047 1.66 388,743 322,060 1.98
Trust preferred securities $ 1,009 982 5.05 $ 963 939 11.34 $ 921 899 16.34
Total other borrowings $ 280,361 2.10% $ 418,895 1.58% $ 367,476 1.93%
(1) Includes FHLB advances and FHLB line of credit.

Liquidity and Capital Resources
Contractual Obligations and Off-Balance Sheet Arrangements
The Company is subject to contractual obligations made in the ordinary course of business. The obligations include deposit liabilities, other borrowed funds, and operating leases. Refer to Note 10: Borrowing Arrangements within the Notes to the Consolidated Financial
Statements for a listing of our December 31, 2021 significant contractual cash obligations to third parties on debt obligations. Refer to

Note
18: Operating Leases

within the Notes to the Consolidated Financial Statements for a summary of our contractual cash obligations to third
parties on lease obligations.

As a financial services provider, the Company is a party to various financial instruments with off-balance sheet risks, such as
commitments to extend credit.

Off-balance sheet arrangements represent the Company’s future cash requirements.

However, a portion of
these commitments may expire without being drawn upon. Refer to Note 21: Commitments and Credit Risk within the Notes to the
Consolidated Financial Statements for a listing of our December 31, 2021 off-balance sheet arrangements.

The Company’s short-term and long

-term contractual obligations, including off-balance

sheet obligations, may be satisfied through
our on-balance sheet and off-balance sheet liquidity

discussed below.

Liquidity
Liquidity is the ability to generate adequate amounts of cash from depositors,

stockholders, profits or other funding sources, to meet
our needs for funding, including payments to borrowers, operational costs, capital requirements and other strategic cash flow needs.

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
Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan portfolio and security portfolio, increases in client deposits and wholesale deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-
term or long-term basis.
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended
December 31, 2021 and 2020. As of December 31, 2021, we had cash and cash equivalents of $483 million compared to $409 million at

December 31, 2020. The change in cash and cash equivalents was due to an $88 million increase in cash provided by operating activities, a
$93 million decrease in cash provided by financing activities and net cash provided by investing activities of $79 million. During 2021, liquid assets increased as deposit growth outpaced loan growth. Depositors increased as customer liquidity improved through various
economic factors. In addition, the Company was able to payoff matured borrowings without replacing them with new debt. Our portfolio of
on-balance sheet and off-balance sheet liquidity continues to exceed the amount we estimate we would need to manage through an adverse liquidity event.
At December 31, 2020, we had cash and cash equivalents of $409 million compared to $187 million at December 31, 2019. The
change in cash and cash equivalents was due to an $80 million increase in cash provided by operating activities, a $686 million increase in
cash provided by financing activities and net cash used in investing activities of $545 million. During 2020, liquid assets increased as an
indirect result of the COVID-19 pandemic. The proceeds from PPP loans increased demand deposits and the Company’s overall liquidity as
PPP loan proceeds

waited to be disbursed. Loan growth was lower than deposit growth as customers protected their liquid positions.
As of December 31, 2021, 2020, and 2019, we had the following available funding:
As of December 31,
2021 2020 2019
(Dollars in thousands)
On-balance sheet liquidity
(1)
$ 1,224,253 $ 1,046,110 $ 888,080
Off-balance sheet liquidity
(2)
732,748 756,325 524,332
Total liquidity $ 1,957,001 $ 1,802,435 $ 1,412,412
On-balance sheet liquidity (1)

as a percent of assets
22% 19% 18%
Total liquidity as a percent of assets 35% 32% 29%
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

The Company monitors our capital ratios using forecasts and stress testing. Based on our capital ratios in 2020 and 2021 we were
considered well-capitalized. As of December 31, 2021, the FDIC categorized the Bank as “well-capitalized” under the prompt corrective
action framework. There have been no conditions or events since December 31,

2021 that management believes would change this
classification.
Refer to Note 13: Regulatory Matters

in the Notes to the Consolidated Financial Statements for the table that summarizes the capital
requirements applicable to the Company and the Bank in order to be considered

“well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2021 and 2020. The Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” for the periods ended

December 31, 2021

and 2020.

$287
$490
$602
$624
$668
$8.38
$10.21
$11.58
$12.08
$13.23
2017 2018 2019 2020 2021
Stockholders' Equity ($M) and Book Value per Share
Total stockholders' equity Book value per share
Stockholders’ Equity
Prior to our IPO in 2019, the Company’s increase in equity primarily came from private placements. For the years ended December
31, 2020 and 2021, the Company’s equity increased primarily due to an increase in net income and changes to the unrealized gain on available-for-sale securities.

The following graph presents total stockholders’ equity and book value per share as of the end of the periods indicated:
Changes in stockholders’ equity for the fiscal years ended December 31, 2019, 2020, and 2021 are provided in the Consolidated
Statements of Stockholders’ Equity. Additional information regarding the Company’s stock activity is provided in Note 22: Stock Offerings and Repurchases

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

•

Economic Value of Equity (“EVE”) is a valuation approach to measuring long-term interest rate risk exposure. This approach
considers all future time periods, which provides an advantage over earnings simulation. However, a negative attribute of EVE is
that it assumes a sustained change in rates, which is never the case in the long-term. This seeks to compute the financial risk of
having a duration mismatch between assets and funding.
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
•

Non-maturity deposits tend to be a longer term, less volatile source of funds. Non-maturity deposits have very short contractual
lives. The Bank uses historical analysis to develop its decay assumptions, but it looks at aggregate account types rather than
individual clients. The review analyzes both non-maturity deposits as a whole and individual deposit categories.

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
The Company has several instruments that can be used to manage interest rate risk,

including: (i) modifying the duration of interest-
bearing liabilities; (ii) modifying the duration of interest-earning assets, including our investment portfolio; and (iii) entering into on-balance sheet derivatives. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk.

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
December 31, 2021 December 31, 2020
Change in Interest Rate
(Basis Points)
Percent Change in
Net Interest Income
Percent Change in
Fair Value of Equity
Percent Change in
Net Interest Income
Percent Change in
Fair Value of Equity
+300 7.9% (7.7) % 1.2% (10.3) %
+200 4.6 (4.7) 0.4 (6.2)
+100 1.5 (2.7) (0.3) (2.8)
Base —
%
—
%
—
%
—
%
-100 NA (1) NA (1)
NA (1)
NA (1)
-200 NA (1) NA (1) NA (1) NA (1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
Hypothetical Change in Interest Rate - Rate Ramp
December 31, 2021 December 31, 2020
Change in Interest Rate
(Basis Points) Percent Change in Net Interest Income Percent Change in Net Interest Income
+300 3.4% 0.9%
+200 1.9 0.3
+100 0.6 (0.1)
Base —
%
—
%
-100 NA
(1)
NA
(1)
-200 NA
(1)
NA
(1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
The hypothetical positive change in net interest income as of December

31, 2021 in an up 100 environment is primarily due to
approximately two-thirds of the Company’s earning assets adjusting within the first year. In addition, the Company’s time deposits and other borrowings will continue to mature. Increases in the up 100 environment are impacted by floors on variable rate loans. In an up 200 and 300 environment, floors on variable rate loans become less impactful and earning assets reprice faster than interest-bearing liabilities. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans or those maturing in one year was 76%.
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

Description
Judgments and
Uncertainties
Ranges over the Last
Three Years Effect if Actual Results Differ From Assumptions
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
The determination of the
Company’s ALLL
contains uncertainties
because it requires
management to make
assumptions and
judgments regarding
future uncollectible
amounts on the loan
portfolio.
Impaired loans may be
impacted by
management's decisions
on the marketability
discount.
The general component
of the ALLL may be
impacted by
management's decisions
on qualitative rates and
loan risk ratings.
Year-end ALLL Balance:
(Dollars in thousands)
2019 - $56,896
2020 - $75,295
2021 - $58,375
Loan Provision:
(Dollars in thousands)
2019 - $29,900
2020 - $56,700
2021 - ($4,000)
For the year ended December 31, 2020, the Company
separated substandard loans into performing and
nonperforming categories that were previously
consolidated. The new approach provided a better estimate
of potential losses inherent in the substandard portfolio.
Besides the change above, the Company has not made any
material changes in the accounting methodology used to
record the ALLL during the past three years.
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
For example, a 10 basis point increase in our qualitative
factors would increase the provision and related ALLL by
$4 million.

Description
Judgments and
Uncertainties
Ranges over the Last
Three Years Effect if Actual Results Differ From Assumptions
Investment Securities Impairment:
Periodically, the Company may need to assess whether there
have been any events or economic circumstances to indicate
that a security on which there is an unrealized loss is impaired on an other-than- temporary basis.
In any such instance, the Company would consider many
factors, including the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and the near-
term prospects of the issuer, expected cash flows, and our intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. Securities on which there is an unrealized loss that is deemed to be other-than-temporary

are
written down to fair value, with the write-down recorded as a realized loss in securities gains (losses).
The determination of an
investment impairment
contains uncertainties
because it requires
management to make
assumptions and
judgments regarding
future uncollectible
amounts based on
investments that have a
lower market value than
book value within the
security portfolio.

During 2021, an equity
security acquired in
partial satisfaction of
debts previously
contracted was sold at a
loss of $6 million.
The Company has not made any material changes in the
accounting methodology used to evaluate whether an
investment is other-than-temporarily impaired during the
past three years.
Based on current applicable GAAP guidance, the Company
does not believe there is a reasonable likelihood that there will be a material change in the future estimates or
assumptions used to record impaired securities.

See the Recent Accounting Pronouncements section for an
update regarding ASU 2016-13 that will impact the
accounting methodology used to record other-than-
temporary impairments on securities.

If actual results are materially different from the judgments and uncertainties made, the Company would be required to
impair the associated securities, resulting in a decline in net income, other comprehensive income, or both.

Description Judgments and Uncertainties
Ranges over the Last
Three Years Effect if Actual Results Differ From Assumptions
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
and business factors change. Any
reduction in estimated future
taxable income may require us to
record a valuation allowance
against our new deferred tax asset.
A valuation allowance would result
in additional income tax expense in
such period, which would
negatively affect earnings.
Effective Tax Rate:
2019: 13%
2020: 18%
2021: 20%
The Company is subject to various state tax rates that impact the overall effective tax rate. Changes in income earned in various states may increase or decrease the effective tax rate in the future.
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
For example, if the effective tax rate was reduced by 1% as of
December 31, 2021, a $779 thousand decrease in our deferred tax asset and an increase to the Company's tax expense of the same amount would occur.

Description Judgments and Uncertainties
Ranges over the Last
Three Years Effect if Actual Results Differ From Assumptions
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

Recent Accounting

Pronouncements
Refer to “ Note 1: Nature of Operations and Summary of Significant Accounting Policies” within the Notes to the Consolidated
Financial Statements included elsewhere in this form 10-K.

For additional information regarding our CECL implementation as of January 1, 2022, refer to the “Current Expected Credit Loss
(“CECL”) Implementation”

within Management’s Discussion and Analysis.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk
The information included under the caption “Interest Rate Sensitivity”

in Management’s Discussion and Analysis is incorporated
herein by reference.

Item 8.

Financial Statements and Supplementary Data
Section Page Number
Report of BKD, LLP Independent Registered Public Accounting Firm
69
Consolidated Balance Sheets
70
Consolidated Statements of Income
71
Consolidated Statements of Comprehensive Income
72
Consolidated Statements of Stockholders’ Equity
73
Consolidated Statements of Cash Flows
74
Notes to Consolidated Financial Statements
76
Note 1: Nature of Operations and Summary of Significant Accounting Policies
76
Note 2: Earnings Per Share
91
Note 3: Securities
91
Note 4: Loans and Allowance for Loan Losses
96
Note 5: Premises and Equipment
107
Note
6
: Goodwill and Core Deposit Intangibles
107
Note
7
: Derivatives and Hedging Activities
108
Note
8
: Foreclosed Assets
110
Note
9
: Interest-bearing Time Deposits
110
Note 1
0
: Borrowing Arrangements
111
Note 1
1
: Income Taxes
113
Note 1
2
: Changes in Accumulated Other Comprehensive Income
114
Note 1
3
: Regulatory Matters
114
Note 1
4
: Employee Benefit Plan
115
Note 1
5
: Revenue from Contracts with Customers
116
Note 1
6
: Stock-Based Compensation
117
Note 1
7
: Stock Warrants
119
Note
18
: Operating Leases
120
Note
19
: Disclosure about Fair Market Value of Financial Instruments
120
Note 2
0
: Significant Estimates and Concentrations
123
Note 2
1
: Commitments and Credit Risk
124
Note 2
2
: Stock Offerings and Repurchases
125
Note 2
3
: Parent Company Condensed Financial Statements
125
Note 2
4
: Subsequent Events
126

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
CrossFirst Bankshares, Inc.
Leawood, Kansas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CrossFirst Bankshares, Inc. (the
“Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive
income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31,
2021, and the related notes (collectively referred to as the “financial statements”). In

our opinion, the
consolidated financial statements referred to above present fairly, in all material respects,

the financial position
of the Company as of December 31, 2021 and 2020, and the results of its operations

and its cash flows for each
of the years in the three-year period ended December 31, 2021, in conformity with accounting principles
generally accepted in the United States of America.
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
Kansas City, Missouri
February 28, 2022

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Balance Sheets
As of December 31,
2021 2020
(Dollars in thousands)
Assets
Cash and cash equivalents $
482,727
$
408,810
Available-for-sale securities - taxable
192,146
177,238
Available-for-sale securities - tax-exempt
553,823
477,350
Loans, net of allowance for loan losses of $
58,375

and $
75,295

at December 31, 2021 and 2020,
respectively
4,197,838
4,366,602
Premises and equipment, net
66,069
70,509
Restricted equity securities
11,927
15,543
Interest receivable
16,023
17,236
Foreclosed assets held for sale
1,148
2,347
Bank-owned life insurance
67,498
67,498
Other
32,258
56,170
Total assets $
5,621,457
$
5,659,303
Liabilities and stockholders’ equity

Deposits
Noninterest-bearing $
1,163,224
$
718,459
Savings, NOW and money market
2,895,986
2,932,799
Time
624,387
1,043,482
Total deposits
4,683,597
4,694,740
Federal funds purchased and repurchase agreements -
2,306
Federal Home Loan Bank advances
236,600
293,100
Other borrowings
1,009
963
Interest payable and other liabilities
32,678
43,766
Total liabilities
4,953,884
5,034,875
Stockholders’ equity

Common stock, $
0.01

par value:
authorized -
200,000,000

shares, issued -
52,590,015

and
52,289,129

shares at December
31, 2021 and 2020, respectively
526
523
Treasury stock, at cost:

2,139,970

and
609,613

shares held at December 31, 2021 and 2020, respectively
(28,347)
(6,061)
Additional paid-in capital
526,806
522,911
Retained earnings
147,099
77,652
Accumulated other comprehensive income
21,489
29,403
Total stockholders’ equity
667,573
624,428
Total liabilities and stockholders’ equity $
5,621,457
$
5,659,303

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Income
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands, except per share data)
Interest Income
Loans, including fees $
174,660
$
183,738
$
191,527
Available-for-sale securities - taxable
3,273
5,073
8,540
Available-for-sale securities - tax-exempt
14,033
13,013
12,011
Deposits with financial institutions
502
639
3,053
Dividends on bank stocks
682
985
1,087
Total interest income
193,150
203,448
216,218
Interest Expense
Deposits
18,523
36,585
67,668
Fed funds purchased and repurchase agreements
3
164
592
Federal Home Loan Bank Advances
5,837
6,341
6,367
Other borrowings
96
109
147
Total interest expense
24,459
43,199
74,774
Net Interest Income
168,691
160,249
141,444
Provision for Loan Losses
(4,000)
56,700
29,900
Net Interest Income after Provision for Loan Losses
172,691
103,549
111,544
Non-Interest Income

Service charges and fees on customer accounts
4,580
2,803
604
Realized gains on available-for-sale securities
1,023
1,704
987
Impairment of premises and equipment held for sale
-
-
(424)
Gain on sale of loans
-
44
207
Gains (losses), net on equity securities
(6,325)
46
62
Income from bank-owned life insurance
3,483
1,809
1,878
Swap fees and credit valuation adjustments, net
275
(204)
2,753
ATM and credit card interchange income
7,996
4,379
1,785
Other non-interest income
2,628
1,152
855
Total non-interest income
13,660
11,733
8,707
Non-Interest Expense
Salaries and employee benefits
61,080
57,747
57,114
Occupancy
9,688
8,701
8,349
Professional fees
3,519
4,218
2,964
Deposit insurance premiums
3,705
4,301
2,787
Data processing
2,878
2,719
2,544
Advertising
2,090
1,219
2,455
Software and communication
4,234
3,750
3,317
Foreclosed assets, net
697
1,239
84
Goodwill impairment
-
7,397
-
Other non-interest expense
11,491
8,677
8,026
Total non-interest expense
99,382
99,968
87,640
Net Income Before Taxes
86,969
15,314
32,611
Income tax expense
17,556
2,713
4,138
Net Income $
69,413
$
12,601
$
28,473
Basic Earnings Per Share $
1.35
$
0.24
$
0.59
Diluted Earnings Per Share $
1.33
$
0.24
$
0.58

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Comprehensive Income
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Net Income $
69,413
$
12,601
$
28,473
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities
(8,894)
18,847
26,682
Less: income tax expense (benefit)
(2,182)
4,606
6,545
Unrealized gain (loss) on available-for-sale securities, net of income tax
(6,712)
14,241
20,137
Reclassification adjustment for realized gains included in income
1,023
1,704
987
Less: income tax expense
245
415
242
Less: reclassification adjustment for realized gains included in income,

net of income
tax
778
1,289
745
Unrealized loss on cash flow hedges
(562)
-
-
Less: income tax benefit
(138)
-
-
Unrealized loss on cash flow hedges, net of income tax
(424)
-
-
Other comprehensive income (loss)
(7,914)
12,952
19,392
Comprehensive Income $
61,499
$
25,553
$
47,865

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Stockholders’ Equity
Preferred Stock Common Stock
Additional
Paid in Retained
Accumulated
Other
Comprehensive Treasury
Shares Amount Shares Amount Capital Earnings Income (Loss) Stock Total
(Dollars in thousands)
December 31, 2018
1,200,000
$
12
45,074,322
$
451
$
454,512
$
38,371
$
(3,010)
$
-
$
490,336
Net income - - - - -
28,473
- -
28,473
Change in unrealized appreciation on available-for-
sale securities - - - - - -
19,392
-
19,392
Issuance of shares - -
6,851,213
68
88,803
- - -
88,871
Issuance of shares from equity-based awards - -
53,668
1
(246)
- - -
(245)
Retired shares
(1,200,000)
(12)
(10,000)
-
(30,088)
(55)
- -
(30,155)
Preferred dividends declared - - - - -
(175)
- -
(175)
Employee receivables from sale of stock - - - -
6
111
- -
117
Stock-based compensation - - - -
4,724
- - -
4,724
Adoption of ASU 2016-01 - - - - -
(69)
69
-
-
Adoption of ASU 2018-07 - - - -
2,159
(1,853) - -
306
December 31, 2019 - -
51,969,203
520
519,870
64,803
16,451
-
601,644
Net income - - - - -
12,601
- -
12,601
Change in unrealized appreciation on available-for-
sale securities - - - - - -
12,952
-
12,952
Issuance of shares from equity-based awards - -
319,926
3
(1,087)
- - -
(1,084)
Open market common share repurchases - -
(609,613)
- - - -
(6,061)
(6,061)
Employee receivables from sale of stock - - - -
3
44
- -
47
Stock-based compensation - - - -
4,363
- - -
4,363
Adoption of ASU 2018-07 - - - -
(238)
204
- -
(34)
December 31, 2020 - -
51,679,516
523
522,911
77,652
29,403
(6,061)
624,428
Net income - - - - -
69,413
- -
69,413
Change in unrealized depreciation of available-for-
sale securities - - - - - -
(7,490)
-
(7,490)
Change in unrealized loss on cash flow hedges - - - - - -
(424)
-
(424)
Issuance of shares from equity-based awards - -
300,886
3
(689)
- - -
(686)
Open market common share repurchases - -
(1,530,357)
- - - -
(22,286)
(22,286)
Employee receivables from sale of stock - - - - -
34
- -
34
Stock-based compensation - - - -
4,584
- - -
4,584
December 31, 2021 - $ -
50,450,045
$
526
$
526,806
$
147,099
$
21,489
$
(28,347)
$
667,573

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Operating Activities
Net income $
69,413
$
12,601
$
28,473
Items not requiring (providing) cash

Depreciation and amortization
5,260
5,252
5,318
Provision for loan losses
(4,000)
56,700
29,900
Accretion of discounts and amortization of premiums on securities
5,067
6,084
5,568
Equity based compensation
4,584
4,363
4,725
(Gain) loss on disposal of fixed assets
(123)
101
101
Loss on sale of foreclosed assets and related impairments
572
1,156
4
Gain on sale of loans
-
(44)
(207)
Deferred income taxes
2,664
(5,257)
(3,486)
Net increase in bank owned life insurance
(3,483)
(1,809)
(1,878)
Net gains (losses) on equity securities
6,325
(46)
(62)
Net realized gains on available-for-sale securities
(1,023)
(1,704)
(987)
Impairment of assets held for sale -
-
424
Goodwill impairment
-
7,397
-
Dividends on FHLB stock
(679)
(983)
(1,083)
Prepayment penalties on extinguishment of debt
771
-
-
Changes in

Interest receivable
1,213
(1,520)
(1,624)
Other assets
(533)
(103)
(3,618)
Other liabilities
2,343
(1,735)
12,262
Net cash provided by operating activities
88,371
80,453
73,830
Investing Activities
Net change in loans
172,764
(640,029)
(805,946)
Purchases of available-for-sale and equity securities
(225,719)
(76,218)
(233,116)
Proceeds from maturities of available-for-sale securities
103,488
142,057
75,478
Proceeds from sale of available-for-sale and equity securities
20,867
31,810
100,907
Proceeds from the sale of foreclosed assets
628
1,045
-
Purchase of premises and equipment
(1,211)
(6,093)
(850)
Proceeds from the sale of premises and equipment and related insurance claims
608
121
3,324
Purchase of restricted equity securities
-
(2,839)
(2,792)
Proceeds from sale of restricted equity securities
4,295
5,556
1,121
Proceeds from death benefit on bank owned life insurance
3,483
-
-
Net cash provided by (used in) investing activities
79,203
(544,590)
(861,874)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts
407,952
967,245
485,593
Net increase (decrease) in time deposits
(419,095)
(196,264)
230,069
Net decrease in fed funds purchased and repurchase agreements
(2,306)
(12,615)
(60,485)
Proceeds from Federal Home Loan Bank advances
-
138,000
105,000
Repayment of Federal Home Loan Bank advances
(57,271)
(203,643)
(59,242)
Retirement of preferred stock
-
-
(30,000)
Issuance of common shares, net of issuance cost
3
3
88,324
Proceeds from employee stock purchase plan
172
151
547
Repurchase of common stock
(22,286)
(6,061)
(155)
Acquisition of common stock for tax withholding obligations
(860)
(1,236)
(245)
Net decrease in employee receivables
34
47
117
Dividends paid on preferred stock
-
-
(700)

See Notes to Consolidated Financial Statements

For the Year Ended December 31,
2021 2020 2019
Net cash provided by (used in) financing activities
(93,657)
685,627
758,823
Increase (Decrease) in Cash and Cash Equivalents
73,917
221,490
(29,221)
Cash and Cash Equivalents, Beginning of Period
408,810
187,320
216,541
Cash and Cash Equivalents, End of Period $
482,727
$
408,810
$
187,320
Supplemental Cash Flows Information

Interest paid $
25,287
$
45,619
$
73,057
Income taxes paid (received)
12,554
9,692
(29)
Equity interest assumed in partial satisfaction of loans
-
11,189
-
Foreclosed assets in settlement of loans $
-
$
930
$
3,619

CrossFirst Bankshares, Inc.
Notes to Consolidated Financial Statements
Note 1:

Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst

Bankshares, Inc. (consolidated) (the “Company”), a Kansas corporation,

is a bank holding company whose principal activities are the ownership and management of its wholly owned subsidiary, CrossFirst Bank (a subsidiary of CrossFirst Bankshares, Inc.) (the “Bank”).

The Bank has three wholly owned subsidiaries: (i)
CrossFirst Investments, Inc. holds investments in marketable securities; (ii)

CFBSA I, LLC that can hold foreclosed assets; and (iii) CFBSA II, LLC that can hold foreclosed assets.
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
Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company; the Bank and its wholl

y-owned subsidiaries, CrossFirst Investments, Inc., CFBSA I, LLC and CFBSA II, LLC. All significant intercompany accounts and transactions were eliminated in consolidation.
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
Changes in Accounting Principle
On December 31, 2021, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2018-15, Intangibles—
Goodwill and Other—Internal-Use Software (Subtopic 350-40):

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a
Service Contract in the current period of adoption, which was applied on a prospective basis. A description of the nature and reason for the change in accounting principle is provided below in the recent accounting pronouncements section.
Changes Affecting Comparability
For the year ended December 31, 2021, the Company broke out

“gains (losses), net on equity securities” that was previously reported in other non-interest income. As a
result, changes within the Consolidated Statements of Income in the prior periods were made to conform to the current period presentation. The change provides additional
detail about the Company’s operations. The changes had no impact on net income.
For the year ended December 31, 2021, the Company consolidated the “Goodwill and other intangible assets, net” into “other assets” within the Consolidated

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

Energy bank; (vi) Dallas and Frisco, Texas;

and (vii) Phoenix, Arizona.
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

reportable
segment.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021, cash equivalents consisted primarily of both interest-bearing and noninterest bearing accounts with other banks. Approximately $
417

million of the Company’s cash and cash equivalents were held at the
Federal Reserve Bank of Kansas City at December 31, 2021. The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2021 was $
0
. In addition, the Company is required from time to time to place cash collateral with third parties as part of its back-to-back
swap agreements and cash flow hedges. At December 31, 2021, $
17

million was required as cash collateral. At December 31, 2021, the Company’s cash accounts, excluding funds at the Federal Reserve Bank and funds required as cash collateral, exceeded federally insured limits by $
35

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
specific identification method.

Equity securities are recorded at fair value with unrealized gains and losses included in earnings. Gains and losses on the sale of equity securities are recorded on the
trade date and are determined using the specific identification method.

The Company elected a measurement alternative for two equity investment

s

that did not have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value using the net asset value per share. A cost basis was calculated for the equity investments. The recorded balance will adjust for any impairment or any observable price changes for an identical or similar investment of the same issuer.

The Company routinely conducts periodic reviews to identify and evaluate each debt security to determine whether an OTTI has occurred. For available-for-sale securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the
impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is
identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.
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
Restricted Equity Securities
Restricted equity securities include investments in FHLB Topeka and Bankers’ Bank of Kansas. FHLB Topeka is a Federal Home Loan Bank and its stock is a required investment for institutions that are members of the Federal Home Loan System. The required investment in the common stock is based on a predetermined formula. The
Bankers’ Bank of Kansas is a correspondent bank located in Wichita, Kansas and the investment is carried at cost and evaluated for impairment.
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

Related Party Transactions
The Company extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans totaled $
8

million and $
16

million at December 31, 2021 and 2020,
respectively. Related party deposits totaled $
74

million and $
55

million at December 31, 2021 and 2020, respectively.
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
Note
16: Stock-Based Compensation .
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (i) the assets have been isolated from the Company and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership;
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized
appreciation (depreciation) on available-for-sale securities and cash flow hedges.
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

Coronavirus Aid, Relief, and

Economic Security Act (“CARES

Act”)
The CARES Act and extended by the Consolidated Appropriations Act of 2021 allowed financial institutions to elect not to consider whether loan modifications relating to the COVID-19 pandemic that they make between March 1, 2020 and December 31, 2021 were troubled debt restructurings (“TDRs”), which required additional disclosures.
The relief was applied to modifications of loans to borrowers that were not more than 30 days past due as of December 31, 2019 and were impacted by COVID-19. The
Company elected to apply the guidance during the first quarter of 2020. The review of loans that met the criteria was overseen by the Office of the Chief Credit Officer and his team.
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

Standard Anticipated Date of Adoption Description Effect on Financial Statements or Other Significant Matters
ASU 2019-04
Codification
Improvements to
Topic 326,
Financial
Instruments -
Credit Losses,
Topic 815,
Derivatives and
Hedging, and
Topic 825,
Financial
Instruments
Updates related to ASU 2016-13
are effective at the same time as
ASU 2016-13.

Provided an election to measure
separately or not measure an
allowance for credit losses ("ACL")
for accrued interest receivable.
Provided an election to write-off
uncollectible interest as a reversal of
interest income or a charge against the
ACL or a combination of both.
Clarified that recoveries, including
recoveries of amounts expected to be
written off and those previously
written off, should be incorporated
within the estimation of the ACL.
Clarified that contractual extensions
or renewal options that are not
unconditionally cancellable by the
lender are considered when
determining the contractual term over
which expected credit losses are
measured.

The Company elected to exclude accrued interest receivable from the ACL.
The Company has existing practices in place for the timely write-off of uncollectable accrued interest receivable. The Company plans to adjust the historical loss information to reflect the amount of accrued interest that would have been charged off if the entity had not applied a nonaccrual accounting policy.

The Company elected to reverse interest income when accrued interest receivable is written off, which is similar to past accounting practice.
Additional information regarding the Company's transition to ASU 2016-13 is provided below.

Standard Anticipated Date of Adoption Description Effect on Financial Statements or Other Significant Matters
ASU 2016-13
Financial
Instruments-Credit
Losses
If the Company maintains its
EGC status, the Company is not
required to implement this
standard until January 2023.
The Company expects to adopt
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
third-party software.
The Company began parallel processing with the existing allowance for loan losses model during the first quarter of 2019 recalibrating inputs as necessary. The Company formulated changes to policies, procedures, disclosures and internal controls that were necessary in order to transition to
the new standard. A third-party completed validation of the completeness, accuracy and reasonableness of the model in the fourth quarter of 2021.
The Company plans to use a loss-rate ("cohort") method to estimate the expected allowance for credit losses ("ACL") for all loan pools. The Cohort method identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point in time to form a cohort,

then
tracks the respective losses generated by that cohort of loans over their remaining lives, or until the loans are “exhausted” (i.e.; have reached an acceptable point in time at which a significant majority of all losses are expected to have been recognized). The cohort method closely aligns with the Company's incurred loss model. This allows the Company to take advantages of the efficiencies of processes and procedures already in practice.

The Company's loan categories will be similar to those used under the current, incurred loss model, but will break out the Commercial loan category into Commercial and Commercial lines of credit.
Upon adoption in 2022, a cumulative-effect adjustment, net of tax for the
change in the ACL will be recognized in retained earnings.

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
The Company expects to early
adopt this standard on January 1,
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
The Company performed a search for all property leases and potential embedded leases inside other third-party agreements, The Company's review for embedded leases focused on third-party software as a service
("SAAS") agreements and determined if the Company had the right to
control a specified asset over a period of time in exchange for consideration.

The Company’s current operating leases relate primarily to five branch locations.

The Company expects to record approximately $
27

million for the lease
liability and $
25

million for the right of use asset on its balance sheet, with an immaterial impact to its income statement compared to the current lease accounting model.

Accounting Guidance Adopted

During Fiscal Years 2021, 2020, and

2019

Standard
Date of
Adoption Description
Effect on Financial Statements or Other Significant
Matters
ASU 2021-06
Presentation of Financial
Statement (Topic 205), Financial
Services - Depository and
Lending (Topic 942), and
Financial Services - Investment
Companies (Topic 946) -
Amendments to SEC Paragraphs
Pursuant to SEC Final Rule
Releases No. 33-10786,
Amendments to Financial
Disclosures about Acquired and
Disposed Businesses, and No. 33-
10835, Update of Statistical
Disclosures for Bank and Savings
and Loan Registrants
Effective on
issuance
Applicable to
fiscal years
ending on or
after December
15, 2021
ASU adds or amends SEC paragraphs in the Accounting
Standards Codification that describe SEC guidance or
SEC staff views that the Financial Accounting Standards
Board includes as a convenience to Codification users.

SEC Release No. 33-10835; 34-89835; and File No. S7-
02-17, updated and codified the Statistical Disclosures
for Bank and Savings and Loan Registrants. The
amendments update and expand the disclosures that
registrants are required to provide, codify certain Guide
3 disclosure items and eliminate other Guide 3 disclosure
items that overlap with Commission rules or U.S.
Generally Accepted Accounting Principles. In addition,
the disclosure requirements were added to a new subpart
of Regulation S-K and rescinds Guide 3.
The ASU did not have a material impact on the Company's
consolidated financial statements, but impacted disclosure
requirements in the Company's Form 10-K, including:

- Distribution of assets, liabilities and stockholders' equity;

- Weighted average yield of each maturity category of debt

securities not carried at fair value through earnings;

- Maturity analysis of the loan portfolio;

- Certain credit ratios, including requiring the disclosure of the allowance for loan losses to total loans, nonaccrual

loans to total loans, allowance for loan losses to

nonaccrual loans, and net charge-offs to average loans by

loan category;

- Allowance for loan losses by category; and

- average deposit rates paid and amount that are uninsured.

ASU 2021-04
Issuer’s Accounting for Certain
Modifications or Exchanges of
Freestanding Equity-Classified
Written Call Options
December 31,
2021
(early adopted
and is being
applied as of
January 1, 2021)
Clarifies and reduces diversity in an issuer's accounting
for modifications or exchanges of freestanding equity-
classified written call options that remain equity-
classified.

An issuer should measure the effect of a modification as
the difference between the fair value of the modified
warrant and the fair value of that warrant immediately
before modification.
The recognition of the modification depends on the
nature of the transaction in which a warrant is modified:
(i) Equity issuance - recorded as deferred costs of an
equity offering; (ii) Debt origination - recorded as a debt
discount if held by the lender or debt

issuance costs if
held by a third party; (iii) Debt modification - recorded
as a fee paid to or received from the creditor, if held by a creditor, and as a third party cost if held by a third party;
and (iv) All other modifications - recorded as a dividend
that reduces retained earnings.
The Company had
113,500

warrants outstanding as of
December 31, 2021.

The amendments in the ASU did not have a material impact
on the Company's year-end or interim consolidated
financial statements.

Standard
Date of
Adoption Description Effect on Financial Statements or Other Significant Matters
ASU 2018-16
Derivative and Hedging (Topic
815) Inclusion of the Secured
Overnight Financing Rate
(SOFR) Overnight Index Swap
(OIS) Rate as a Benchmark
Interest Rate for Hedge
Accounting Purposes
December 31,
2021
(applied as of
January 1, 2021)
Permit use of the OIS rate based on
SOFR as a U.S. benchmark interest
rate for hedge accounting purposes
in addition to the UST, the LIBOR
swap rate, the OIS rate based on the
Fed Funds Effective Rate, and the
SIFMA Municipal Swap Rate.
The change will apply prospectively for qualifying new or redesignated hedging
relationships entered into on or after the date of adoption.

The ASU did not have a material impact on the Company's year-end or interim consolidated financial statements.
ASU 2018-15
Intangibles-Goodwill and Other-
Internal-Use Software
December 31,
2021
(applied as of
January 1, 2021)
Aligns the requirements for
capitalizing implementation costs
incurred in a hosting arrangement
that is a service contract with the
requirements for capitalizing
implementation costs incurred to
develop or obtain internal use
software.
The Company elected to apply the change in accounting principle prospectively.
A review of third-party, hosting arrangements, including software-as-a-service
("SaaS") arrangements, that were in the implementation stage was performed in
2021 to ensure applicable implementation costs were capitalized and will be
amortized over the service period.

SaaS arrangements are service contracts providing the Company with the right
to access the cloud provider’s application software over the contract period. As such the Company does not receive a software intangible asset at the contract commencement date. A right to receive future access to the supplier’s software does not, at the contract commencement date, give the customer the power to obtain the future economic benefits flowing from the software itself and to
restrict others’ access to those benefits
The ASU did not have a material impact on the Company's year-end or interim consolidated financial statements. The Company's previous capitalization policies were similar to the ASU requirements.
ASU 2017-12
Derivatives and Hedging (Topic
815) Targeted Improvements to
Accounting for Hedging Activities
December 31,
2021
(applied as of
January 1, 2021)
Simplifies and expands the eligible
hedging strategies for financial and
nonfinancial risks.

Enhances the
transparency of how hedging results
are presented and disclosed.
Provides partial relief on the timing
of certain aspects of hedge
documentation and eliminates the
requirement to recognize hedge
ineffectiveness separately in
earnings.
During the year ended December 31, 2021, the Company began entering into
cash flow hedges. As of December 31, 2021, the total number of cash flow hedges was 5 with an aggregate notional amount of $
100

million.
The amendments in the ASU did not have a material impact on the Company's year-end or interim consolidated financial statements.

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
(1) Optional expedients to contract modifications that allow the Company to adjust the effective interest rate of receivables and debt, account for lease modifications as a continuation of the existing lease, and remove the requirement to reassess its original conclusions for contract modifications about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging—
Embedded Derivatives;
(2) Exceptions to the guidance in Topic 815 related to changes in the critical terms of a hedging relationship due to reference rate reform; and
(3) Optional expedients for cash flow and fair value hedges.
The Company had more than $
1

billion in loans
tied to LIBOR as of December 31, 2020.
The adoption did not have a material
accounting impact on the Company’s
consolidated financial position or results of
operations. Additionally, LIBOR fallback
language has been included in key loan
provisions of new and renewed loans in
preparation for transition from LIBOR to the
new benchmark rate when such transition
occurs. This standard is expected to ease the
administrative burden in accounting for the
future effects of reference rate reform.
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
ASU 2016-01:

Financial Instruments-
Overall (Subtopic 825-10)
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
The Company transferred $
69

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
The amendments include: (i) grants are measured at grant-date fair value of the equity instruments; (ii) equity-classified nonemployee share-based payment awards are measured at the grant date;(iii)
performance based awards are measured based on the probability of satisfying the performance conditions and (iv) in general, non-
employee share-based payment awards will continue to be subject to the requirements of ASC 718 unless modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instrument have been satisfied, and the nonemployee is no longer providing goods or services.
The Company had
216,960

stock-based awards to non-employees
as of the implementation date, including
116,960

performance-
based restricted stock units. The adoption of the ASU allowed the
Company to: (i) set the fair market value of the non-employee awards as of the adoption date; and (ii) start to expense the performance-based restricted stock units based on the probability of satisfying the performance conditions.
Adoption of ASU 2018-07 required the Company to make a one
time transfer of $
2

million from retained earnings to additional paid
in capital.
In addition, the Company recorded a $
306

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
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands, except per share data)
Earnings per Share
Net Income $
69,413
$
12,601
$
28,473
Less: preferred stock dividends
-
-
175
Net income available to common stockholders $
69,413
$
12,601
$
28,298
Weighted average common shares
51,291,428
52,070,624
47,679,184
Earnings per share $
1.35
$
0.24
$
0.59
Diluted Earnings per Share

Net income available to common stockholders $
69,413
$
12,601
$
28,298
Weighted average common shares
51,291,428
52,070,624
47,679,184
Effect of dilutive shares
739,154
477,923
896,951
Weighted average dilutive common shares
52,030,582
52,548,547
48,576,135
Diluted earnings per share $
1.33
$
0.24
$
0.58
Stock-based awards not included because to do so would be antidilutive
658,100
1,014,639
521,659
Note 3:

Securities
Available-for-Sale Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:
December 31, 2021
Amortized Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
161,675
$
1,809
$
1,774
$
161,710
Collateralized mortgage obligations - GSE residential
18,130
311
10
18,431
State and political subdivisions
532,906
29,329
767
561,468
Corporate bonds
4,241
119
—
4,360
Total available-for-sale securities $
716,952
$
31,568
$
2,551
$
745,969
December 31, 2020
Amortized Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
104,839
$
4,277
$
—
$
109,116
Collateralized mortgage obligations - GSE residential
52,070
984
42
53,012
State and political subdivisions
454,486
33,642
31
488,097
Corporate bonds
4,259
104
—
4,363
Total available-for-sale securities $
615,654
$
39,007
$
73
$
654,588
The carrying value of securities pledged as collateral was $
0

and $
16

million at December 31, 2021 and 2020, respectively.

The following table summarizes the gross realized gains and losses from sales or maturities of AFS securities:
For the Year Ended December 31, 2021
Gross Realized Gains Gross Realized Losses Net Realized Gain
(Dollars in thousands)
Available-for-sale securities $
1,157
$
134
$
1,023
For the Year Ended December 31, 2020
Gross Realized Gains
(1)
Gross Realized Losses Net Realized Gain
(Dollars in thousands)
Available-for-sale securities $
1,788
$
84
$
1,704
(1) Included $
75

thousand related to a previously disclosed OTTI municipal security that was settled in 2020.
For the Year Ended December 31, 2019
Gross Realized Gains Gross Realized Losses Net Realized Gain
(Dollars in thousands)
Available-for-sale securities $
1,043
$
56
$
987

Maturity Schedule
The amortized cost, fair value, and weighted average yield of available-for-sale securities by contractual maturity, are shown below:
December 31, 2021
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential (1)
Amortized cost $
—
$
30
$
148
$
161,497
$
161,675
Estimated fair value $
—
$
31
$
156
$
161,523
$
161,710
Weighted average yield (2)
—
%
4.67
%
4.00
%
1.62
% 1.62%
Collateralized mortgage obligations - GSE residential (1)
Amortized cost $
—
$
—
$
2,421
$
15,709
$
18,130
Estimated fair value $
—
$
—
$
2,559
$
15,872
$
18,431
Weighted average yield (2)
—
%
—
%
2.77
%
1.61
% 1.77%
State and political subdivisions
Amortized cost $
741
$
4,304
$
84,230
$
443,631
$
532,906
Estimated fair value $
746
$
4,520
$
90,645
$
465,557
$
561,468
Weighted average yield (2)
3.49
%
4.14
%
3.29
%
2.67
% 2.78%
Corporate bonds
Amortized cost $
—
$
604
$
3,637
$
—
$
4,241
Estimated fair value $
—
$
670
$
3,690
$
—
$
4,360
Weighted average yield (2)
—
%
5.83
%
4.28
%
—
% 4.50%
Total available-for-sale securities
Amortized cost $
741
$
4,938
$
90,436
$
620,837
$
716,952
Estimated fair value $
746
$
5,221
$
97,050
$
642,952
$
745,969
Weighted average yield
(2)
3.49
%
4.35
%
3.32
%
2.37
% 2.50%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost using a 30/360 day basis. Tax-exempt securities are not tax effected.

December 31, 2020
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential (1)
Amortized cost $
—
$
48
$
199
$
104,592
$
104,839
Estimated fair value $
—
$
51
$
212
$
108,853
$
109,116
Weighted average yield (2)
—
%
4.57
%
3.95
%
1.96
% 1.96%
Collateralized mortgage obligations - GSE residential (1)
Amortized cost $
—
$
—
$
2,483
$
49,587
$
52,070
Estimated fair value $
—
$
—
$
2,721
$
50,291
$
53,012
Weighted average yield (2)
—
%
—
%
2.77
%
1.02
% 1.11%
State and political subdivisions
Amortized cost $
653
$
7,661
$
62,313
$
383,859
$
454,486
Estimated fair value $
657
$
7,846
$
67,844
$
411,750
$
488,097
Weighted average yield (2)
8.18
%
5.40
%
3.40
%
2.94
% 3.05%
Corporate bonds
Amortized cost $
—
$
358
$
3,901
$
—
$
4,259
Estimated fair value $
—
$
368
$
3,995
$
—
$
4,363
Weighted average yield (2)
—
%
4.70
%
4.54
%
—
% 4.55%
Total available-for-sale securities
Amortized cost $
653
$
8,067
$
68,896
$
538,038
$
615,654
Estimated fair value $
657
$
8,265
$
74,772
$
570,894
$
654,588
Weighted average yield
(2)
8.18
%
5.36
%
3.44
%
2.57
% 2.71%
(1) Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2) Yields are calculated based on amortized cost using a 30/360 day basis. Tax-exempt securities are not tax effected.
Gross Unrealized Losses
Certain investments in AFS securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at
December 31, 2021 and 2020, was $
162

million and $
18

million, which was approximately
22
% and
3
%, respectively, of the Company’s available-for-sale security portfolio.

The unrealized losses on the Company’s investments in state and political subdivisions were caused by interest rate changes. The contractual terms of those investments do
not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on the Company’s investments in collateralized mortgage-backed securities and obligations were caused

by interest rate changes and market assumptions about prepayment speeds.

The Company expects to recover the amortized cost basis over the term of the securities.

Because the Company does not intend to sell the investments and it is not more
likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those
investments to be OTTI at December 31, 2021.
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

the
Company’s investments with unrealized losses that are not deemed to be OTTI, aggregated by investment class and length of time that individual securities have been in a
continuous unrealized loss position at December 31, 2021 and 2020:
December 31, 2021
Less than 12 Months 12 Months or More Total
Fair

Value
Unrealized
Losses
Number

of
Securities
Fair

Value
Unrealized
Losses
Number

of
Securities
Fair

Value
Unrealized
Losses
Number

of
Securities
(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential $
87,306
$
1,774
16
$
—
$
—
—
$
87,306
$
1,774
16
Collateralized mortgage obligations - GSE
residential
803
10
2
—
—
—
803
10
2
State and political subdivisions
72,915
762
39
1,310
5
4
74,225
767
43
Corporate bonds — — — — — — — — —
Total temporarily impaired AFS securities $
161,024
$
2,546
57
$
1,310
$
5
4
$
162,334
$
2,551
61
December 31, 2020
Less than 12 Months 12 Months or More Total
Fair

Value
Unrealized
Losses
Number

of

Securities
Fair

Value
Unrealized
Losses
Number

of

Securities
Fair

Value
Unrealized
Losses
Number

of

Securities
(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential $
—
$
—
—
$
—
$
—
—
$
—
$
—
—
Collateralized mortgage obligations - GSE
residential
9,933
42
5
—
—
—
9,933
42
5
State and political subdivisions
8,525
31
8
25
—
1
8,550
31
9
Corporate bonds
—
—
—
—
—
—
—
—
—
Total temporarily impaired AFS securities $
18,458
$
73
13
$
25
$
—
1
$
18,483
$
73
14
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

OTTI losses on AFS securities in 2021, 2020 or 2019.

Equity Securities
Equity securities consist of a $
2

million investment in Community Reinvestment Act (“CRA”) mutual fund and a $
433

thousand private equity investment. Equity securities
are included in other assets on the Consolidated Balance Sheets.
During 2020, the Company acquired an $
11

million privately-held security in partial satisfaction of debts previously contracted. The Company used a discounted cash flow
model, a market transactions model and a public valuation approach to determine the security’s cost basis. The Company elected a measurement alternative that allows the security
to remain at cost until an impairment is identified or an observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there
is evidence that the expected fair value of the investment has declined to below the recorded cost. No changes to the cost basis occurred in 2020.

During 2021, the Company sold the
equity security for $
5

million that resulted in a $
6

million realized loss.

The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on equity securities:
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities $
(6,325)
$
46
$
62
Less: net losses recognized during the period on equity securities sold during the
period
(6,245)
—
—
Unrealized gain (loss) recognized during the reporting period on equity securities
still held at the reporting date $
(80)
$
46
$
62
Note 4:

Loans and Allowance for Loan Losses
Categories of loans at December 31, 2021 and 2020 include:
As of December 31,
2021 2020
(Dollars in thousands)
Commercial $
1,401,681
$
1,338,757
Energy
278,860
345,233
Commercial real estate
1,281,095
1,179,534
Construction and land development
578,758
563,144
Residential and multifamily real estate
600,816
680,932
Paycheck Protection Program (“PPP”)
64,805
292,230
Consumer
63,605
55,270
Gross loans
4,269,620
4,455,100
Less: Allowance for loan losses
58,375
75,295
Less: Net deferred loan fees and costs
13,407
13,203
Net loans $
4,197,838
$
4,366,602

The following tables summarize the activity in the allowance for loan losses by portfolio segment and disaggregated based on the Company’s impairment methodology. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments:

As of or For the Year Ended December 31, 2021
Commercial Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Allowance for loan losses
Beginning balance $
24,693
$
18,341
$
22,354
$
3,612
$
5,842
$
—
$
453
$
75,295
Provision
7,951
(8,109)
(3,235)
137
(611)
—
(133)
(4,000)
Charge-offs
(12,618)
(1,003)
—
—
—
—
(2)
(13,623)
Recoveries
326
—
—
—
367
—
10
703
Ending balance $
20,352
$
9,229
$
19,119
$
3,749
$
5,598
$
—
$
328
$
58,375
Period end allowance for loan losses allocated to:
Individually evaluated for
impairment $
333
$
2,100
$
3,164
$
—
$
—
$
—
$
—
$
5,597
Collectively evaluated for
impairment $
20,019
$
7,129
$
15,955
$
3,749
$
5,598
$
—
$
328
$
52,778
Ending balance $
20,352
$
9,229
$
19,119
$
3,749
$
5,598
$
—
$
328
$
58,375
Allocated to loans:
Individually evaluated for
impairment $
5,739
$
16,204
$
31,597
$
—
$
3,387
$
—
$
—
$
56,927
Collectively evaluated for
impairment $
1,395,942
$
262,656
$
1,249,498
$
578,758
$
597,429
$
64,805
$
63,605
$
4,212,693
Ending balance $
1,401,681
$
278,860
$
1,281,095
$
578,758
$
600,816
$
64,805
$
63,605
$
4,269,620

As of or For the Year Ended December 31, 2020
Commercial Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
and

Multifamily

Real Estate PPP Consumer Total
(Dollars in thousands)
Allowance for loan losses
Beginning balance $
35,864
$
6,565
$
8,085
$
3,516
$
2,546
$
—
$
320
$
56,896
Provision
19,959
16,867
15,853
96
3,700
—
225
56,700
Charge-offs
(31,205)
(5,091)
(1,584)
—
(445)
—
(104)
(38,429)
Recoveries
75
—
—
—
41
—
12
128
Ending balance $
24,693
$
18,341
$
22,354
$
3,612
$
5,842
$
—
$
453
$
75,295
Period end allowance for loan losses allocated to:
Individually evaluated for
impairment $
1,115
$
3,370
$
5,048
$
—
$
—
$
—
$
—
$
9,533
Collectively evaluated for
impairment $
23,578
$
14,971
$
17,306
$
3,612
$
5,842
$
—
$
453
$
65,762
Ending balance $
24,693
$
18,341
$
22,354
$
3,612
$
5,842
$
—
$
453
$
75,295
Allocated to loans:
Individually evaluated for
impairment $
44,678
$
26,045
$
44,318
$
—
$
6,329
$
—
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
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Allowance for loan losses
Beginning balance $
16,584
$
10,262
$
6,755
$
2,475
$
1,464
$
—
$
286
$
37,826
Provision
27,219
(1,273)
1,771
1,041
1,090
—
52
29,900
Charge-offs
(7,954)
(3,000)
(441)
—
(8)
—
(20)
(11,423)
Recoveries
15
576
—
—
—
—
2
593
Ending balance $
35,864
$
6,565
$
8,085
$
3,516
$
2,546
$
—
$
320
$
56,896
Credit Risk Profile
The Company analyzes its loan portfolio based on internal rating categories

(grades 1 - 8), portfolio segmentation and payment activity. These categories are utilized to
develop the associated ALLL. A

description of the loan grades and segments follows:

Loan Grades
•

Pass (risk rating 1-4)

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
• Residential and Multifamily Real Estate
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

• PPP
- The loans were established by the CARES Act which authorized forgivable loans to small businesses to pay their employees during the COVID-19 pandemic. The
program requires all loan terms to be the same for everyone. The loans are 100% guaranteed by the SBA and repayment is primarily dependent on the borrower’s cash flow or SBA repayment approval.
• Consumer
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
As of December 31, 2021
Pass Special Mention
Substandard
Performing
Substandard
Nonperforming Doubtful Loss Total
(Dollars in thousands)
Commercial $
1,356,883
$
16,201
$
23,739
$
4,858
$
—
$
—
$
1,401,681
Energy
184,269
73,196
5,246
13,595
2,554
—
278,860
Commercial real estate
1,172,323
86,768
11,782
10,222
—
—
1,281,095
Construction and land development
578,758
—
—
—
—
—
578,758
Residential and multifamily real estate
593,847
257
6,508
204
—
—
600,816
PPP
64,805
—
—
—
—
—
64,805
Consumer
63,605
—
—
—
—
—
63,605
Total $
4,014,490
$
176,422
$
47,275
$
28,879
$
2,554
$
—
$
4,269,620
As of December 31, 2020
Pass Special Mention
Substandard
Performing
Substandard
Nonperforming Doubtful Loss Total
(Dollars in thousands)
Commercial $
1,182,519
$
66,142
$
63,407
$
26,124
$
565
$
—
$
1,338,757
Energy
145,598
90,134
83,574
22,177
3,750
—
345,233
Commercial real estate
1,035,056
67,710
57,680
19,088
—
—
1,179,534
Construction and land development
561,871
125
1,148
—
—
—
563,144
Residential and multifamily real estate
672,327
305
5,199
3,101
—
—
680,932
PPP
292,230
—
—
—
—
—
292,230
Consumer
55,026
—
—
244
—
—
55,270
Total $
3,944,627
$
224,416
$
211,008
$
70,734
$
4,315
$
—
$
4,455,100

Loan Portfolio Aging

Analysis
The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2021 and 2020:
As of December 31, 2021
30-59 Days Past
Due
60-89 Days Past
Due
90 Days or
More Total Past Due Current
Total Loans
Receivable
Loans >= 90
Days and
Accruing
(Dollars in thousands)
Commercial $
183
$
499
$
1,037
$
1,719
$
1,399,962
$
1,401,681
$
90
Energy
—
—
4,644
4,644
274,216
278,860
—
Commercial real estate
85
992
—
1,077
1,280,018
1,281,095
—
Construction and land development
966
117
—
1,083
577,675
578,758
—
Residential and multifamily real estate
437
151
—
588
600,228
600,816
—
PPP
—
—
—
—
64,805
64,805
—
Consumer
—
99
—
99
63,506
63,605
—
Total $
1,671
$
1,858
$
5,681
$
9,210
$
4,260,410
$
4,269,620
$
90
As of December 31, 2020
30-59 Days Past
Due
60-89 Days Past
Due
90 Days or
More Total Past Due Current
Total Loans
Receivable
Loans >= 90
Days and
Accruing
(Dollars in thousands)
Commercial $
8,497
$
264
$
11,236
$
19,997
$
1,318,760
$
1,338,757
$
—
Energy
—
—
7,173
7,173
338,060
345,233
372
Commercial real estate
63
7,677
4,825
12,565
1,166,969
1,179,534
—
Construction and land development
—
—
—
—
563,144
563,144
—
Residential and multifamily real estate
1,577
—
3,520
5,097
675,835
680,932
652
PPP
—
—
—
—
292,230
292,230
—
Consumer
—
—
—
—
55,270
55,270
—
Total $
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
maximize collection.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends,
conditions and other relevant factors that affect repayment of the loans. The following tables present loans individually evaluated for impairment, including all restructured and
formerly restructured loans, for the periods ended December 31, 2021 and December 31, 2020:
As of or For the Year Ended December 31, 2021
Recorded Balance
Unpaid Principal
Balance Specific Allowance
Average Investment
Impaired Loans
Interest Income
Recognized
(Dollars in thousands)
Loans without a specific valuation
Commercial $
4,659
$
4,740
$ — $
7,155
$
75
Energy
3,509
7,322
—
4,548
5
Commercial real estate
1,729
1,729
—
1,800
18
Construction and land development
—
—
—
—
—
Residential and multifamily real estate
3,387
3,387
—
3,392
86
PPP
—
—
—
—
—
Consumer
—
—
—
—
—
Loans with a specific valuation

Commercial
1,080
1,080
333
496
19
Energy
12,695
17,977
2,100
14,117
14
Commercial real estate
29,868
30,854
3,164
28,876
993
Construction and land development
—
—
—
—
—
Residential and multifamily real estate
—
—
—
—
—
PPP
—
—
—
—
—
Consumer
—
—
—
—
—
Total

Commercial
5,739
5,820
333
7,651
94
Energy
16,204
25,299
2,100
18,665
19
Commercial real estate
31,597
32,583
3,164
30,676
1,011
Construction and land development
—
—
—
—
—
Residential and multifamily real estate
3,387
3,387
—
3,392
86
PPP
—
—
—
—
—
Consumer
—
—
—
—
—
$
56,927
$
67,089
$
5,597
$
1,210

As of or For the Year Ended December 31, 2020
Recorded Balance
Unpaid Principal
Balance Specific Allowance
Average Investment
Impaired Loans
Interest Income
Recognized
(Dollars in thousands)
Loans without a specific valuation
Commercial $
36,111
$
50,245
$ — $
29,591
$
1,143
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
$
121,614
$
145,680
$
9,533
$
3,557
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

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are
brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan category at December 31, 2021 and 2020:

As of December 31,
2021 2020
(Dollars in thousands)
Commercial $
4,858
$
26,691
Energy
16,148
25,927
Commercial real estate
10,222
19,088
Construction and land development
—
—
Residential and multifamily real estate
204
3,101
PPP
—
—
Consumer
—
244
Total non-accrual loans $
31,432
$
75,051
Troubled Debt Restructurings (“TDR”)
Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a
result of the COVID-19 pandemic as permitted by the CARES Act (as extended by the Consolidated Appropriations Act of 2021). A TDR may also exist if the borrower transfers to the Bank: (i) receivables for third parties; (ii) real estate; (iii) other assets; or

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

The table below presents loans restructured during the years ended

December 31, 2021 and 2020, including the post-modification outstanding balance and the type of
concession made:
For the Year Ended December 31,
2021 2020
(Dollars in thousands)
Commercial
- Debt forgiveness $ — $
17,297
- Reduction of monthly payment —
1,224
- Interest rate reduction
1,000
3,171
Energy
- Reduction of monthly payment —
7,825
- Extension of maturity date —
2,340
Commercial real estate
- Deferred payment —
21,210
- Interest rate reduction
3,750
—
Total troubled debt restructurings $
4,750
$
53,067
As of December 31, 2021, the modifications related to the troubled debt restructurings above did not impact the allowance for loan losses because the loans were previously impaired and evaluated on an individual basis or sufficient collateral was obtained.

For the year ended December 31, 2021 and 2020, the TDRs outstanding resulted in charge-offs of $
0

and $
26

million and recoveries of $
81

thousand and $
0
, respectively.
No
TDRs modified within the past 12 months defaulted in 2021. The restructured loans had a total specific valuation allowance of $
4

million as of December 31, 2021 and 2020,
respectively.
The balance of restructured loans and the balance of those loans that are in default at any time during the past 12 months at December 31, 2021 and

2020 is provided below:
For the Year Ended December 31,
2021 2020
Number of
Loans
Outstanding
Balance
Balance 90 Days Past Due

at Any Time During

Previous 12 Months
(1)
Number

of Loans
Outstanding
Balance
Balance 90 Days Past Due

at Any Time During

Previous 12 Months
(1)
(Dollars in thousands)
Commercial
1
$
910
$
4,899
7
$
22,759
$
2,776
Energy
4
10,118
7,825
4
11,053
2,713
Commercial real estate
5
26,158
—
4
26,038
—
Construction and land development
—
—
—
—
—
—
Residential and multifamily real estate
1
3,183
89
2
3,245
—
PPP
—
—
—
—
—
—
Consumer
—
—
—
—
—
—
Total troubled debt restructured loans
11
$
40,369
$
12,813
17
$
63,095
$
5,489
(1) Default is considered to mean 90 days or more past due as to interest or principal.

During the year ended December 31, 2021, $
2

million of interest income was recognized related to the $
40

million in TDRs above. If the loans had been current in
accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended
December 31, 2021 would have been $
3

million.

During the year ended December 31, 2020, $
1

million of interest income was recognized related to the $
63

million in TDRs above. If the loans had been current in
accordance with their original terms and had been outstanding throughout the period or since inception, the gross interest income that would have been recorded for the year ended
December 31, 2020 would have been $
2

million.

Note 5:

Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:
As of December 31,
2021 2020
(Dollars in thousands)
Land $
7,384
$
7,384
Building and improvements
62,344
62,331
Construction in progress
509
95
Furniture and fixtures
14,106
14,073
Equipment
9,596
9,587
93,939
93,470
Less: accumulated depreciation
27,870
22,961
Premises and equipment, net $
66,069
$
70,509
Note 6:

Goodwill and Core Deposit Intangible
As a result of economic conditions from the COVID-19 pandemic and oil market volatility, the Company conducted a June 30, 2020 goodwill impairment test. The test required a goodwill impairment charge of

$
7

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
The change in goodwill and core deposit intangible during the years ended

December 31, 2021 and 2020 were:
Gross Carrying
Amount
Accumulated
Amortization Impairment
Net Carrying
Amount
(Dollars in thousands)
December 31, 2021
Core deposit intangible
1,014
884
—
130
Total goodwill and intangible assets $
1,014
$
884
$ — $
130
December 31, 2020
Goodwill $
7,397
$ — $
7,397
$
—
Core deposit intangible
1,014
806
—
208
Total goodwill and intangible assets $
8,411
$
806
$
7,397
$
208
The remaining CDI balance will amortize over the next
two years
.

Note 7:

Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions.

The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by
managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.

Specifically, the Company enters into derivative financial
instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined
by interest rates.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this
objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During 2021, the Company entered into forward-looking derivatives that will be used to hedge variable cash flows associated with variable-rate funding. These
5

swaps had an
aggregate notional amount of $
100

million and $
0

at December 31, 2021 and 2020, respectively.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income
(“AOCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s related, variable-rate debt. During the next twelve months,

the Company estimates
that an additional $
0

will be reclassified as a reduction to interest expense.

The Company’s derivative financial instruments are not effective until 2023. As a result, the derivative financial instruments did not impact the Income Statement for the year
ended December 31, 2021 and 2020.

Non-designated Hedges
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

Interest rate derivatives associated with this program do not meet the strict hedge accounting requirements
and changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. These
54

and
56

swaps had an aggregate notional
amount of $
535

million and $
516

million at December 31, 2021 and 2020, respectively.
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

As a result of the change in methodology, the Company recorded an adjustment to increase swap fee income, net, by approximately $
800

thousand, related to swaps closed as of
June 30, 2019. If no defaults occur for derivatives not designated as hedges,

the change in methodology will lower future swap fee income, net, by the same amount.
The effect of the Company’s derivative financial instruments that are not designated as hedging instruments are reported on the statements of income as swap fee income,

net.
During 2021, the Company recorded a $
342

thousand gain for CVA adjustments primarily related to one swap. During 2020, the Company recorded a $
290

thousand loss for CVA

adjustments primarily related to one swap. The effect of the Company’s derivative financial instruments gain or loss are reported on the statements of cash flows within other assets and
other liabilities.

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the balance sheet as of December 31, 2021 and 2020:
Asset Derivatives Liability Derivatives
Balance Sheet As of December 31, Balance Sheet As of December 31,
Location 2021 2020 Location 2021 2020
(Dollars in thousands)
Interest rate products:
Derivatives designated as hedging instruments Other assets $
3
$
—
Other liabilities $
565
$
—
Derivatives not designated as hedging
instruments Other assets $
11,305
$
24,094
Other liabilities $
11,322
$
24,454
Total $
11,308
$
24,094
$
11,887
$
24,454
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2021. The Company had no cash flow
hedges for the year ended December 31, 2020.
December 31, 2021
Gain or (Loss)
Recognized in
OCI on
Derivative

Gain or (Loss)
Recognized in
OCI Included
Component
Gain or (Loss)
Recognized in
OCI Excluded
Component
Location of Gain or
(Loss) Recognized from
Accumulated Other
Comprehensive Income
into Income
Gain or (Loss)
Reclassified
from
Accumulated
OCI into Income
Gain or (Loss)
Reclassified from
Accumulated OCI
into Income
Included
Component
Gain or (Loss)
Reclassified from
Accumulated OCI
into Income
Excluded
Component
(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships

Interest Rate Products $
(562)
$
(562)
$
—
Interest Expense $
—
$
—
$
—
Credit Risk Related Contingent Features
As of December 31, 2021, the fair value of derivatives in a net liability position,

which includes accrued interest but excludes any adjustment for nonperformance risk, related to
these agreements was $
11

million. As of December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted
collateral of $
17

million.

Note 8:

Foreclosed Assets
Foreclosed asset activity was as follows:
As of or for the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Beginning balance $
2,347
$
3,619
$
—
Loans transferred to foreclosed assets
—
930
3,619
Direct write-downs
(629)
(1,118)
—
Sales proceeds from foreclosed assets
(628)
(1,045)
—
Gain (loss) on sale of foreclosed assets
58
(39)
—
Ending balance $
1,148
$
2,347
$
3,619
Foreclosed assets consisted of a commercial use facility at December 31, 2021. For the year-ended December 31, 2021, the
Company sold the raw land foreclosed upon in 2019 and a commercial use facility foreclosed upon in 2020. During 2020, the Company
sold the industrial facilities that were foreclosed upon in 2019 and impaired the raw land foreclosed upon in 2019.

Upon acquisition, foreclosed assets are recorded at fair value less estimated selling costs at the date of foreclosure, establishing a
new cost basis. They are subsequently carried at the lower of cost or fair value less estimated selling costs. Income and losses are reported
on the Consolidated Statements of Income under the foreclosed assets, net section.

Note 9:

Interest-bearing Time Deposits
Interest-bearing time deposits in denominations of $250 thousand or more were $
324

million and $
524

million as of December 31,
2021 and 2020, respectively.
The Company acquires brokered deposits in the normal course of business. At December 31, 2021 and 2020, brokered deposits of
approximately $
91

million and $
188

million, respectively, were included in the Company’s time deposit balance. Reciprocal deposits,
which includes The Certificate of Deposit Account Registry Services (“CDARS”) discussed below, are treated as core deposits instead of
brokered deposits and are not included in the above amounts.
The Company is a member of CDARS that allows depositors to receive FDIC insurance on amounts greater than the FDIC
insurance limit, which is currently $250,000. CDARS allows institutions to break large deposits into smaller amounts and place them in a
network of other CDARS institutions to ensure full FDIC insurance is gained on the entire deposit. CDARS totaled approximately $
50
million and $
75

million as of December 31, 2021 and 2020, respectively.
The scheduled maturities for time deposits are provided in Note 10: Borrowing Arrangements below.

Note 10:

Borrowing Arrangements
The following table summarizes borrowings at December 31, 2021 and 2020:
As of and For the Year Ended December 31,
2021 2020
(Dollars in thousands)
Balance Rate (6)
Maximum Balance at
Any End of Month Balance Rate (6)
Maximum Balance at
Any End of Month
Repurchase agreements
(1)
$
—

NA
% $
6,218
$
2,306
0.15
% $
57,259
Federal funds purchased (2)
—
NA
—
—
NA
30,000
FHLB advances
(3)
236,600
1.92
293,100
293,100
1.78
450,659
FHLB line of credit (3) — NA
—
— NA
20,000
Federal Reserve Borrowing
(4)
—

NA
—
—

NA
15,000
Trust preferred security
(5)
1,009
1.94
% $
1,009
963
1.96
% $
963
Total borrowings $
237,609
$
296,369

(1)

Repurchase agreements consist of Bank obligations to other parties payable on demand and generally have one day maturities. The obligations are collateralized by securities of
U.S. government sponsored enterprises and mortgage-backed

securities and such collateral is held by a third-party custodian. The year-to-date average daily balance was
$
2

million and $
32

million for the years ended December 31, 2021 and 2020, respectively. The securities, mortgage-backed government sponsored residential securities, pledged
for customer repurchase agreements were $
0

and $
6

million at December 31, 2021 and 2020, respectively.
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
0.37
% to
2.88
% and are subject to restrictions or penalties in the event of prepayment. The FHLB line of credit has a variable interest rate that reprices daily based on FHLB’s
cost of funds and matures on May 14, 2022.
(4)

Federal Reserve borrowings are collateralized by certain available-for-sale securities and certain loans. The Federal Reserve discount window advance rates are variable and based on an established discount rate determined by the Reserve Banks’ board of directors, subject to review and determination by the Board of Governors. The borrowings
typically mature in
90

days.
(5)

On June 30, 2010, the Company assumed a liability with a fair value of $
1

million related to the assumption of trust preferred securities issued by Leawood Bancshares

Statutory
Trust I for $
4

million on September 30, 2005. In 2012, the Company settled litigation related to the trust preferred securities which decreased the principal balance by $
1.5

million
and the recorded balance by approximately $
400

thousand. The difference between the recorded amount and the contract value of $
2.5

million is being accreted to the maturity
date in 2035. Distributions will be paid on each security at a variable annual rate of interest, equal to LIBOR, plus
1.74
%.
(6) Represents the year-end weighted average interest rate.

The following table summarizes the Company’s other borrowing capacities at December 31, 2021 and 2020:
As of December 31,
2021 2020
(Dollars in thousands)
FHLB borrowing capacity relating to loans $
435,562
$
518,191
FHLB borrowing capacity relating to securities
—
—
Total FHLB borrowing capacity $
435,562
$
518,191
Unused Federal Reserve borrowing capacity $
428,786
$
435,805
The scheduled maturities, excluding interest, of the Company’s borrowings at

December 31, 2021 were as follows:
As of December 31, 2021
Within One
Year
One to Two
Years
Two to Three
Years
Three to

Four Years
Four to Five
Years After Five Years Total
(Dollars in thousands)
Time deposits $
538,208
$
66,660
$
17,422
$
718
$
1,346
$
33
$
624,387
FHLB borrowings
21,500
35,000
—
5,100
—
175,000
236,600
Trust preferred securities
(1)
—

—

—

—

—

1,009

1,009
Total $
559,708
$
101,660
$
17,422
$
5,818
$
1,346
$
176,042
$
861,996
(1)

The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.
During the year ended December 31, 2021, the Company recorded $
771

thousand in prepayment penalties related to $
40

million of FHLB borrowings. The prepayment
penalties are included in interest expense within the Consolidated Statements of

Income.

Note 11:

Income Taxes
The provision for income taxes includes these components:
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Taxes currently payable $
14,892
$
7,970
$
7,624
Deferred income tax asset (liability)
2,664
(5,257)
(3,486)
Income tax expense $
17,556
$
2,713
$
4,138
An income tax reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Computed at the statutory rate (21%) $
18,263
$
3,216
$
6,848
Increase (decrease) resulting from
Tax-exempt income
(3,672)
(3,109)
(2,913)
Nondeductible expenses
232
194
356
State tax credit
—
—
(1,361)
State income taxes
3,030
679
1,288
Equity based compensation
(172)
179
(88)
Goodwill impairment
—
1,553
—
Other adjustments
(125)
1
8
Actual tax expense $
17,556
$
2,713
$
4,138
During 2019, the Company received a $
2

million gross state tax credit that will offset certain state income taxes. As a result, the
Company recorded a $
2

million tax benefit, offset by $
362

thousand in federal tax expense. This resulted in a $
1

million deferred tax asset
in 2019. During 2018, the Company received a $
3

million state tax credit that will offset certain state income taxes. The Company had a $
1
million deferred tax asset as of December 31, 2021 due to the previously mentioned state tax credits. The deferred tax asset will decrease
as the Company produces certain state taxable income and expires on

December 31, 2034.
The Company has approximately $
1

million of federal net operating loss carry-forwards, which expire after 2028. The net operating loss is subject to annual usage limitations of $
180

thousand per year, but may include unused amounts from prior years.

The Company
fully expects to utilize the entire net operating loss carry-forwards before they expire.

The Company has approximately $
2

million of capital loss carry-forwards, which expire after 2026. The Company fully expects to utilize the entire capital loss carry-forwards before they expire.

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets within other assets are
presented below:
As of December 31,
2021 2020
(Dollars in thousands)
Deferred tax assets
Allowance for loan losses $
14,051
$
18,124
Lease incentive
508
564
Loan fees
3,227
3,178
Accrued expenses
2,735
2,128
Deferred compensation
2,418
2,474
State tax credit
1,033
2,621
Other
2,057
946
Total deferred tax asset
26,029
30,035
Deferred tax liability
Net unrealized gain on securities available-for-sale
(6,967)
(9,531)
FHLB stock basis
(757)
(1,209)
Premises and equipment
(2,602)
(2,881)
Other
(1,229)
(1,601)
Total deferred tax liability
(11,555)
(15,222)
Net deferred tax asset $
14,474
$
14,813
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
For the Year Ended December 31, Affected Line Item in the
2021 2020 2019 Statements of Income
(Dollars in thousands)
Unrealized gains on available-for-sale
securities $
1,023
$
1,704
$
987
Realized gains on available-
for-sale securities
Less: tax expense effect
245
415
242
Income tax expense
Net reclassified amount $
778
$
1,289
$
745
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

Management believes, as of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which
they are subject.
As of December 31, 2021, the most recent notification from the applicable regulatory agencies categorized the Bank as
well
capitalized

under the regulatory framework for prompt corrective action. To be categorized as well capitalized , the Bank must maintain
minimum total risk-based, tier I risk-based, common equity tier I risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the
Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following table:
Actual
Minimum Capital

Required - Basel III
Required to be Considered
Well Capitalized
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated $
704,544
13.6
% $
544,060
10.5
%

N/A

N/A
Bank
681,980
13.2
543,708
10.5
$
517,817
10.0
%
Tier I Capital to Risk-Weighted Assets

Consolidated
646,169
12.5
440,430
8.5
N/A N/A
Bank
623,605
12.0
440,144
8.5
414,253
8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
645,160
12.5
362,707
7.0
N/A

N/A
Bank
623,605
12.0
362,472
7.0
336,581
6.5
Tier I Capital to Average Assets

Consolidated
646,169
11.8
218,510
4.0
N/A N/A
Bank $
623,605
11.4
% $
218,366
4.0
% $
272,958
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
2.5
% at December 31, 2021 and 2020.

Note 14:

Employee Benefit Plan
The Company has a retirement savings 401(k) plan covering substantially all employees.

Employees may contribute a portion of
their compensation to the plan. During 2021, 2020 and 2019, Company contributions to the plan were
100
% on the first
1
% of employees’
salary deferral amounts plus
50
% of employees’ salary deferral amounts over
1
%, but capped at
6
% of employees’ compensation.
Additional contributions are discretionary and are determined annually by the

Board of Directors. Company contributions to the plan were
$1 million, $
1

million and $
1

million for 2021, 2020 and 2019, respectively.

Note 15:

Revenue from Contracts with Customers
Except for gains or losses from the sale of foreclosed assets, the Company’s revenue from contracts with customers within the scope
of ASC 606 is recognized in non-interest income. The revenue categories are selected based on the nature, amount, timing, and uncertainty of revenue and cash flows. The following presents descriptions of revenue categories within the scope of ASC 606:
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

Other fees -
This segment consists of numerous, smaller fees such as wire transfer fees, referral fees, check cashing fees, and check
printing fees. Other fees are typically billed to customers on a monthly basis. Performance obligations for other fees are satisfied at the time that the service is rendered.
Gain or loss on foreclosed assets

– Foreclosed assets are often sold in transactions that may not be considered a contract with a
customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets,
including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income-Gains and Losses
from the Derecognition of Nonfinancial Assets,” which requires the Company to apply certain measurement and recognition concepts of
ASC 606. Accordingly, the Company recognizes the sale of a foreclosed asset, along with any associated gain or loss, when control of the
asset transfers to the buyer. For sales of existing assets, this generally will occur at the point of sale. When the Company finances the sale of the foreclosed asset to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the
contract and whether collectability of the transaction price is probable. Once these criteria are met, the repossessed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the asset to the buyer.

The following table disaggregates the noninterest income subject to ASC 606 by category:
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Non-interest income subject to ASC 606
Service charges and fees on customer accounts $
4,580
$
2,803
$
604
ATM and credit card interchange income
7,996
4,379
1,785
International fees
1,531
1,091
716
Other fees
134
87
122
Total non-interest income from contracts with customers
14,241
8,360
3,227
Non-interest income not subject to ASC 606

Other non-interest income
(581)
3,373
5,480
Total non-interest income $
13,660
$
11,733
$
8,707

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
1,775,245

shares as of
December 31, 2021. The Company will issue new common shares upon exercise or vesting of stock-based awards.

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
The table below summarizes stock-based compensation for the years ended December 31, 2021, 2020, and 2019:
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Stock appreciation rights $
711
$
994
$
1,243
Performance-based stock awards
741
249
271
Restricted stock units and awards
3,047
3,078
3,174
Employee stock purchase plan
85
42
36
Total stock-based compensation $
4,584
$
4,363
$
4,724
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
The calculated value of each share award is estimated at the grant date using a Black-Scholes option valuation model. Expected
volatility is primarily based on an internal model that calculates the historical volatility of the Company’s stock since the IPO and several
peer group banks’ weekly average stock prices before the IPO over the expected term. The expected term of stock granted represents the period that shares are expected to be outstanding. The risk-free rate for periods within the contractual life of the share award is based on
the U.S. Treasury yield curve.
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
For the Year Ended December 31,
2021 2020 2019 (1)
(Dollars in thousands, except per share data)
Assumptions:
Expected volatility
42.93
% -
43.29
%
20.34
%
24.63
% -
33.63
%
Expected dividends
0.00%
0.00%
0.00%
Expected term (in years) 7.00 - 7.01 6.00 4.24 - 7.00
Risk-free rate
0.94
% -
1.36
% %
0.38
%
1.45
% -
2.55
%
Weighted average grant date fair value per share $
6.50
$
1.93
$
5.43
Aggregate intrinsic value of SSARs exercised $
1,297
$
571
$
493
Total fair value of SSARs vested during the year $
1,087
$
1,245
$
1,171
Unrecognized compensation information:
Unrecognized compensation cost $
1,249
$
1,737
$
2,904
Period remaining (in years)
4.1
3.3
3.9
(1) The Black-Scholes inputs include a revaluation of a nonemployee SSAR upon adoption of ASU 2018-07, as well as, SSARs granted during the period.
A summary of SSAR activity during and as of December 31, 2021 is presented below:
Stock Settled Appreciation Rights
Units
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Term
Outstanding, January 1, 2021
1,589,675
$
10.73
8.45
Granted
63,000
14.20
9.67
Exercised
(141,186)
7.08
Forfeited or expired
(38,413)
11.99
Outstanding, December 31, 2021
1,473,076
$
11.20
7.13
Exercisable, December 31, 2021
1,120,238
$
10.46
6.93
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

2016,
116,960

PBSAs were granted and cliff-vested on
December 31, 2021. The Company adopted ASU 2018-07 in the first quarter of 2019, which set the fair market value for this award. The
Company determined that no substantial service existed for this award,

resulting in a cumulative effect adjustment of approximately
$
2

million to retained earnings.

The New Market Founder PBSAs were based upon
four

equally weighted market measures: total assets, total loans, return on assets and classified assets to capital as of December 31, 2021 that resulted in
139,709

common shares to be issued. The
119
% payout percentage
resulted in $
245

thousand of expense being recognized during the year-ended December

31, 2021.
During the year-ended December 31, 2021, a former employee’s performance award vesting dates were accelerated and shares were
issued at or slightly above target resulting in a $
411

thousand increase in expense.

During the year-ended December 31, 2021,
63,631

PBSAs were granted. The performance metrics included three year cumulative, adjusted earnings per share and relative total shareholder return.

The following table summarizes the status of and changes in the performance-based awards:
Performance-Based Awards
Number of Shares
Weighted Average
Grant Date Fair Value
Unvested, January 1, 2021
231,631
$
10.51
Granted
63,631
12.88
Incremental performance shares
25,173
8.69
Vested
(217,135)
9.54
Forfeited
(4,948)
13.19
Unvested, December 31, 2021
98,352
$
13.59
Unrecognized stock-based compensation expense related to the performance grants issued through December 31, 2021 was
$
661

thousand and is expected to be recognized over
2.1

years.

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
one year
. As of December 31, 2021,
no

Legacy RSUs or RSAs remained outstanding.

The following table summarizes the status of and changes in the RSUs and RSAs:
Restricted Stock Units and Awards
Number of Shares
Weighted Average
Grant Date Fair Value
Unvested, January 1, 2021
369,217
$
12.61
Granted
289,782
13.31
Vested
(247,690)
11.91
Forfeited
(27,679)
13.62
Unvested, December 31, 2021
383,630
$
13.52
Unrecognized stock-based compensation expense related to restricted stock grants issued through December 31, 2021 was
$
3

million and is expected to be recognized over
1.8

years.

Employee Stock Purchase Plan
The Company has an ESPP whereby employees are eligible for the plan when they have met certain requirements concerning period
of credited service and minimum hours worked. The calculated value of each unit award is estimated at the start of the offering period
using a Black-Scholes option valuation model that used the assumptions noted

in the following table:
For the Year Ended December 31,
2021 2020 2019
Assumptions:
Expected volatility
5.99% - 32.00% 22.50%
7.60%
Expected dividends
0.00% 0.00% 0.00%
Expected term (in years)
0.50
0.50
1.00
Risk-free rate

0.03% - 0.09%

0.17% 2.09%
Note 17:

Stock Warrants
The Company had
113,500

and
113,500

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per
share as of December 31, 2021 and 2020, respectively. The
113,500

warrants were modified during 2018 to extend the expiration date from June 30, 2019 to April 26, 2023 in accordance with the Chairman Emeritus Agreement. The strike price continues to be $
5.00

per
share.

Note 18:

Operating Leases
During 2021, the Bank began occupying office space in Phoenix, Arizona. The Phoenix, Arizona non-cancellable lease has a term of
11

years with
two
,
five year

options to renew.

During 2020, the Bank began occupying office space in Kansas City, Missouri and Frisco, Texas. The Kansas City, non-cancellable
lease has a term of
15 years

with
four
, five-year

renewal options. The Bank received a construction allowance of $
1

million. The Frisco,
non-cancellable lease has a term of
86 months

with
two
, five-year

renewal options. The Bank received a construction allowance of
$
212

thousand.
The Company has various, non-cancellable operating leases for office space in its respective markets.
Three

operating leases
included tenant improvement allowances. In accordance with ASC 840, the Company is amortizing the benefit through occupancy expense
over the expected life of the lease. Rent expense for the periods presented was as follows:
Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Rent Expense $
3,500
$
2,871
$
2,526
Future minimum lease payments under operating leases were as follows:
(Dollars in thousands)
2022 $
2,996
2023
3,091
2024
2,794
2025
2,805
2026
2,859
Thereafter $
15,196
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

Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated Balance Sheets measured at fair
value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and
2020:

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
December 31, 2021
Fair Value Measurements Using
Fair Value
Quoted Prices in
Active Markets for
Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs

(Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
38,046
$
—
$
—
$
38,046
Foreclosed assets held-for-sale $
1,148
$
—
$
—
$
1,148
December 31, 2020
Fair Value Measurements Using
Fair Value
Quoted Prices in
Active Markets for
Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs (Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $ 55,454 $ — $ — $ 55,454
Foreclosed assets held-for-sale $
2,347
$
—
$
—
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value
measurements at December 31, 2021 and 2020:
December 31, 2021
Fair Value Valuation Techniques
Unobservable

Inputs
Range

(Weighted Average)
(Dollars in thousands)
Collateral-dependent impaired
loans $

38,046

Market comparable properties Marketability discount
7
% -
100
%
(26%)
Foreclosed assets held-for-sale $
1,148

Market comparable properties Marketability discount
(10%)
December 31, 2020
Fair Value Valuation Techniques
Unobservable

Inputs
Range

(Weighted Average)
(Dollars in thousands)
Collateral-dependent impaired
loans $

55,454

Market comparable properties Marketability discount
1
% -
98
%
(24%)
Foreclosed assets held-for-sale $
2,347

Market comparable properties Marketability discount
7
% -
10
%
(9%)
See Note 16: Stock-Based Compensation

for quantitative information about unobservable inputs used in the fair value measurement of stock appreciation rights.
The following tables present the estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020:
December 31, 2021
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3 Total
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
482,727
$
482,727
$
—
$
—
$
482,727
Available-for-sale securities
745,969
—
745,969
—

745,969
Loans, net of allowance for loan losses
4,197,838
—
—
4,178,268
4,178,268
Restricted equity securities
11,927
—
—
11,927

11,927
Interest receivable
16,023
—
16,023
—
16,023
Equity securities
2,642
—
2,209
433

2,642
Derivative assets
11,308
—
11,308
—
11,308
$
5,468,434
$
482,727
$
775,509
$
4,190,628
$
5,448,864
Financial Liabilities
Deposits $
4,683,597
$
1,163,224
$
—
$
3,482,218
$
4,645,442
Federal Home Loan Bank advances
236,600
—
241,981
—
241,981
Other borrowings
1,009
—
2,318
—
2,318
Interest payable
1,336
—
1,336
—
1,336
Derivative liabilities
11,887
—
11,887
—
11,887
$
4,934,429
$
1,163,224
$
257,522
$
3,482,218
$
4,902,964

December 31, 2020
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3 Total
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
408,810
$
408,810
$
—
$
—
$
408,810
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
—
$
4,015,792
$
4,734,251
Federal funds purchased and repurchase
agreements
2,306
—
2,306
—
2,306
Federal Home Loan Bank advances
293,100

—
309,020
—
309,020
Other borrowings
963
—
2,024
—
2,024
Interest payable
2,163

—
2,163
—
2,163
Derivative liabilities
24,454
—
24,454
—
24,454
$
5,017,726
$
718,459
$
339,967
$
4,015,792
$
5,074,218
Note 20:

Significant Estimates and Concentrations
GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.

Estimates related
to the allowance for loan losses are reflected in Note 4: Loans and Allowance for Loan Losses . Current vulnerabilities due to certain concentrations of credit risk are discussed in Note 21: Commitments and Credit Risk . Credit risk related to derivatives is reflected in the
Note 7: Derivatives and Hedging Activities . Estimates related to equity awards are reflected in Note 16: Stock-Based Compensation . Other significant estimates and concentrations not discussed in those footnotes include:
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

Note 21:

Commitments and Credit Risk
The Company had the following commitments at December 31,

2021 and 2020:
December 31, 2021 December 31, 2020
(Dollars in thousands)
Commitments to originate loans $
118,651
$
99,596
Standby letters of credit
51,114
48,607
Lines of credit
1,768,231
1,423,038
Future lease commitments
11,100
—
Commitment related to investment fund
2,067
—
Total $
1,951,163
$
1,571,241
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

Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential and multifamily real estate.
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
Commitments related to Investment Fund

The Company entered into a subscription agreement with a third party to invest up to $
2.5

million in an investment fund designed to
help accelerate technology adoption at community banks.

Lease Commitments

The Company entered into a lease agreement with a third party for office space located in Dallas, Texas. The triple-net lease is
expected to commence in the second quarter of 2022. The initial lease term is
20

years with
two
,
five year

renewal options.

Note 22:

Stock Offerings and Repurchases
On October 18, 2021, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the
repurchase program, the Company may repurchase up to $
30

million of the Company’s common stock. As of December 31, 2021, the
Company had repurchased $
8

million, representing
566,164

common shares.
In October 2020, the Company announced a $
20

million program to repurchase the Company’s common stock. The repurchased shares are held in the treasury stock account until sold or retired and will be accounted for on a first-in first-out method. On June 30, 2021,
the Company completed its share repurchase program under which the Company purchased $
20

million of its common stock.
The Company completed its IPO on August 19, 2019 in which it issued and sold
6,594,362

common shares including
844,362
shares pursuant to the underwriters’ partial exercise of their over-allotment option. The common shares were sold at an initial public offering price of $
14.50

per share. After deducting the underwriting discounts and offering expenses, the Company received total net proceeds of $
87

million.
The Company redeemed all,
1,200,000
, of its
7.00
% Series A

Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred
Shares”) on January 30, 2019 (the “Redemption Date”). On the Redemption

Date, we redeemed each outstanding Series A Preferred Share
at a redemption price of $
25.00

per share. From and after the Redemption Date, all of the Series A Preferred Shares ceased to be outstanding, all dividends with respect to the Series A Preferred Shares ceased to accrue and all rights with respect to the Series A Preferred
Shares ceased and terminated, except the rights of holders to receive the redemption price per share of the Series A Preferred Shares. The impact of the redemption was a reduction of approximately $
30

million in cash and cash equivalents and stockholders’ equity. The redemption did not impact the income statement.
The Company has various stock-based awards that are converted into common stock upon vest or exercise.

Additional information related to stock-based awards can be found in
Note 16: Stock-Based Compensation

and information related
to warrants can be found in Note 17: Stock Warrants .

Note 23:

Parent Company Condensed Financial Statements
The following are the condensed financial statements of CrossFirst Bankshares,

Inc. (Parent only) for the periods indicated:
Condensed Balance Sheets
Year Ended December 31,
2021 2020
(Dollars in thousands)
Assets
Investment in consolidated subsidiaries

Banks $
646,027
$
580,162
Equity method investments
433
—
Cash
23,368
46,676
Other assets
1,596
1,756
Total assets $
671,424
$
628,594
Liabilities and stockholders' equity
Trust preferred securities, net $
1,009
$
963
Other liabilities
2,842
3,203
Total liabilities
3,851
4,166
Stockholders' equity
Common stock
526
523
Treasury stock at cost
(28,347)
(6,061)
Additional paid-in capital
526,806
522,911
Retained earnings
147,099
77,652
Accumulated other comprehensive income
21,489
29,403
Total stockholders' equity
667,573
624,428
Total liabilities and stockholders' equity $
671,424
$
628,594

Condensed Statements of Income
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Income
Earnings of consolidated subsidiaries $
71,528
$
13,682
$
28,814
Management fees charged to subsidiaries
8,520
8,520
7,500
Other
2
(18)
(4)
Total income
80,050
22,184
36,310
Expense
Salaries and employee benefits
6,111
5,143
4,584
Occupancy, net
403
405
275
Other
4,718
4,220
3,044
Total expense
11,232
9,768
7,903
Income tax benefit
(595)
(185)
(66)
Net income $
69,413
$
12,601
$
28,473
Condensed Statements of Cash Flows
For the Year Ended December 31,
2021 2020 2019
(Dollars in thousands)
Operating Activities
Net income $
69,413
$
12,601
$
28,473
Items not requiring (providing) cash
Earnings of consolidated subsidiaries
(71,528)
(13,682)
(28,814)
Share-based incentive compensation
2,332
1,917
1,974
Other adjustments
(155)
(412)
5,343
Net cash provided by operating activities
62
424
6,976
Investing Activities
Decrease (increase) in investment in subsidiaries
—
870
(49,825)
Increase in equity investments
(433)
—
—
Net cash provided by (used in) investing activities
(433)
870
(49,825)
Financing Activities
Redemption of preferred stock
—
—
(30,000)
Dividends paid on preferred stock
—
—
(700)
Issuance of common stock, net
3
3
88,324
Common stock purchased and retired
—
—
(155)
Open market common share repurchases
(22,286)
(6,061)
—
Acquisition of common stock for tax withholding obligations
(860)
(1,236)
(245)
Proceeds from employee stock purchase plan
172
151
547
Net decrease in employee receivables
34
47
117
Net cash provided by (used in) financing activities
(22,937)
(7,096)
57,888
Increase (decrease) in cash
(23,308)
(5,802)
15,039
Cash at beginning of year
46,676
52,478
37,439
Cash at end of year $
23,368
$
46,676
$
52,478
Note 24.

Subsequent Events
Subsequent events have been evaluated through February 28, 2022,

which is the date the consolidated financial statements were available to be issued.

For the period ended February 28, 2022, the Company purchased
470,438

common shares at an average price of $
15.84

per share
under the Company’s share repurchase program.

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
Exchange Act, as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief

Financial Officer
concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a
timely basis, information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act as of
December 31, 2021.
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
Management assessed our internal control over financial reporting as of

December 31, 2021. This assessment was based on criteria
established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (“COSO”). Based on this assessment, we have concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Our internal controls over financial reporting continues to be updated as necessary to accommodate modifications to our business
processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of the fiscal year for which this Annual Report on
Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information
None.

Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.

Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information to be set forth under
the captions “Proposal 1. - Election of Directors,” “Information Regarding

the Board and Director Nominees,” and “Corporate
Governance” in our proxy statement for our 2022 annual meeting of stockholders (the “2022 Proxy Statement”). The information required by this item regarding our executive officers is incorporated by reference to Part I of this Annual Report on Form 10-K under the caption
“Information About our Executive Officers.”
We have adopted the CrossFirst Code of Business Conduct and Ethics (the “Code of

Conduct”), which applies to all of our
directors, officers and employees. The Code of Conduct is publicly available on our website at
https://investors.crossfirstbankshares.com/governance/code

-of-ethics. If we make any material amendment to our Code of Conduct, or if we grant any waiver from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer,
principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location.
Also, we may elect to disclose the amendment or waiver in a current report on

Form 8-K filed with the SEC.

Item 11.

Executive Compensation
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information to be set forth under the captions “Director Compensation,”

“Executive Compensation,” and “Corporate Governance—
Compensation Committee Interlocks and Insider Participation” in the 202

2

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

Ownership of Company Common Stock” in
the 2022 Proxy Statement and Note 16: Stock-Based Compensation

within the Notes to the Consolidated Financial Statements.
Securities Authorized for Issuance

under Equity Compensation Plans
Set forth below is information as of December 31, 2021 regarding equity compensation plans:
Plan Category
Number of securities to
be issued upon exercise
of outstanding options,
warrants and rights
Weighted average exercise
price of outstanding
options, warrants and
rights
Number of securities
remaining available for
future issuance under
equity compensation plans
Equity compensation plans

approved by shareholders
— — 831,465
(A)
Equity compensation plans not

approved by shareholders
1,703,175
(B)
$ 10.75
(C)
1,775,245
(D)
Total 1,703,175 $ 10.75 2,606,710
(A) Represents the number of securities remaining available under the Employee Stock Purchase Plan.
(B) Includes 100,000 shares issuable upon exercise of stock appreciation rights granted under the Chairman Emeritus Agreement, 113,500 shares issuable upon exercise of warrants, and 1,373,076 shares issuable upon exercise of stock appreciation rights granted under the 2018 Equity Incentive Plan.
(C) Represents the weighted average exercise price of outstanding stock appreciation rights and warrants. Includes the weighted average exercise price of
$28.50 for stock appreciation rights granted under the Chairman Emeritus Agreement, $5.00 for shares issuable upon exercise of warrants and $9.94 for stock appreciation rights granted under the 2018 Equity Incentive Plan.
(D) Available shares can be granted in the form of stock appreciation rights, options, restricted stock or performance awards. The number of securities remaining available under the 2018 Equity Incentive Plan was 1,775,245.

Item 13.

Certain Relationships and Related Transactions and Director

Independence
The information required by this item is incorporated by reference to the information to be set forth under the captions “Policies and
Procedures Regarding Related Person Transactions” and “Corporate Governance

-Information Concerning Nominees for Election as
Directors-Director Independence” in the 2022

Proxy Statement.

Item 14.

Principal Accountant

Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Independent
Registered Public Accounting Firm Fees” in the 2022

Proxy Statement.

In addition, on December 2, 2021, the SEC adopted final amendments to its rules to implement the requirements of the Holding
Foreign Companies Accountable Act of 2020. The following additional information is based on the new requirements:
Auditor(s) who provided opinion(s) related to financial statements in the annual report:

BKD, LLP
Location from where the auditor’s report was issued:
Kansas City, Missouri
The Public Company Accounting Oversight Board ID Number(s) of the audit firm(s) or branch(es) that provided the opinion:

686

Part IV
Item 15.

Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements of CrossFirst Bankshares, Inc. and its subsidiaries, and the auditor’s report thereon are filed as
part of this report under Item 8. Financial Statements and Supplementary

Data:
Page Number
Report of BKD, LLP Independent Registered Public Accounting Firm
69
Consolidated Balance Sheets
70
Consolidated Statements of Income
71
Consolidated Statements of Comprehensive Income
72
Consolidated Statements of Stockholders’ Equity
73
Consolidated Statements of Cash Flows
74
Notes to Consolidated Financial Statements
76
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
Employment Agreement with David O’Toole dated May 1, 2015†
S-1 10.4 July 18, 2019
10.2.1
First Amendment to Employment Agreement with David O’Toole dated
March 19, 2019†
S-1 10.5 July 18, 2019
10.2.2
Amended and Restated Employment Agreement dated March 9, 2021 between the Company and David O’Toole†
8-K 10.1 March 15, 2021
10.3
Employment Agreement with Mike Maddox dated
June 1, 2020
†
10-Q 10.1 August 12, 2020
10.4
Employment Agreement with Benjamin R. Clouse, dated July 12, 2021†
10-Q 10.1 November 2, 2021
10.5
Employment Agreement with Amy Fauss dated July 29, 2016†
S-1 10.8 July 18, 2019
10.5.1
First Amendment to Employment Agreement with Amy Fauss dated
March 15, 2019†
S-1 10.9 July 18, 2019
10.6
Employment Agreement with Tom Robinson dated May 1, 2015†
S-1 10.10 July 18, 2019
10.6.1
First Amendment to Employment Agreement with Tom Robinson dated
March 18, 2019†
S-1 10.11 July 18, 2019
10.7
Employment Agreement with Aisha Reynolds, dated October 23, 2019
†
10-K 10.6 March 10, 2020
10.8
Employment Agreement with Randy Rapp, dated April 1, 2019†
10-K 10.7 March 10, 2020
10.9
RSU Award Agreement with George F. Jones, Jr. dated February 28, 2019†
S-1 10.13 July 18, 2019
10.10
Performance Share Award Agreement with George F. Jones, Jr. dated
February 28, 2019†
S-1 10.14 July 18, 2019
10.11
2018 Omnibus Equity Incentive Plan†
S-1 10.15 July 18, 2019
10.12
Form of Legacy RSU - New Market Founders Award†
S-1 10.16 July 18, 2019
10.13
Form of Legacy EIP 2018 RSU Award Agreement†
S-1 10.17 July 18, 2019
10.14
Form of Legacy SAR Award Agreement†
S-1 10.18 July 18, 2019
10.15
Form of EEIP Legacy RSU Award Agreement†
S-1 10.19 July 18, 2019
10.16
Form of RSU Award Agreement†
S-1 10.20 July 18, 2019
10.17
Form of 2019 RSU Award Agreement†
S-1 10.21 July 18, 2019
10.18*
Form of Performance Share Award Agreement
10.19
Form of Director Restricted Stock Award†
S-1 10.23 July 18, 2019
10.20
Form of Indemnification Agreement†
S-1 10.24 July 18, 2019
10.21
Director Deferred Fee Program†
S-1 10.25 July 18, 2019
10.22
Stock Appreciation Rights Plan†
S-1 10.26 July 18, 2019
10.23
Form of SAR Award Agreement†
S-1 10.27 July 18, 2019
10.24
Annual Incentive Plan†
10-Q 10.1 May 14, 2020
10.25
Employment Agreement with Steve Peterson dated July 1, 2020†
10-Q 10.2 August 12, 2020
10.26
Senior Executive Severance Plan†
10-Q 10.3 August 12, 2020
10.27
Employee Stock Purchase Plan†
S-8 99.1 July 2, 2020
10.28
Employment Agreement with Jana D. Merfen Dated January 27, 2021†
10-Q 10.1 May 6, 2021
10.29
First Amendment to the CrossFirst Bankshares, Inc. Employee Stock
Purchase Plan†
S-8 99.1 October 26, 2021
21.1*
Subsidiaries of CrossFirst Bankshares, Inc.
23.1*
Consent of BKD, LLP
31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange act, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

Incorporated by Reference
Exhibit
Number Exhibit Description Form Exhibit
Filing
Date/Period End
Date
31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
Oxley Act of 2002
32.1**
Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section
906 of the Sarbanes-Oxley Act of 2002
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
CrossFirst Bankshares Inc.
February 28, 2022 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on
behalf of the Registrant and in the capacities and on the date indicated.
Signature Title Date
/s/ Rod Brenneman

Director (Chairman)
February 28, 2022 Rod Brenneman
/s/ Michael J. Maddox
Director, President and Chief Executive Officer (Principal Executive Officer) February 28, 2022
Michael J.

Maddox
/s/ Benjamin R. Clouse
Chief Financial Officer (Principal Financial and Accounting Officer) February 28, 2022 Benjamin R. Clouse
/s/ David L. O’Toole

Director
February 28, 2022 David O’Toole
/s/ George Bruce
Director February 28, 2022 George Bruce
/s/ Steven W. Caple
Director February 28, 2022 Steven W. Caple
/s/ Ron Geist
Director February 28, 2022 Ron Geist
/s/ Jennifer Grigsby
Director February 28, 2022 Jennifer Grigsby
/s/ George E. Hansen III
Director February 28, 2022 George E. Hansen III
/s/ Lance Humphreys
Director February 28, 2022 Lance Humphreys
/s/ Mason King
Director February 28, 2022 Mason King
/s/ James Kuykendall
Director February 28, 2022 James Kuykendall
/s/ Kevin Rauckman
Director February 28, 2022 Kevin Rauckman
/s/ Michael Robinson
Director February 28, 2022 Michael Robinson
/s/ Grey Stogner
Director February 28, 2022 Grey Stogner
/s/ Stephen K. Swinson
Director February 28, 2022 Stephen K. Swinson