Form 10-Q/A
period 2021-03-31
CROSSFIRST BANKSHARES, INC.
filed 2022-04-12
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q/A

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

EXPLANATORY NOTE
CrossFirst Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 (the Amendment”) on Form 10-Q/A to amend its Quarterly
Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 6, 2021 (the
“Original 10-Q”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.
We are filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-Q.
The Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index for the Amendment, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

The exhibits listed in the exhibit index below are filed with this Amendment No. 1 to Quarterly Report on Form 10-
Q/A.
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
April 12, 2022 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)