Form 10-Q/A
period 2021-09-30
CROSSFIRST BANKSHARES, INC.
filed 2022-04-12
CIK 1458412

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

EXPLANATORY NOTE
CrossFirst Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 (the Amendment”) on Form 10-Q/A to amend its Quarterly
Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Securities and Exchange Commission on November 2,
2021 (the “Original 10-Q”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.
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