Form 10-K/A
period 2020-12-31
CROSSFIRST BANKSHARES, INC.
filed 2022-04-20
CIK 1458412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
(Amendment No. 1)
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
☐

No
☒
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $
469,054,218

(based on the June 30, 2020, closing price
of CrossFirst Bankshares, Inc. Common Shares of $9.78 as reported on the

NASDAQ Global Select Market).
As of February 25, 2021, the registrant had
51,645,335

shares of common stock, par value $0.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to its 202

1

annual meeting of stockholders, which will be filed with the
Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

EXPLANATORY NOTE
CrossFirst Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 (the Amendment”) on Form 10-K/A to amend its Annual
Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February
26, 2021 (the “Original 10-K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.
We are filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index for the Amendment, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the
Amendment.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3)

Exhibits
The exhibits listed in the exhibit index below are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
Exhibit Index
Exhibit Number Description
31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104* Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CrossFirst Bankshares Inc.
April 20, 2022 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and
Principal Accounting Officer)