Form 10-Q
period 2022-03-31
CROSSFIRST BANKSHARES, INC.
filed 2022-05-05
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
WASHINGTON, DC 20549
FORM
10-Q

☒

QUARTERLY REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2022

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

☐

No

☒
As of May 4, 2022, the registrant had
49,645,914

shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q for the Quarter Ended March 31, 2022
Index
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Forward-Looking Information
Condensed Consolidated Balance Sheets - Unaudited
4
Condensed Consolidated Statements of Income - Unaudited
5
Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited
6
Condensed Consolidated Statements of Stockholders’ Equity - Unaudited
7
Condensed Consolidated Statements of Cash Flows - Unaudited
8
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
9
Note 2: Earnings Per Share
14
Note 3: Securities
14
Note 4: Loans and Allowance for Credit Losses (“ACL”)
18
Note 5: Derivatives and Hedging
34
Note 6: Time Deposits and Borrowings
36
Note 7: Change in Accumulated Other Comprehensive Income (“AOCI”)
37
Note 8: Regulatory Matters
37
Note 9: Stock-Based Compensation
38
Note 10: Income Tax
40
Note 11: Disclosures about Fair Value of Financial Instruments
40
Note 12: Commitments and Credit Risk
44
Note 13: Legal and Regulatory Proceedings
44
Note 14: Leases
44
Note 15: Warrants
45
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
First Quarter 2022 Highlights
46
Results of Operations
49
Net Interest Income
49
Non-Interest Income
51
Non-Interest Expense
52
Income Taxes
54
Analysis of Financial Condition
54
Securities Portfolio
54
Loan Portfolio
54
Provision and Allowance for Credit Losses (‘‘ACL’’)
55
Nonperforming Assets and Other Asset Quality Metrics
57
Deposits and Other Borrowings
60
Liquidity and Capital Resources
61
Critical Accounting Policies and Estimates
62
Item 3. Quantitative and Qualitative Disclosures about Market Risk
63
Item 4. Controls and Procedures
64
Part II. Other Information
Item 1. Legal Proceedings
64
Item 1A. Risk Factors
65
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
65
Item 6. Exhibit Index
66
Signature
67

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

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about
our industry, management’s beliefs and certain assumptions made by management,

many of which, by their nature, are inherently
uncertain and beyond our control. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees
of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the
Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Such possible events or factors include: risks associated with the current outbreak of the novel coronavirus, or the COVID-19 pandemic, changes in economic
conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation,
fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, and such other factors as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December

31, 2021, filed
with the Securities and Exchange Commission (“SEC”) on February

28, 2022, any subsequent quarterly report on Form 10-Q as well as in the Company’s other filings with the SEC.

The Company undertakes

no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties,

readers are cautioned not to place undue reliance on such
forward-looking statements.

See Notes to Condensed Consolidated Financial Statements (unaudited)

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2022 December 31, 2021
(2)
(Unaudited)
(Dollars in thousands)
Assets
Cash and cash equivalents
$
276,927
$
482,727
Available-for-sale securities - taxable
196,721
192,146
Available-for-sale securities - tax-exempt
526,057
553,823
Loans, net of unearned fees
4,349,568
4,256,213
Allowance for credit losses on loans (1)
55,231
58,375
Net loans
4,294,337
4,197,838
Premises and equipment, net
65,799
66,069
Restricted equity securities
10,526
11,927
Interest receivable
16,933
16,023
Foreclosed assets held for sale
973
1,148
Bank-owned life insurance
67,886
67,498
Other
61,962
32,258
Total assets $
5,518,121
$
5,621,457
Liabilities and stockholders’ equity
Deposits

Noninterest-bearing $
1,110,284
$
1,163,224
Savings, NOW and money market
2,999,329
2,895,986
Time
512,067
624,387
Total deposits
4,621,680
4,683,597
Federal Home Loan Bank advances
226,600
236,600
Other borrowings
1,022
1,009
Interest payable and other liabilities
45,620
32,678
Total liabilities
4,894,922
4,953,884
Stockholders’ equity
Common stock, $
0.01

par value:

authorized -
200,000,000

shares, issued -
52,926,555

and
52,590,015

shares at
March 31, 2022 and December 31, 2021, respectively
529
526
Treasury stock, at cost:

3,198,302

and
2,139,970

shares held at March 31, 2022 and December 31, 2021,
respectively
(45,109)
(28,347)
Additional paid-in capital
527,468
526,806
Retained earnings
161,323
147,099
Accumulated other comprehensive income (loss)
(21,012)
21,489
Total stockholders’ equity
623,199
667,573
Total liabilities and stockholders’ equity $
5,518,121
$
5,621,457
(1)
As of December 31, 2021, this line represents the allowance for loan losses. See further discussion in
“Note 1: Nature of
Operations and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements
(unaudited).
(2)
The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all
disclosures required by accounting principles generally accepted in the

United States of America.

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
Three Months Ended
March 31,
2022 2021
(Dollars in thousands except per share data)
Interest Income
Loans, including fees $
42,728
$
43,758
Available-for-sale securities - taxable
1,044
751
Available-for-sale securities - tax-exempt
3,692
3,351
Deposits with financial institutions
152
128
Dividends on bank stocks
144
165
Total interest income
47,760
48,153
Interest Expense
Deposits
3,511
5,728
Fed funds purchased and repurchase agreements
-
1
Federal Home Loan Bank Advances
1,109
1,283
Other borrowings
25
24
Total interest expense
4,645
7,036
Net Interest Income
43,115
41,117
Provision for Credit Losses
(1)
(625)
7,500
Net Interest Income after Provision for Credit Losses
(1)
43,740
33,617
Non-Interest Income

Service charges and fees on customer accounts
1,408
957
Realized gains (losses) on available-for-sale securities
(26)
10
Unrealized losses, net on equity securities

(103)
(39)
Income from bank-owned life insurance
388
416
Swap fees and credit valuation adjustments, net
118
155
ATM and credit card interchange income
2,664
2,328
Other non-interest income
493
317
Total non-interest income
4,942
4,144
Non-Interest Expense
Salaries and employee benefits
17,941
13,553
Occupancy
2,493
2,494
Professional fees
805
782
Deposit insurance premiums
737
1,151
Data processing
812
716
Advertising
692
303
Software and communication
1,270
1,065
Foreclosed assets, net
(53)
50
Other non-interest expense
2,969
2,704
Total non-interest expense
27,666
22,818
Net Income Before Taxes
21,016
14,943
Income tax expense
4,188
2,908
Net Income $
16,828
$
12,035
Basic Earnings Per Share $
0.33
$
0.23
Diluted Earnings Per Share $
0.33
$
0.23
(1)
For the three-months ended March 31, 2021, this line represents the provision for loan losses. See further discussion of this
change in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Condensed
Consolidated Financial Statements (unaudited).

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
Three Months Ended
March 31,
2022 2021
(Dollars in thousands)
Net Income $
16,828
$
12,035
Other Comprehensive Loss
Unrealized loss on available-for-sale securities
(58,956)
(9,070)
Less: income tax benefit
(14,433)
(2,221)
Unrealized loss on available-for-sale securities
(44,523)
(6,849)
Reclassification adjustment for realized gains (losses) included in income
(26)
10
Less: income tax expense (benefit)
(6)
2
Less: reclassification adjustment for realized gain (loss) included in income, net of income tax
(20)
8
Unrealized gain on cash flow hedges
2,655
-
Less: income tax expense
653
-
Unrealized gain on cash flow hedges, net of income tax
2,002
-
Other comprehensive loss
(42,501)
(6,857)
Comprehensive Income (Loss) $
(25,673)
$
5,178

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
Common Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Treasury Stock Total Shares Amount
(Dollars in thousands)
Balance at December 31, 2020
51,679,516
$
523
$
522,911
$
77,652
$
29,403
$
(6,061)
$
624,428
Net income - - -
12,035
- -
12,035
Change in unrealized depreciation of available-
for-sale securities - - - -
(6,857)
-
(6,857)
Issuance of shares from equity-based awards
87,650
-
(404)
- - -
(404)
Open market common share repurchases
(88,497)
- - - -
(1,052)
(1,052)
Employee receivables from sale of stock - - -
35
- -
35
Stock-based compensation - -
649
- - -
649
Balance at March 31, 2021
51,678,669
$
523
$
523,156
$
89,722
$
22,546
$
(7,113)
$
628,834
Common Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income (Loss) Treasury Stock Total Shares Amount
(Dollars in thousands)
Balance at December 31, 2021
50,450,045
$
526
$
526,806
$
147,099
$
21,489
$
(28,347)
$
667,573
Cumulative effect from changes in accounting
principle
(a)
- - -
(2,610)
- -
(2,610)
Net income - - -
16,828
- -
16,828
Other comprehensive loss - - - -
(42,501)
-
(42,501)
Issuance of shares from equity-based awards
303,040
3
(620)
- - -
(617)
Open market common share repurchases
(1,058,332)
- - - -
(16,762)
(16,762)
Employee receivables from sale of stock - - -
6
- -
6
Stock-based compensation - -
1,115
- - -
1,115
Exercise of warrants
33,500
-
167
- - -
167
Balance at March 31, 2022
49,728,253
$
529
$
527,468
$
161,323
$
(21,012)
$
(45,109)
$
623,199
(a)

Includes the impact of implementing Accounting Standards Update (“ASU”)

2016-13, Financial Instruments - Credit Losses (Accounting Standard Codification

(“ASC”) 326):
Measurement of Credit Losses on Financial Instruments.

See “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in

the Notes to Condensed
Consolidated Financial Statements (unaudited) for more information on the

Company’s adoption of this guidance

and the impact to the Company’s

results of operations.

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
Three Months Ended
March 31,
2022 2021
(Dollars in thousands)
Operating Activities
Net income $
16,828
$
12,035
Items not requiring (providing) cash

Depreciation and amortization
1,241
1,375
Provision for credit losses (1)
(625)
7,500
Accretion of discounts and amortization of premiums on securities
1,116
1,310
Equity based compensation
1,115
649
Deferred income taxes
3,358
1,824
Net realized (gains) losses on available-for-sale securities
26
(10)
Changes in
Interest receivable
(910)
(751)
Other assets
14,115
(28,730)
Other liabilities
(21,779)
(4,937)
Net cash provided by (used in) operating activities
14,485
(9,735)
Investing Activities

Net change in loans
(94,437)
(74,947)
Purchases of available-for-sale securities
(49,138)
(74,575)
Proceeds from maturities of available-for-sale securities
11,582
33,329
Proceeds from the sale of foreclosed assets
237
-
Purchase of premises and equipment
(962)
(118)
Proceeds from the sale of premises and equipment and related insurance claims
13
-
Proceeds from sale of restricted equity securities
1,544
1,626
Net cash used in investing activities
(131,161)
(114,685)
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts
50,403
468,521
Net decrease in time deposits
(112,320)
(111,691)
Net increase (decrease) in fed funds purchased and repurchase agreements
-
988
Repayment of Federal Home Loan Bank advances
(10,000)
(10,000)
Issuance of common shares, net of issuance cost
170
-
Proceeds from employee stock purchase plan
172
-
Repurchase of common stock
(16,762)
(1,052)
Acquisition of common stock for tax withholding obligations
(793)
(404)
Net decrease in employee receivables
6
35
Net cash provided by (used in) financing activities
(89,124)
346,397
Increase (Decrease) in Cash and Cash Equivalents
(205,800)
221,977
Cash and Cash Equivalents, Beginning of Period
482,727
408,810
Cash and Cash Equivalents, End of Period $
276,927
$
630,787
Supplemental Cash Flows Information
Interest paid $
4,784
$
7,287
Income taxes paid $
-
$
130
(1)

For the three-months ended March 31, 2021, this line represents the Provision for loan losses.

Notes to Condensed Consolidated Financial Statements
(unaudited)
9
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (the “Company”) is a bank holding company whose principal activities are the ownership and
management of its wholly-owned subsidiary, CrossFirst Bank (the

“Bank”). In addition, the Bank has
three

subsidiaries including
CrossFirst Investments, Inc. (“CFI”) that holds investments in marketable securities, CFBSA I, LLC and CFBSA II, LLC.
The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers
through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri;

(iv) Oklahoma City, Oklahoma; (v)
Tulsa, Oklahoma; (vi) Dallas, Texas; (vii) Frisco, Texas; and (viii) Phoenix, Arizona.
During the first quarter of 2022, the Company expanded its restaurant finance group. The group will provide established and
high-growth restaurant chains customized banking solutions, including financing, treasury services, commercial cards, merchant
processing, and international banking services.

Basis of Presentation
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States
(“GAAP”). The consolidated financial statements include the accounts of the Company,

the Bank, CFI, CFBSA I, LLC and CFBSA II,
LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated interim financial statements are unaudited.

Certain information and footnote disclosures presented in
accordance with GAAP have been condensed or omitted and should be read in conjunction with the Company’s consolidated financial
statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December

31, 2021 (the “2021
Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on

February 28, 2022.

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

Refer to the “accounting pronouncements implemented” below for changes in the accounting policies of the Company.

No
significant changes to the Company’s accounting policies, other than those mentioned under “accounting pronouncements implemented”
below, have occurred since December 31, 2021, the most recent date financial statements were provided within the Company’s 2021
Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Use of Estimates
The Company identified accounting policies and estimates that, due to the difficult, subjective or complex judgments and
assumptions inherent in those policies and estimates and the potential sensitivity of the Company’s financial statements to those
judgments and assumptions, are critical to an understanding of the

Company’s financial condition and results of operations. Actual results could differ from those estimates. The allowance for credit losses, deferred tax asset, and fair value of financial instruments are
particularly susceptible to significant change.

Notes to Condensed Consolidated Financial Statements
(unaudited)
10
Cash Equivalents
The Company had $
182

million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of March

31, 2022.
The reserve required at March 31, 2022 was $
0
.

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
Accounting Pronouncements Implemented
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement

of Credit Losses on Financial
Instruments:
Background

– ASU 2016-13 and its subsequent amendments provide new guidance on the impairment model for financial assets measured at amortized cost, including loans held-for-investment and off-balance sheet credit exposures. The Current Expected
Credit Loss (“CECL”) model requires an estimate of expected credit losses, measured over the contractual life of an instrument,
that considers forecasts of future economic conditions in addition to information about past events and current conditions. ASU
2016-13 requires new disclosures, including the use of vintage analysis on the Company’s credit quality indicators.

In addition, ASU 2016-13 removes the available-for-sale (“AFS”) securities other-than-temporary-impairment model that reduced the cost basis of the investment and is replaced with an impairment model that will recognize an allowance for credit losses on
available-for-sale securities.

Implementation

– The Company established a CECL committee to formulate and oversee the implementation process including selection, implementation, and testing of third-party software.

The Company used a loss-rate ("cohort") method to estimate the expected allowance for credit losses ("ACL") for all loan pools.
The cohort method identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point
in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining lives, or until the
loans are “exhausted” (i.e.; have reached an acceptable point in time at which a significant majority of all losses are
expected to have been recognized). The cohort method closely aligned with the Company's incurred loss model. This allowed the
Company to take advantages of the efficiencies of processes and procedures already in practice.
The Company began parallel processing with the existing allowance for loan losses model during the first quarter of 2019
recalibrating inputs as necessary. The Company formulated changes to policies, procedures,

disclosures, and internal controls that
were necessary to transition to the new standard. A third-party completed validation of the completeness, accuracy, and reasonableness of the model in the fourth quarter of 2021. Refer to

“Note 4: Loans and Allowance for Credit Losses (“ACL”)” for
additional information regarding the policies, procedures, and credit quality indicators used by the Company.
Impact of adoption

– The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. All disclosures as of and for the three-months ended March 31, 2022 are presented in accordance with ASC 326, Financial
Instruments-Credit Losses. The Company did not recast comparative financial periods and has presented those disclosures under
previously applicable GAAP.

Notes to Condensed Consolidated Financial Statements
(unaudited)
11
The Company used the prospective transition approach for AFS securities for which other-than-temporary-impairment has been
recognized prior to January 1, 2022. As a result, the amortized cost basis remains the same before and after the effective date of
ASU 2016-13.

Because the Company chose the cohort method, the model must consider net deferred fees and costs. As a result, the Company
transferred the previously disclosed unearned fees into the applicable loan segments.
The following table illustrates the impact of adopting ASU 2016-13 and details how outstanding loan balances have been reclassified because of changes made to the Company’s loan segments under

CECL
:
January 1, 2022
As Reported under ASU
2016-13 Pre-ASU 2016-13
Impact of ASU 2016-13
Adoption
(Dollars in thousands)
Assets:
Loans (outstanding balance)
Commercial $
843,024
$
1,401,681
$
(558,657)
Commercial lines of credit
617,398
-
617,398
Energy
278,579
278,860
(281)
Commercial real estate
1,278,479
1,281,095
(2,616)
Construction and land development
574,852
578,758
(3,906)
Residential real estate
360,046
600,816
(240,770)
Multifamily real estate
240,230
-
240,230
PPP
-
64,805
(64,805)
Consumer
63,605
63,605
-
Gross Loans
4,256,213
4,269,620
(13,407)
Net deferred loan fees and costs
-
13,407
(13,407)
Allowance for credit losses on loans
56,628
58,375
(1,747)
Loans, net
4,199,585
4,197,838
1,747
Deferred tax asset $
13,647
$
14,474
$
(827)
Liabilities
Allowance for credit losses on off-balance
sheet exposures $
5,184
$
-
$
5,184
Stockholders' equity
Retained earnings $
144,489
$
147,099
$
(2,610)
In connection with adoption of ASU 2016-13, changes were made to the Company’s loan segments to align with the methodology applied in determining the allowance under CECL. The commercial loan portfolio was separated into term loans and lines of
credit. In addition, the remaining Paycheck Protection Program (“PPP”)

loans were consolidated into the commercial term loan
segment due to their declining outstanding balance. The Company also separated the residential and multifamily real estate loan
segments. Refer to “Note 4: Loans and Allowance for Credit Losses (“ACL”)” for detail on the loan segments.

Accounting Policies:

The Company updated the below accounting policies due to adoption of ASU 2016-13:

Notes to Condensed Consolidated Financial Statements
(unaudited)
12
Accrued Interest -
The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans. In addition,
the Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off
policy exists. The policy generally requires loans to be placed on nonaccrual when principal or interest is 90 days or more past
due unless the loan is well-secured and in the process of collection. A well-secured loan means that collateral or a guaranty has sufficient value to pay off the loan in full. When a loan is placed on nonaccrual, accrued interest is reversed against interest
income.

The Company made a policy election to exclude accrued interest from the amortized cost basis of AFS securities. AFS securities
are placed on non-accrual status when the Company no longer expects to receive all contractual amounts due, which is generally
at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status.
Accordingly, the Company did not recognize an allowance for credit loss against accrued interest receivable.

Available-for-sale Securities in an Unrealized Loss Position –

For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not
that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding

intent or
requirement to sell is met, the securities’ amortized cost basis is written down to fair value through income. For AFS securities that do not meet the criteria above, the Company evaluates whether the decline in fair value has resulted from credit losses or
other factors. Management considers the extent to which fair value is less than amortized cost, any changes to the rating of the
security by a rating agency, and adverse conditions specifically related to the security, among other factors.

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is
compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the
amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount
that the fair value is less than amortized cost basis.

ASU 2016-02, Leases (Topic 842):

Background

– ASU 2016-02 and its subsequent amendments require lessees to recognize the assets and liabilities that arise from such leases. This represents a change from previous GAAP that did not require operating leases to be recognized on the lessees’
balance sheet. The purpose

of Topic 842 is to increase transparency and comparability between organizations that enter into lease
agreements.

The update modifies lease disclosure requirements as well.

On the lease commencement date (or on the date of adoption), a lessee is required to measure and record a lease liability equal to
the present value of the remaining lease payments, discounted using an appropriate discount rate. In addition, a right-of-use asset
is recorded that consists of the initial measurement of the lease liability adjusted for certain payments, including lease incentives
received and initial direct costs.
For operating leases, after lease commencement, the lease liability is reported at the present value of the unpaid lease payments
discounted using the discount rate established at lease commencement. The lease expense is calculated by summing all future
lease payments in the lease term and lease incentives not yet recognized. The sum is then amortized on a straight-line basis over
the lease term. The right-of-use asset is amortized as the difference between the straight

-line expense and the amortizing lease
liability.
Implementation

– The Company’s lease agreements to which Topic 842 has been applied primarily relate to branch real estate
properties located in the Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco, Texas; and Phoenix, Arizona markets.
The remaining lease terms range from two to twenty years with potential renewal terms. The leases include various payment

Notes to Condensed Consolidated Financial Statements
(unaudited)
13
terms including fixed payments with annual increases to variable payments.

In addition, several of the leases include lease
incentives.
The discount rates were not readily determinable in the lease agreements. As a result, the Company used the incremental
borrowing rate in accordance with Topic 842. The Company used the FHLB yield curve as the incremental borrowing rate.
The Company elected several practical expedients that are listed below:
Practical Expedient Elected Impact to Lease Accounting Implementation
An entity need not reassess whether any expired
or existing contracts are or contain leases.
The Company was not required to re-evaluate previously identified leases, including embedded leases, that existed as of the adoption date.

An entity need not reassess the lease classification
for an expired or existing leases.

The Company was not required to re-classify previously identified operating leases that existed as of the adoption date. The Company did not have any capital leases as of December 31, 2021.
An entity need not reassess initial direct costs for
any existing leases.
The Company was not required to review previously established lease agreements as of the adoption date for initial direct costs. Initial direct costs increase the right-of-use asset and do not impact the lease liability.
An entity may combine lease and nonlease
components.
If not elected, the Company would be required to allocate the total consideration in a lease contract to lease and nonlease components based on
their relative standalone price. The election results in higher right-of-use assets and lease liabilities.
Short-term lease exemption.
The Company is not required to record a right-of-use asset and lease liability for a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise.

Impact of Adoption

– The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective approach. The
Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.
The following table illustrates the impact of adopting ASU 2016-02 on the Company’s financial statements:
January 1, 2022
As Reported under ASU
2016-02 Pre-ASU 2016-02
Impact of ASU 2016-02
Adoption
(Dollars in thousands)
Assets:
Right-of-use asset $
23,589
$
-
$
23,589
Liabilities:
Lease incentive
-
2,125
(2,125)
Accrued rent payable
-
904
(904)
Lease liability $
26,618
$
-
$
26,618
Recent Accounting Pronouncements
ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt

Restructurings and Vintage Disclosures
Background

– ASU 2022-02 provides

new guidance on (i) troubled debt restructurings

(“TDRs”) and (ii) vintage disclosures for
gross write-offs. The update eliminates the accounting guidance for TDRs and requires a company to determine if a modification
results in a new loan or a continuation of an existing loan. The update enhances the required disclosures for certain modifications
made to borrowers experiencing financial difficulty.

In addition, the update requires disclosure of current-period gross charge-offs by year of origination for financing receivables.

Notes to Condensed Consolidated Financial Statements
(unaudited)
14
For the Company, the amendments are effective as of January 1, 2023,

but early adoption is permitted and would be applied as of
the beginning of the fiscal year of adoption.
Impact of adoption

– The Company anticipates adopting ASU 2022-02 as of January 1, 2023. At this time, an estimate of the impact cannot be established.

Note 2: Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:
Three Months Ended
March 31,
2022 2021
(Dollars in thousands except per share data)
Earnings per Share
Net income available to common stockholders $
16,828
$
12,035
Weighted average common shares
50,251,297
51,657,204
Earnings per share $
0.33
$
0.23
Diluted Earnings per Share
Net income available to common stockholders $
16,828
$
12,035
Weighted average common shares
50,251,297
51,657,204
Effect of dilutive shares
659,193
724,270
Weighted average dilutive common shares
50,910,490
52,381,474
Diluted earnings per share $
0.33
$
0.23
Stock-based awards not included because to do so would be antidilutive
285,672
669,112
Note 3: Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:

March 31, 2022
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
179,842
$
105
$
11,113
$
168,834
Collateralized mortgage obligations - GSE residential
15,557
16
251
15,322
State and political subdivisions
552,069
6,820
25,437
533,452
Corporate bonds
5,223
46
99
5,170
Total available-for-sale securities
$
752,691
$
6,987
$
36,900
$
722,778

Notes to Condensed Consolidated Financial Statements
(unaudited)
15
December 31, 2021
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
161,675
$
1,809
$
1,774
$
161,710
Collateralized mortgage obligations - GSE residential
18,130
311
10
18,431
State and political subdivisions
532,906
29,329
767
561,468
Corporate bonds
4,241
119
-
4,360
Total available-for-sale securities
$
716,952
$
31,568
$
2,551
$
745,969
As of March 31, 2022, the available-for-sale securities had $
6

million of accrued interest, excluded from the amortized cost basis.

The amortized cost and fair value of available-for-sale securities at March 31,

2022, by contractual maturity, are shown below:

March 31, 2022
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential
(1)
Amortized cost $
-
$
30
$
117
$
179,695
$
179,842
Estimated fair value $
-
$
31
$
118
$
168,685
$
168,834
Weighted average yield
(2)
- %
4.71
%
3.97
%
1.90
%
1.90
%
Collateralized mortgage obligations -
GSE residential
(1)
Amortized cost $
-
$
-
$
2,405
$
13,152
$
15,557
Estimated fair value $
-
$
-
$
2,420
$
12,902
$
15,322
Weighted average yield
(2)
- % - %
2.78
%
2.01
%
2.13
%
State and political subdivisions
Amortized cost $
741
$
5,186
$
92,361
$
453,781
$
552,069
Estimated fair value $
747
$
5,334
$
94,719
$
432,652
$
533,452
Weighted average yield
(2)
3.49
%
3.95
%
3.29
%
2.67
%
2.79
%
Corporate bonds
Amortized cost $
-
$
604
$
4,619
$
-
$
5,223
Estimated fair value $
-
$
644
$
4,526
$
-
$
5,170
Weighted average yield
(2)
- %
5.84
%
4.30
% - %
4.48
%
Total available-for-sale securities
Amortized cost $
741
$
5,820
$
99,502
$
646,628
$
752,691
Estimated fair value $
747
$
6,009
$
101,783
$
614,239
$
722,778
Weighted average yield (2)
3.49
%
4.15
%
3.32
%
2.44
%
2.57
%
1)
Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or
without prepayment penalties.
2) Yields are calculated based on amortized cost.

Notes to Condensed Consolidated Financial Statements
(unaudited)
16
The following tables show the number of securities, unrealized loss, and fair value of the Company’s investments with unrealized
losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at
March 31, 2022 and December 31, 2021:

March 31, 2022
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
124,358
$
6,835
30
$
36,252
$
4,278
6
$
160,610
$
11,113
36
Collateralized
mortgage obligations
- GSE residential
12,339
237
17
560
14
1
12,899
251
18
State and political
subdivisions
232,842
24,747
149
5,900
690
8
238,742
25,437
157
Corporate bonds
4,745
99
3
-
-
-
4,745
99
3
Total temporarily
impaired securities $
374,284
$
31,918
199
$
42,712
$
4,982
15
$
416,996
$
36,900
214
December 31, 2021
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
87,306
$
1,774
16
$
-
$
-
-
$
87,306
$
1,774
16
Collateralized
mortgage obligations
- GSE residential
803
10
2
-
-
-
803
10
2
State and political
subdivisions
72,915
762
39
1,310
-
4
74,225
762
43
Corporate bonds
-
-
-
-
-
-
-
-
-
Total temporarily
impaired securities $
161,024
$
2,546
57
$
1,310
$
-
4
$
162,334
$
2,546
61
Based on the Company’s evaluation at March 31, 2022, under the new impairment model, an allowance for credit losses has
no
t
been recorded
no
r have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a
long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the
securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other
market conditions. The issuers continue to make timely principal and interest payments.

Notes to Condensed Consolidated Financial Statements
(unaudited)
17
The following tables show the gross gains and losses on securities that matured or were sold:

For the Three Months Ended
March 31, 2022
Gross Realized
Gains
Gross Realized
Losses Net Realized Loss
(Dollars in thousands)
Available-for-sale securities
$
1
$
27
$
(26)
For the Three Months Ended
March 31, 2021
Gross Realized
Gains
Gross Realized
Losses Net Realized Gain
(Dollars in thousands)
Available-for-sale securities
$
21
$
11
$
10
Equity Securities
Equity securities consist of a $
2

million investment in a Community Reinvestment Act (“CRA”) mutual fund and $
1

million in
three private equity funds. Equity securities are included in “other assets” on the Consolidated Balance Sheets.
The Company elected a measurement alternative for the three private equity funds that allows the securities to remain at cost until an impairment is identified or an observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. No such events
occurred during the three-month period ended March 31, 2022.
The following is a summary of the unrealized and realized losses recognized in net income on equity securities:

Three Months Ended
March 31,

2022 2021
(Dollars in thousands)
Net losses recognized during the reporting period on equity securities
$
(103)
$
(39)
Less: net gains recognized during the reporting period on equity securities sold during
the reporting period
-
-
Unrealized losses recognized during the reporting period on equity securities still held at
the reporting date
$
(103)
$
(39)

Notes to Condensed Consolidated Financial Statements
(unaudited)
18
Note 4:

Loans and Allowance for Credit Losses (“ACL”)
Loan Portfolio Segments
Categories of loans at March 31, 2022 and December 31, 2021

include:
March 31, 2022 December 31, 2021
(Dollars in thousands)
Commercial $
802,774
$
843,024
Commercial lines of credit
678,127
617,398
Energy
271,309
278,579
Commercial real estate
1,375,655
1,278,479
Construction and land development
563,538
574,852
Residential real estate
365,719
360,046
Multifamily real estate
243,107
240,230
Consumer
49,339
63,605
Loans, net of unearned fees
4,349,568
4,256,213
Less: allowance for credit losses (1)
55,231
58,375
Loans, net $
4,294,337
$
4,197,838
(1)

As of December 31, 2021, this line represents the allowance for loan losses. See further discussion in "Note 1: Nature of Operations
and Summary of Significant Accounting Policies.”

Accrued interest of $
10

million at March 31, 2022 and December 31, 2021 presented in “other assets” on the

Consolidated
Balance Sheets is excluded from the amortized cost basis disclosed in the above table.

The Company aggregates the loan portfolio by similar credit risk characteristics. The loan segments are described in additional
detail below:
● Commercial

- The category includes loans to commercial customers for use in property,

plant, and equipment purchases
and expansions. Loan terms typically require principal and interest payments that decrease the outstanding loan balance.
Repayment is primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by
creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
The category also includes the remaining PPP loans outstanding. These loans were established by the

Coronavirus Aid,
Relief, and Economic Security Act which authorized forgivable loans to small businesses to pay their employees during the COVID-19 pandemic. The loans are
100

percent guaranteed by the Small Business Administration (“SBA”) and repayment is primarily dependent on the borrower’s cash flow or SBA repayment approval.
● Commercial Lines of Credit – The category includes lines of credit to commercial customers for working capital needs.
The loan terms typically require interest-only payments, mature in one year, and require the full balance paid-off at
maturity. Lines of credit allow the borrower to drawdown and repay the line of credit based on the customer’s cash flow
needs. Repayment is primarily from the operating cash flow of the business. Credit risk is driven by creditworthiness of
a borrower and the economic conditions that impact the cash flow stability from business operations.
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
19
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
● Residential Real Estate
- The category includes loans that are generally secured by owner-occupied

1-4 family
residences.

Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.
Credit risk in these loans can be impacted by economic conditions within or outside the borrower’s market areas that
might impact either property values or a borrower’s personal income.

● Multifamily Real Estate -
The category includes loans that are generally secured by multifamily properties.

Repayment
of these loans is primarily dependent on occupancy rates and the personal income of the tenants. Credit risk in these
loans can be impacted by economic conditions within or outside the borrower’s market areas that might impact either
property values or the tenants’ personal income.

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
Allowance for Credit Losses
The Company established a CECL committee that meets at least quarterly to oversee the Allowance for Credit Loss methodology.
The committee estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL represents the Company’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. The ACL is adjusted for expected prepayments when appropriate and excludes expected extensions, renewals, and modifications.

The ACL is the sum of three components: (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled)
reserves; and (iii) qualitative (judgmental) reserves.

Asset Specific -

When unique qualities cause a loan’s exposure to loss to be inconsistent with the pool segments, the loan is
individually evaluated. Individual reserves are calculated for loans that are risk-rated substandard and on non-accrual and loans that are risk-rated doubtful or loss that are greater than a defined dollar threshold. In addition, troubled debt restructurings (“TDRs”) are also
individually evaluated. Reserves on asset specific loans may be based on collateral,

for collateral-dependent loans, or on quantitative and
qualitative factors, including expected cash flow, market sentiment, and guarantor support.
Quantitative - The Company used the cohort method, which identifies and captures the balance of a pool of loans with similar risk characteristics as of a particular time to form a cohort. For example, the outstanding commercial loans and commercial lines of
credit loan segments as of quarter-end are considered cohorts. The cohort is then tracked for losses over the remaining life of loans or
until the pool is exhausted. The Company used a lookback period of approximately six-years to establish the cohort population. By using
the historical data timeframe, the Company can establish a historical loss factor for each of its loan segments and adjust the losses with
qualitative and forecast factors.
Qualitative

– The Company uses qualitative factors to adjust the historical loss factors for current conditions. The Company primarily uses the following qualitative factors:
◾ The nature and volume of changes in risk ratings;
◾ The volume and severity of past due loans;

Notes to Condensed Consolidated Financial Statements
(unaudited)
20
◾ The volume of nonaccrual loans;
◾
The nature and volume of the loan portfolio, including the existence, growth, and effect of any concentrations of credit;
◾
Changes in the Institute of Supply Management’s Purchasing Manager Indices

(“PMI”) for services and manufacturing;
◾
Changes in collateral values;

◾ Changes in lending policies, procedures, and quality of loan reviews;
◾ Changes in lending staff; and
◾ Changes in competition, legal and regulatory environments
In addition to the current condition, qualitative adjustments, the Company uses the Federal Reserve’s unemployment forecast to
adjust the ACL based on forward looking guidance. The Federal Reserve’s unemployment forecast extends three-years and is eventually reverted to the mean of six percent by year 10.

Drivers of Quarterly Change in the ACL
The ACL declined by $
3

million between January 1, 2022 and March 31, 2022 and was driven by:
- A $
3

million decline in the required reserve for asset specific loans. The change included a commercial real estate loan with an
improved collateral valuation that resulted in a $
1

million reduction in the required reserve, a $
628

thousand decline related to
a commercial real estate loan charged down and two energy loans that paid down their outstanding balance, resulting in a $
1
million decrease to the required reserve.

- A $
2

million increase in the required reserve because of changes in loan balances that included a $
97

million increase in
commercial real estate loans and required a $
1.6

million increase to the ACL.
- A $
1

million reduction in the ACL due to improved credit quality metrics including improved risk ratings and lower nonaccruals, driven by the energy portfolio that decreased the required ACL by $
830

thousand.

- $
1

million in net charge-offs. Charge-offs included $
1

million related to a medical practice, $
1

million related to an energy
loan impacted by low prices in 2020 and 2021, and $
750

thousand related to a commercial real estate project. Recoveries were driven by $
2

million related to an energy loan charged off in 2020.
-
The unemployment forecast provided by the Federal Reserve in March 2022 was consistent with the previously presented
forecast. As a result, no forward-looking adjustment was made during the first quarter of 2022.
Credit Quality Indicators
Internal Credit Risk Ratings
The Company uses a weighted average risk rating factor to adjust the historical loss factors for current events. Risk ratings
incorporate the criteria utilized by regulatory authorities to describe criticized assets, but separate various levels of risk concentrated
within the regulatory “Pass” category. Risk ratings are established for loans at origination and are monitored on an ongoing basis. The rating assigned to a loan reflects the risks posed by the borrower’s expected performance and the transaction’s structure. Performance
metrics used to determine a risk rating include, but are not limited to, cash flow adequacy, liquidity, and collateral. A description of the
loan risk ratings follows:
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
21
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
bankable asset is not warranted.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments:

As of March 31, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial
Pass $
85,347
$
372,703
$
133,962
$
62,737
$
62,941
$
29,629
$
-
$
37,196
$
784,515
Special mention
-
-
1,568
1,127
324
49
-
3,522
6,590
Substandard - accrual
1,500
210
-
2,415
782
51
-
1,947
6,905
Substandard - non-
accrual
-
1,572
13
24
481
760
-
1,914
4,764
Doubtful
-
-
-
-
-
-
-
-
-
Total $
86,847
$
374,485
$
135,543
$
66,303
$
64,528
$
30,489
$
-
$
44,579
$
802,774
Commercial lines of credit
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
649,230
$
-
$
649,230
Special mention
-
-
-
-
-
-
15,504
-
15,504
Substandard - accrual
-
-
-
-
-
-
2,431
-
2,431
Substandard - non-
accrual
-
-
-
-
-
-
10,962
-
10,962
Doubtful
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
-
$
-
$
-
$
-
$
678,127
$
-
$
678,127
Energy
Pass $
-
$
1,382
$
264
$
63
$
-
$
-
$
230,193
$
221
$
232,123
Special mention
-
-
-
1,494
-
-
21,493
-
22,987
Substandard - accrual
-
-
-
-
13
-
7,392
-
7,405
Substandard - non-
accrual
-
-
-
-
-
-
6,343
-
6,343
Doubtful
-
-
-
-
-
-
2,451
-
2,451
Total $
-
$
1,382
$
264
$
1,557
$
13
$
-
$
267,872
$
221
$
271,309

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
Pass $
74,272
$
319,575
$
158,034
$
121,203
$
82,028
$
97,987
$
330,590
$
82,459
$
1,266,148
Special mention
-
27,210
-
-
7,536
761
-
48,709
84,216
Substandard - accrual
10,826
655
-
695
-
3,801
-
992
16,969
Substandard - non-
accrual
-
3,750
303
-
83
1,135
-
3,051
8,322
Doubtful
-
-
-
-
-
-
-
-
-
Total $
85,098
$
351,190
$
158,337
$
121,898
$
89,647
$
103,684
$
330,590
$
135,211
$
1,375,655
Construction and land development
Pass $
86,020
$
228,922
$
141,357
$
73,650
$
20,346
$
4,611
$
8,632
$
-
$
563,538
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
86,020
$
228,922
$
141,357
$
73,650
$
20,346
$
4,611
$
8,632
$
-
$
563,538
Residential real estate
Pass $
12,954
$
77,243
$
126,735
$
48,600
$
53,487
$
38,565
$
1,208
$
-
$
358,792
Special mention
-
217
-
-
-
-
-
-
217
Substandard - accrual
-
3,326
3,183
-
-
-
-
-
6,509
Substandard - non-
accrual
-
-
-
-
-
-
-
201
201
Doubtful
-
-
-
-
-
-
-
-
-
Total $
12,954
$
80,786
$
129,918
$
48,600
$
53,487
$
38,565
$
1,208
$
201
$
365,719

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Multifamily real estate
Pass $
25,829
$
46,511
$
6,733
$
12,134
$
3,238
$
1,961
$
121,985
$
24,676
$
243,067
Special mention
-
-
-
-
-
-
-
40
40
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
25,829
$
46,511
$
6,733
$
12,134
$
3,238
$
1,961
$
121,985
$
24,716
$
243,107
Consumer
Pass $
485
$
2,750
$
1,988
$
248
$
118
$
144
$
43,606
$
-
$
49,339
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
485
$
2,750
$
1,988
$
248
$
118
$
144
$
43,606
$
-
$
49,339
Total
Pass $
284,907
$
1,049,086
$
569,073
$
318,635
$
222,158
$
172,897
$
1,385,444
$
144,552
$
4,146,752
Special mention
-
27,427
1,568
2,621
7,860
810
36,997
52,271
129,554
Substandard - accrual
12,326
4,191
3,183
3,110
795
3,852
9,823
2,939
40,219
Substandard - non-
accrual
-
5,322
316
24
564
1,895
17,305
5,166
30,592
Doubtful
-
-
-
-
-
-
2,451
-
2,451
Total $
297,233
$
1,086,026
$
574,140
$
324,390
$
231,377
$
179,454
$
1,452,020
$
204,928
$
4,349,568

Notes to Condensed Consolidated Financial Statements (unaudited)

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of

March 31, 2022:

As of March 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial
30-59 days $
-
$
-
$
3
$
5
$
4
$
-
$
-
$
-
$
12
60-89 days
-
-
-
10
-
98
-
-
108
Greater than 90 days
-
-
-
-
468
662
-
-
1,130
Total past due
-
-
3
15
472
760
-
-
1,250
Current
86,847
374,485
135,540
66,288
64,056
29,729
-
44,579
801,524
Total $
86,847
$
374,485
$
135,543
$
66,303
$
64,528
$
30,489
$
-
$
44,579
$
802,774
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Commercial lines of credit
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
11,910
$
-
$
11,910
60-89 days
-
-
-
-
-
-
300
-
300
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
12,210
-
12,210
Current
-
-
-
-
-
-
665,917
-
665,917
Total $
-
$
-
$
-
$
-
$
-
$
-
$
678,127
$
-
$
678,127
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Energy
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
2,114
$
-
$
2,114
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
1,494
-
-
8,097
-
9,591
Total past due
-
-
-
1,494
-
-
10,211
-
11,705
Current
-
1,382
264
63
13
-
257,661
221
259,604
Total $
-
$
1,382
$
264
$
1,557
$
13
$
-
$
267,872
$
221
$
271,309
Greater than 90 days
and accruing $
-
$
-
$
-
$
1,494
$
-
$
-
$
-
$
-
$
1,494

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
277
-
-
83
-
-
-
360
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
277
-
-
83
-
-
-
360
Current
85,098
350,913
158,337
121,898
89,564
103,684
330,590
135,211
1,375,295
Total $
85,098
$
351,190
$
158,337
$
121,898
$
89,647
$
103,684
$
330,590
$
135,211
$
1,375,655
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Construction and land development
30-59 days $
-
$
553
$
-
$
-
$
-
$
-
$
-
$
-
$
553
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
553
-
-
-
-
-
-
553
Current
86,020
228,369
141,357
73,650
20,346
4,611
8,632
-
562,985
Total $
86,020
$
228,922
$
141,357
$
73,650
$
20,346
$
4,611
$
8,632
$
-
$
563,538
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
217
-
-
-
-
-
-
217
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
217
-
-
-
-
-
-
217
Current
12,954
80,569
129,918
48,600
53,487
38,565
1,208
201
365,502
Total $
12,954
$
80,786
$
129,918
$
48,600
$
53,487
$
38,565
$
1,208
$
201
$
365,719

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Multifamily real estate
30-59 days $
-
$
192
$
-
$
-
$
-
$
-
$
-
$
-
$
192
60-89 days
-
150
-
-
-
-
-
-
150
Greater than 90 days
-
-
-
-
-
-
-
40
40
Total past due
-
342
-
-
-
-
-
40
382
Current
25,829
46,169
6,733
12,134
3,238
1,961
121,985
24,676
242,725
Total $
25,829
$
46,511
$
6,733
$
12,134
$
3,238
$
1,961
$
121,985
$
24,716
$
243,107
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
40
$
40
Consumer
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
-
-
-
Current
485
2,750
1,988
248
118
144
43,606
-
49,339
Total $
485
$
2,750
$
1,988
$
248
$
118
$
144
$
43,606
$
-
$
49,339
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
30-59 days $
-
$
745
$
3
$
5
$
4
$
-
$
14,024
$
-
$
14,781
60-89 days
-
644
-
10
83
98
300
-
1,135
Greater than 90 days
-
-
-
1,494
468
662
8,097
40
10,761
Total past due
-
1,389
3
1,509
555
760
22,421
40
26,677
Current
297,233
1,084,637
574,137
322,881
230,822
178,694
1,429,599
204,888
4,322,891
Total $
297,233
$
1,086,026
$
574,140
$
324,390
$
231,377
$
179,454
$
1,452,020
$
204,928
$
4,349,568
Greater than 90 days
and accruing $
-
$
-
$
-
$
1,494
$
-
$
-
$
-
$
40
$
1,534

Notes to Condensed Consolidated Financial Statements (unaudited)

Non-accrual Loan Analysis
Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at
an earlier date, if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are
brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual

loans by loan segments:
As of March 31, 2022
Amortized Cost Basis by Origination Year and On Nonaccrual Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total
Nonaccrual
Loans
Nonaccrual
Loans with
no related
Allowance
(Dollars in thousands)
Commercial $
-
$
1,572
$
13
$
24
$
482
$
760
$
-
$
1,914
$
4,765
$
3,257
Commercial lines of credit
-
-
-
-
-
-
10,987
-
10,987
10,987
Energy
-
-
-
-
-
-
8,795
-
8,795
698
Commercial real estate
-
3,750
303
-
83
1,136
-
3,051
8,323
8,241
Construction and land
development
-
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
201
201
201
Multifamily real estate
-
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
5,322
$
316
$
24
$
565
$
1,896
$
19,782
$
5,166
$
33,071
$
23,384
Interest income recognized on nonaccrual loans was $
1

thousand for the three-month period ended March 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)

Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by portfolio segment for the
three-month period ended March 31, 2022:
For the Three Months Ended March 31, 2022
Commercial
(1)
Commercial
Lines of
Credit
(1)
Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
Real
Estate
(2)
Multifamily
Real
Estate
(2)
Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance, prior to
adoption of ASU 2016-13 $
20,352
$
-
$
9,229
$
19,119
$
3,749
$
5,598
$
-
$
328
$
58,375
Impact of ASU 2016-13
adoption
(10,213)
8,866
(39)
(186)
(83)
(2,552)
2,465
(5)
(1,747)
Charge-offs
(209)
(1,221)
(1,067)
(1,102)
-
-
-
(13)
(3,612)
Recoveries
755
21
1,754
-
-
-
-
1
2,531
Provision (credit)
(704)
1,695
(2,370)
797
12
43
(123)
334
(316)
Ending balance $
9,981
$
9,361
$
7,507
$
18,628
$
3,678
$
3,089
$
2,342
$
645
$
55,231
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance, prior to
adoption of ASU 2016-13 $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Impact of ASU 2016-13
adoption
107
44
265
711
3,914
5
137
1
5,184
Provision (credit)
(41)
109
(7)
42
(400)
(1)
(21)
10
(309)
Ending balance $
66
$
153
$
258
$
753
$
3,514
$
4
$
116
$
11
$
4,875
(1)

Prior to the adoption of ASU 2016-13, the Commercial and Commercial lines of credit were consolidated under the Commercial segment.
(2)

Prior to the adoption of ASU 2016-13, the Residential real estate and Multifamily real estate segments were consolidated under the Residential and Multifamily Real Estate
segment.

Notes to Condensed Consolidated Financial Statements
(unaudited)
30
Collateral Dependent Loans:
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or
sale of the collateral and the borrower is experiencing financial difficulty. The following table presents the amortized cost balance of
loans considered collateral dependent by loan segment and collateral type as of March 31, 2022:
As of March 31, 2022
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial
All business assets $
4,040
$
130
$
3,257
Commercial lines of credit
All business assets
10,987
-
10,987
Energy
Oil and natural gas properties
8,795
790
698
$
23,822
$
920
$
14,942
Troubled Debt Restructurings (“TDR”)
TDRs are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession,
excluding loan modifications as a result of the COVID-19 pandemic.

The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.

For the three-month periods ended March 31, 2022 and 2021,
no

loans were restructured under the TDR guidance. The
outstanding balance of TDRs was $
38

million and $
40

million as of March 31, 2022 and December 31, 2021, respectively.

Disclosures under Previously Applicable

GAAP
The following disclosures are presented under previously applicable GAAP. The description of the general characteristics of the
loan rating categories is as described above. The following table presents the credit risk profile of the Company’s loan portfolio based on an internal rating category and portfolio segment as of December 31, 2021:
As of December 31, 2021
Pass
Special
Mention
Substandard
Performing
Substandard
Nonperforming Doubtful Loss Total
(Dollars in thousands)
Commercial
$
1,356,883
$
16,201
$
23,739
$
4,858
$
-
$
-
$
1,401,681
Energy
184,269
73,196
5,246
13,595
2,554
-
278,860
Commercial real
estate
1,172,323
86,768
11,782
10,222
-
-
1,281,095
Construction and
land development
578,758
-
-
-
-
-
578,758
Residential and
multifamily real
estate
593,847
257
6,508
204
-
-
600,816
PPP
64,805
-
-
-
-
-
64,805
Consumer
63,605
-
-
-
-
-
63,605
$
4,014,490
$
176,422
$
47,275
$
28,879
$
2,554
$
-
$
4,269,620

Notes to Condensed Consolidated Financial Statements
(unaudited)
31
The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31,
2021:
As of December 31, 2021
30-59 Days
Past Due
60-89 Days
Past Due
90 Days or
More
Total Past
Due Current
Total Loans
Receivable
Loans >= 90
Days and
Accruing
(Dollars in thousands)
Commercial $
183
$
499
$
1,037
$
1,719
$
1,399,962
$
1,401,681
$
90
Energy
-
-
4,644
4,644
274,216
278,860
-
Commercial real estate
85
992
-
1,077
1,280,018
1,281,095
-
Construction and land
development
966
117
-
1,083
577,675
578,758
-
Residential and multifamily
real estate
437
151
-
588
600,228
600,816
-
PPP
-
-
-
-
64,805
64,805
-
Consumer
-
99
-
99
63,506
63,605
-
$
1,671
$
1,858
$
5,681
$
9,210
$
4,260,410
$
4,269,620
$
90
The following table presents the Company’s loans on non-accrual as of

December 31, 2021:
December 31, 2021
(Dollars in thousands)
Commercial $
4,858
Energy
16,148
Commercial real estate
10,222
Construction and land development
-
Residential and multifamily real estate
204
PPP
-
Consumer
-
Total non-accrual loans $
31,432

Notes to Condensed Consolidated Financial Statements
(unaudited)
32
The following table presents the allowance for loan losses by portfolio segment and disaggregated based on the Company’s
impairment methodology:
As of December 31, 2021
Commercial Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Period end allowance for loan losses allocated to:
Individually
evaluated for
impairment
$
333
$
2,100
$
3,164
$
-
$
-
$
-
$
-
$
5,597
Collectively
evaluated for
impairment
20,019
7,129
15,955
3,749
5,598
-
328
52,778
Ending balance $
20,352
$
9,229
$
19,119
$
3,749
$
5,598
$
-
$
328
$
58,375
Allocated to loans:
Individually
evaluated for
impairment
$
5,739
$
16,204
$
31,597
$
-
$
3,387
$
-
$
-
$
56,927
Collectively
evaluated for
impairment
1,395,942
262,656
1,249,498
578,758
597,429
64,805
63,605
4,212,693
Ending balance $
1,401,681
$
278,860
$
1,281,095
$
578,758
$
600,816
$
64,805
$
63,605
$
4,269,620

Notes to Condensed Consolidated Financial Statements
(unaudited)
33
A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans but
also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. The intent of
concessions is to maximize collection. The following table presents loans individually evaluated for impairment:
As of December 31, 2021
Recorded Balance Unpaid Principal Balance Specific Allowance
(Dollars in thousands)

Loans without a specific valuation

Commercial $
4,659
$
4,740
$ -

Energy

3,509
7,322
-
Commercial real estate
1,729
1,729
-

Construction and land development

-
-
-
Residential and multifamily real estate
3,387
3,387
-

PPP

-
-
-
Consumer
-
-
-

Loans with a specific valuation

Commercial
1,080
1,080
333

Energy

12,695
17,977
2,100
Commercial real estate
29,868
30,854
3,164

Construction and land development

-
-
-
Residential and multifamily real estate
-
-
-

PPP

-
-
-
Consumer
-
-
-

Total

Commercial
5,739
5,820
333

Energy

16,204
25,299
2,100
Commercial real estate
31,597
32,583
3,164

Construction and land development

-
-
-
Residential and multifamily real estate
3,387
3,387
-

PPP

-
-
-
Consumer
-
-
-
56,927
67,089
5,597
Total interest income recognized during the three-month period ended

March 31, 2021 for impaired loans was $
642

thousand.
The three-month average balance of impaired loans for the period ended

March 31, 2021 was $
112

million.

Notes to Condensed Consolidated Financial Statements
(unaudited)
34
The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month period ended
March 31, 2021:
Three Months Ended March 31, 2021
Commercial Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Allowance for loan losses:
Beginning
balance
$
24,693
$
18,341
$
22,354
$
3,612
$
5,842
$
-
$
453
$
75,295
Provision
7,015
1,951
(1,745)
225
214
-
(160)
7,500
Charge-offs
(8,266)
-
-
-
-
-
-
(8,266)
Recoveries
22
-
-
-
-
-
-
22
Ending balance $
23,464
$
20,292
$
20,609
$
3,837
$
6,056
$
-
$
293
$
74,551
Allowance for Credit Losses (“ACL”) on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally
cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of the
expected credit losses on commitments expected to be funded over its estimated life.

For each pool of contractual obligations expected
to be funded, the Company uses the reserve rate established for the related loan pools. The $
5

million allowance for credit losses on off
balance sheet credit exposures at March 31, 2022 is included in “interest payable and other liabilities” on the balance sheet.

The following categories of off-balance sheet credit exposures have been identified:
Loan commitments – include revolving lines of credit, non-revolving lines of credit, and loans approved that are not yet funded.
Risks inherent to revolving lines of credit often are related to the susceptibility of an individual or business experiencing
unpredictable cash flow or financial troubles, thus leading to payment default.

The primary risk associated with non-revolving
lines of credit is the diversion of funds for other expenditures.
Letters of credit – are primarily established to provide assurance to the beneficiary that the applicant will perform certain
obligations arising out of a separate transaction between the beneficiary and applicant. If the obligation is not met, it gives the
beneficiary the right to draw on the letter of credit.

Note 5:

Derivatives and Hedging
The Company is exposed to certain risks arising from both its business operations and economic conditions, including interest
rate, liquidity, and

credit risk. The Company uses derivative financial instruments as part of its risk management activities to manage
exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value
of which are determined by interest rates.

Cash Flow Hedges of Interest Rate Risk

Notes to Condensed Consolidated Financial Statements
(unaudited)
35
The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate
movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
During 2021, the Company entered into forward-looking

derivatives that will be used to hedge variable cash flows associated with variable-rate funding. These
5

swaps had an aggregate notional amount of $
100

million at March 31, 2022 and December 31, 2021.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded
in Accumulated Other Comprehensive Income (“AOCI”) and subsequently reclassified into interest expense in the same period(s)
during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s related, variable

-rate debt. During the next twelve months, the Company
estimates that an additional $
0

will be reclassified as a reduction to interest expense.

The Company’s derivative financial instruments are not effective until 2023. As a result, the derivative financial instrument

s

did
not impact the Consolidated Statement of Income for the three-month period ended March 31, 2022.
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

Swap fees earned upon origination and credit valuation adjustments that represent the risk of a counterparty’s default are reported
on the Consolidated Statements of Income as swap fee income, net. The effect of the

Company’s derivative financial instruments gain
(loss) are reported on the Consolidated Statements of Cash Flows within “other assets” and “other liabilities”.

These
56

and
54

swaps had an aggregate notional amount of $
563

million and $
535

million at March 31, 2022 and December 31,
2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
36
Fair Values

of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the balance
sheet as of March 31, 2022 and December 31, 2021:
Asset Derivatives Liability Derivatives
Balance Sheet
March 31,

December 31,

Balance Sheet
March 31,

December 31,

Asset
Derivatives 2022 2021 Location 2022 2021
(Dollars in thousands)
Interest rate products:
Derivatives not
designated as hedging
instruments
Other assets $
3,857
$
11,305
Interest payable
and other
liabilities
$
3,862
$
11,322
Derivatives
designated as hedging
instruments
Other assets
2,090
3
Interest payable
and other
liabilities
-
565
Total
$
5,947
$
11,308
$
3,862
$
11,887
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of March 31,
2022. The Company had no cash flow hedges for the three-months ended March 31,

2021.
March 31, 2022
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
2,655
$
2,655
$
-
Interest expense $
-
$
-
$
-

Note 6:

Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at

March 31, 2022 were as follows:
March 31, 2022
Within One
Year
One to Two
Years
Two to
Three Years
Three to
Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
445,252
$
54,360
$
10,248
$
1,151
$
1,056
$
-
$
512,067
FHLB borrowings
11,500
35,000
-
5,100
-
175,000
226,600
Trust preferred securities (1)
-
-
-
-
-
1,022
1,022
$
456,752
$
89,360
$
10,248
$
6,251
$
1,056
$
176,022
$
739,689

Notes to Condensed Consolidated Financial Statements
(unaudited)
37
(1) The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.

Note 7:

Change in Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Amounts reclassified from AOCI and the affected line items in the Condensed Consolidated Statements of Income during the
three-month periods ended March 31, 2022 and 2021, were as follows:
Three Months Ended
March 31,

Affected Line Item in the
2022 2021 Statements of Income
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale
securities $
(26)
$
10
Gain (loss) on sale of available-
for-sale securities
Less: tax expense (benefit) effect
(6)
2
Income tax expense (benefit)
Net reclassified amount $
(20)
$
8
Note 8:

Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators
that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that,
as of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
The capital rules require the Company to maintain a
2.5
% capital conservation buffer with respect to Common Equity Tier I capital, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets, which is included in the column “Minimum
Capital Required - Basel III” within the table below. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, as well as certain discretionary bonus
payments to executive officers.

The Company and the Bank opted to exclude AOCI from the regulatory capital calculations. As a result, change in AOCI, including the recent decrease in the available-for-sale securities portfolio, net of tax, did not impact the Company’s or Bank’s capital
ratios.

Notes to Condensed Consolidated Financial Statements
(unaudited)
38
The Company’s and the Bank’s actual capital amounts and ratios as of March

31, 2022 and December 31, 2021 are presented in
the following table:
Actual
Minimum Capital

Required - Basel III
Required to be Considered
Well Capitalized
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
March 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated $
704,612
13.0
% $
568,675
10.5
%

N/A
N/A
Bank
698,888
12.9
567,544
10.5
$
540,518
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
644,506
11.9
460,356
8.5
N/A
N/A
Bank
638,782
11.8
459,440
8.5
432,414
8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
643,484
11.9
379,117
7.0

N/A
N/A
Bank
638,782
11.8
378,363
7.0
351,337
6.5
Tier I Capital to Average Assets
Consolidated
644,506
11.6
222,092
4.0
N/A N/A
Bank $
638,782
11.5
% $
222,000
4.0
% $
277,500
5.0
%
December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated $
704,544
13.6
% $
544,060
10.5
%
N/A
N/A
Bank
681,980
13.2
543,708
10.5
$
517,817
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
646,169
12.5
440,430
8.5

N/A
N/A
Bank
623,605
12.0
440,144
8.5
414,253
8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
645,160
12.5
362,707
7.0
N/A N/A
Bank
623,605
12.0
362,472
7.0
336,581
6.5
Tier I Capital to Average Assets
Consolidated
646,169
11.8
218,510
4.0

N/A
N/A
Bank $
623,605
11.4
% $
218,366
4.0
% $
272,958
5.0
%
Note 9:

Stock-Based Compensation
The Company issues stock-based compensation in the form of nonvested restricted stock and stock appreciation rights under the
2018 Omnibus Equity Incentive Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. In
addition, the Company has an Employee Stock Purchase Plan that was reinstated during the third quarter of 2020. The aggregate number of shares authorized for future issuance under the Omnibus Plan is
1,546,521

shares as of March 31, 2022.
The table below summarizes the stock-based compensation for the three-month periods ended March 31, 2022 and 2021:
Three Months Ended
March 31,

2022 2021
(Dollars in thousands)
Stock appreciation rights $
99
$
236
Performance-based stock awards
211
(266)
Restricted stock units and awards
778
665
Employee stock purchase plan
27
14
Total stock-based compensation $
1,115
$
649

Notes to Condensed Consolidated Financial Statements
(unaudited)
39
Performance-Based Stock

Awards (“PBSAs”)
The Company awards PBSAs to key officers of the Company. The performance

-based shares typically cliff-vest at the end of
three years

based on attainment of certain performance metrics developed by the Compensation

Committee. The ultimate number of
shares issuable under each performance award is the product of the award target and the award payout percentage given the level of achievement. The award payout percentages by level of achievement range between
0
% of target and
150
% of target.
During the three-month period ended March 31, 2022, the Company granted
66,667

PBSAs. The performance metrics include
three-year

cumulative, adjusted earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the performance-based awards:
Performance-Based Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2022
98,352
$
13.59
Granted
66,667
16.04
Vested
-
-
Forfeited
(24,944)
15.03
Unvested, March 31, 2022
140,075
$
14.50
Unrecognized stock-based compensation related to the performance awards issued through March 31, 2022 was $
2

million and is
expected to be recognized over
2.5

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
Restricted Stock Units and Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2022
383,630
$
13.52
Granted
176,351
15.86
Vested
(137,224)
13.62
Forfeited
(10,441)
13.72
Unvested, March 31, 2022
412,316
$
14.48
Unrecognized stock-based compensation related to the RSUs and RSAs issued through

March 31, 2022 was $
5

million and is
expected to be recognized over
2.3

years.

Notes to Condensed Consolidated Financial Statements
(unaudited)
40
Note 10:

Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:
Three Months Ended
March 31,
2022 2021
(Dollars in thousands)
Computed at the statutory rate (
21
%)
$
4,413
$
3,138
Increase (decrease) resulting from
Tax-exempt income
(854)
(790)
Nondeductible expenses
82
50
State income taxes
696
496
Equity based compensation
(169)
14
Other adjustments
20
-
Actual tax expense $
4,188
$
2,908
The tax effects of temporary differences related to deferred taxes shown on the Consolidated Balance Sheets are presented below:
March 31, 2022 December 31, 2021
(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale
$
6,808
$
-
Allowance for credit losses
14,467
14,051
Lease incentive
495
508
Loan fees
3,190
3,227
Accrued expenses
1,073
2,735
Deferred compensation
1,653
2,418
State tax credit
774
1,033
Other
561
2,057
Total deferred tax asset
29,021
26,029
Deferred tax liability

Net unrealized gain on securities available-for-sale
-
(6,967)
FHLB stock basis
(689)
(757)
Premises and equipment
(2,470)
(2,602)
Other
(969)
(1,229)
Total deferred tax liability
(4,128)
(11,555)
Net deferred tax asset
$
24,893
$
14,474
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
41
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying

Condensed Consolidated Balance Sheets
measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at
March 31, 2022 and December 31, 2021:

Fair Value Description
Valuation
Hierarchy
Level
Where Fair
Value Balance
Can Be Found
Available-for-
Sale Securities and
CRA Equity Security
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
Level 2 Note 5:
Derivatives and
Hedging
Nonrecurring Measurements
The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in
which the fair value measurements fall at March 31, 2022 and December

31, 2021:
March 31, 2022
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent loans $
22,902
$
-
$
-
$
22,902
Foreclosed assets held-for-sale $
973
$
-
$
-
$
973
December 31, 2021
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
38,046
$
-
$
-
$
38,046
Foreclosed assets held-for-sale $
1,148
$
-
$
-
$
1,148
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring
basis and recognized in the accompanying Consolidated Balance Sheets.
Collateral-Dependent Loans, Net of ACL
The estimated fair value of collateral-dependent loans is based on the appraised fair value of the collateral, less estimated cost to
sell. If the fair value of the collateral is below the loan’s amortized cost, the ACL is netted against the loan balance. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements
(unaudited)
42
The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other
factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral dependent loans are
obtained when the loan is determined to be collateral dependent and subsequently as deemed necessary by the Office of the Chief Credit
Officer.
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value
measurements at March 31, 2022 and December 31, 2021:
March 31, 2022
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount

4

% -
100
%
Collateral dependent loans
22,902
(
8
)%
$
Market comparable
properties
Marketability
discount Foreclosed assets held-for-sale
973
(
10
)%
December 31, 2021
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
7
% -
100
%
Collateral-dependent impaired loans
38,046
(
26
)%
$
Market comparable
properties
Marketability
discount Foreclosed assets held-for-sale
1,148
(
10
)%

Notes to Condensed Consolidated Financial Statements
(unaudited)
43
The following tables present the estimated fair values of the Company’s financial instruments at March 31, 2022 and
December 31, 2021:
March 31, 2022
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3 Total
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
276,927
$
276,927
$
-
$
-
$
276,927
Available-for-sale securities
722,778
-
722,778
-
722,778
Loans, net of allowance for credit losses
4,294,337
-
-
4,284,841
4,284,841
Restricted equity securities
10,526
-
-
10,526
10,526
Interest receivable
16,933
-
16,933
-
16,933
Equity securities
3,222
-
2,112
1,110
3,222
Derivative assets
5,947
-
5,947
-
5,947
$
5,330,670
$
276,927
$
747,770
$
4,296,477
$
5,321,174
Financial Liabilities
Deposits $
4,621,680
$
1,110,284
$
-
$
3,369,350
$
4,479,634
Federal Home Loan Bank advances
226,600
-
226,388
-
226,388
Other borrowings
1,022
-
2,230
-
2,230
Interest payable
1,196
-
1,196
-
1,196
Derivative liabilities
3,862
-
3,862
-
3,862
$
4,854,360
$
1,110,284
$
233,676
$
3,369,350
$
4,713,310
December 31, 2021
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3 Total
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
482,727
$
482,727
$
-
$
-
$
482,727
Available-for-sale securities
745,969
-
745,969
-
745,969
Loans, net of allowance for loan losses
4,197,838
-
-
4,178,268
4,178,268
Restricted equity securities
11,927
-
-
11,927
11,927
Interest receivable
16,023
-
16,023
-
16,023
Equity securities
2,642
-
2,209
433
2,642
Derivative assets
11,308
-
11,308
-
11,308
$
5,468,434
$
482,727
$
775,509
$
4,190,628
$
5,448,864
Financial Liabilities
Deposits $
4,683,597
$
1,163,224
$
-
$
3,482,218
$
4,645,442
Federal Home Loan Bank advances
236,600
-
241,981
-
241,981
Other borrowings
1,009
-
2,318
-
2,318
Interest payable
1,336
-
1,336
-
1,336
Derivative liabilities
11,887
-
11,887
-
11,887
$
4,934,429
$
1,163,224
$
257,522
$
3,482,218
$
4,902,964

Notes to Condensed Consolidated Financial Statements
(unaudited)
44
Note 12:

Commitments and Credit Risk
Commitments
The Company had the following commitments at March 31, 2022

and December 31, 2021:
March 31, 2022 December 31, 2021
(Dollars in thousands)
Commitments to originate loans $
226,902
$
118,651
Standby letters of credit
53,761
51,114
Lines of credit
1,876,281
1,768,231
Future lease commitments
11,100
11,100
Commitments related to investment fund
4,890
2,067
$
2,172,934
$
1,951,163
Note 13:

Legal and Regulatory Proceedings
General Litigation
The Company establishes reserves for litigation-related matters that arise in the ordinary course of business activities when it is
probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. If
the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and
material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which
case the nature of the guarantee would be disclosed.
The Company is in preliminary settlement negotiations in connection with a former employee’s departure. At this time, a range of loss is not estimatable. The Company currently expects that a portion of any settlement will be paid by the Company’s insurance
carriers.

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of
management the disposition or ultimate resolution of such

claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 14:

Leases
The Company’s operating leases primarily include bank branches located in

Kansas City, Missouri; Tulsa, Oklahoma; Dallas,
Texas; Frisco, Texas; and Phoenix, Arizona. The remaining lease terms range from one year

to
twenty years

with certain options to
renew. Renewal terms can extend the lease term between
five years

and

twenty years
. The exercise of lease renewal options is at the
Company’s sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term,
that option is included in the estimated value of the right of use (“ROU”) asset and lease liability. The

Company’s lease agreements do
not contain any material residual value guarantees or material restrictive covenants

.

As of March 31, 2022, the Company’s leases are
classified as operating leases.
Under ASC 842, a modified retrospective transition approach is required, applying the new standard to all leases existing at the
date of initial application. The Company chose to use the adoption date of January 1, 2022, for ASC 842. As such, all periods presented after January 1, 2022, are under ASC 842 whereas periods presented prior to January 1, 2022, are in accordance with prior lease
accounting of ASC 840. Financial information was not updated and the disclosures required under ASC 842 were not provided for dates and periods before January 1, 2022.

Notes to Condensed Consolidated Financial Statements
(unaudited)
45
The Company’s right to use an asset over the life of a lease is recorded as an ROU asset, is included in other assets on the
Consolidated Balance Sheets, and was $
23

million at March 31, 2022. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in interest payable and other liabilities on the Consolidated Balance Sheets of $
26

million at March 31, 2022.

The Company was unable to determine the implicit rate in the leases and used the incremental borrowing rate instead. The
Company used the FHLB yield curve on the lease commencement date and selected the rate closest to the remaining lease term. The
remaining weighted-average lease term is
10.5

years and the weighted-average discount rate is
1.90
%.
The following table presents components of operating lease expense in the accompanying consolidated statements of income for
the three-months ended March 31, 2022:
For the Three Months Ended

March 31, 2022
(Dollars in thousands)
Operating lease expense $
726
Variable lease expense
213
Short-term lease expense
5
Total lease expense $
944
Future minimum commitments due under these lease agreements as of March

31, 2022 are as follows:
Operating Leases
(Dollars in thousands)
Remainder of 2022 $
2,305
2023
3,168
2024
2,892
2025
2,903
2026
2,935
Thereafter
15,509
Total lease payments $
29,712
Less imputed interest
4,084
Total $
25,628
Supplemental cash flow information –
Operating cash flows paid for operating lease amounts included in the measurement of
lease liabilities was $
743

thousand for the three months ended March 31, 2022. During the three months ended

March 31, 2022, the
Company did
no
t record any ROU assets that were exchanged for operating lease liabilities.
Note 15:

Stock Warrants
During the three-month period ended March 31, 2022,
33,500

warrants were exercised at a strike price of $
5.00

per share and
33,500

common shares were issued.
The Company had
80,000

and
113,500

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per
share as of March 31, 2022 and December 31, 2021, respectively.

The
80,000

warrants expire on April 26, 2023 and have a strike price
of $
5.00

per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL

CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K
for the fiscal year ended December 31, 2021 filed with the Securities and Exchange

Commission (“SEC”) on February 28, 2022 (the
“2021 Form 10-K”). Results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our plans, objectives,
beliefs, expectations, representations,

and projections.

See “Forward-Looking Information”

which is incorporated herein by reference.
Actual results could differ materially from the anticipated results and other expectations expressed in our forward-looking statements
because of several factors, including but not limited to those discussed in Item

1A – "Risk Factors" in the 2021 Form 10-K.
Unless we state otherwise or the context otherwise requires, references below to “we,” “our,” “us,” “ourselves,” “our company,”
and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst Bank” and the
“Bank” refer to CrossFirst Bank, our wholly owned consolidated bank subsidiary.
First Quarter 2022 Highlights
During the first quarter ended March 31, 2022, we accomplished the following:
●
$5.5 billion of assets with net income for the quarter ended March 31, 2022 of $16.8 million,

an increase of $4.8 million or
40% compared to the first quarter of 2021;
● Implemented CECL on January 1, 2022, with a combined allowance for credit losses (“ACL”) and ACL on off-balance sheet credit exposures totaling $62 million or 1.45% of outstanding loans

,

compared to $60 million or 1.38% of outstanding loans
at March 31, 2022;
● Return on Average Assets of 1.23% and a Return on Equity of 10.44% for the quarter ended March 31, 2022;
● Net Interest Margin (Fully Tax-Equivalent) of 3.29% (1)

for the quarter ended March 31, 2022, compared to 3.01%
(1)

from the
same quarter last year;
● $93 million of loan growth from the previous quarter;
●
Book value per share of $12.53 at March 31, 2022 compared to $12.17 at March 31, 2021.
(1)
The Company modified the yield calculation. Refer to the section “Update to Net Interest Margin Methodology” below for additional information.

Credit Quality and Implementation of the Current Expected Credit Loss (“CECL”) Methodology
The Company implemented the CECL model as of January 1, 2022. Refer to “Note 1: Nature of Operations

and Summary of
Significant Accounting Policies” and “Note 4: Loans and Allowance for Credit Losses (“ACL”)” within the Notes to Condensed
Consolidated Financial Statements (unaudited) for details regarding the transition, including the impact to the financial statements. The
CECL model compared to the incurred loss model may accelerate the provision for credit losses if the

Company’s loan portfolio
continues to grow. In addition, positive (negative) forward-looking indicators may decrease (increase) the required provision for credit losses.

Credit quality metrics generally improved during the first quarter of 2022 as classified loans decreased $5 million to $73 million
at March 31, 2022, including a $5 million decline in classified energy loans. Nonperforming assets increased to $36 million or 0.64% of total assets due primarily to a commercial loan that was placed on nonaccrual during the three-month period ended March 31, 2022. Net
charge-offs for the three-month period ended March 31, 2022 were $1 million,

or 0.10% of average loans. The Company currently
expects net charge-offs to average loans to remain in the range of 0.13%

to 0.15% for the remainder of 2022.

The Company continues to monitor the U.S. economic indicators, including the inflation rate, commodity prices, interest rates,
and potential supply chain disruptions and the impact it may have on the

Company’s markets, clients, and prospects. The Company is

monitoring the impact of a rising interest rate environment on the commercial real estate market and enterprise and leverage loans that is currently mitigated by low debt-to-equity ratios.

As of March 31, 2022, the Company did not identify any systemic issues within its loan portfolio that would significantly affect the credit quality of the loan portfolio.

Update to Net Interest Margin Methodology
The Company modified the yield calculation on the available-for-sale security portfolio to better conform to peer disclosures.

All
earning-asset yields and net interest margins presented were retroactively updated for the change in methodology. The following
changes were made:
◾
The average unrealized gain (loss) on available-for-sale securities balance was removed from the security lines and placed in
other non-interest earning assets.
◾ The annualization method was changed from Actual/Actual to 30/360 for the security yields.
Impact to Yield
March 31, December 31, September 30, June 30, March 31,
Lines Impacted 2022 2021 2021 2021 2021
Previous calculation
Yield on securities - taxable 2.20% 2.11% 1.96% 1.96% 1.71%
Yield on securities - tax-exempt (1) 3.31 3.17 3.20 3.34 3.43
Total securities yield (1) 3.00 2.89 2.87 2.93 2.89
Yield on interest-earning assets (1) 3.64 3.70 3.62 3.57 3.50
Net interest spread (1) 3.25 3.22 3.16 3.08 2.94
Net interest margin (1) 3.29 3.28 3.20 3.12 3.00
As calculated going forward
Yield on securities - taxable 2.15 2.14 2.01 1.99 1.73
Yield on securities - tax-exempt (1) 3.35 3.35 3.43 3.54 3.61
Total securities yield (1) 3.00 3.02 3.04 3.07 3.01
Yield on interest-earning assets (1) 3.64 3.72 3.64 3.59 3.52
Net interest spread (1) 3.25 3.24 3.18 3.10 2.96
Net interest margin (1) 3.29 3.30 3.23 3.14 3.01
Change
Yield on securities - taxable (0.05) 0.03 0.05 0.03 0.02
Yield on securities - tax-exempt (1) 0.04 0.18 0.23 0.20 0.18
Total securities yield (1) - 0.13 0.17 0.14 0.12
Yield on interest-earning assets (1) - 0.02 0.02 0.02 0.02
Net interest spread (1) - 0.02 0.02 0.02 0.02
Net interest margin (1) - % 0.02% 0.03% 0.02% 0.01%
(1)

Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The
incremental tax rate used is 21.0%.
The Company believes the new calculation provides better insight into why the security yields and net interest margin changed
period-to-period.

Update on the COVID-19 Global Pandemic (“COVID-19”) Impact
The COVID-19 pandemic has caused, and may continue to cause, economic uncertainty and a disruption to the financial markets,
the duration and extent of which is not currently known. A discussion of the impact of the COVID-19 pandemic on the Company and its operations is provided below.
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

The following table summarizes the impact of the PPP loans on our financials:
As of or for the Three Months Ended
March 31,
2022 2021
(Dollars in thousands)
PPP Loan

Activity
Outstanding loan balance, beginning $ 64,805 $ 292,230
Loan increases - 110,962
Loan payoffs (33,487) (66,837)
Outstanding loan balance, end $ 31,318 $ 336,355
PPP Loan Fee Activity
Unearned fee balance, beginning $ 1,683 $ 4,189
Unearned fees added - 4,105
Earned fees recognized (876) (2,415)
Unearned fee balance, end $ 808 $ 5,879
Update to Customer and Industry Concentrations
As of March 31, 2022, the Company’s

top 20 customer relationships, represented approximately 28% or $1.

3

billion of total
deposits. The Company believes that there are sufficient funding sources, including on-balance sheet liquid assets and wholesale deposit options, so that an immediate reduction in these deposit balances would not be expected to have a material, detrimental effect on the
Company’s financial position

or operations.
For the three-month period ended March 31, 2022, approximately 68%

of credit card interchange income came from customers
that mobilized their workforce directly impacted by the COVID-19 pandemic. We currently

anticipate the concentration to decline over
the remainder of 2022 as we grow the Company’s

credit card business.

Performance Measures
As of or For the Quarter Ended
March 31, December 31, September 30, June 30, March 31,
2022 2021 2021 2021 2021
(Dollars in thousands, except per share data)
Return on average assets (1) 1.23% 1.50% 1.54% 1.10% 0.84%
Return on average equity (1) 10.44% 12.57% 12.92% 9.86% 7.80%
Earnings per share $ 0.33 $ 0.41 $ 0.41 $ 0.30 $ 0.23
Diluted earnings per share $ 0.33 $ 0.40 $ 0.41 $ 0.30 $ 0.23
Efficiency (2) 57.57% 55.38% 59.06% 53.61% 50.41%
Ratio of equity to assets 11.29% 11.88% 12.08% 12.00% 10.48%
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

For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2022 2021 2021 2021 2021
Yield on securities - tax-equivalent (1) 3.00% 3.02% 3.04% 3.07% 3.01%
Yield on loans 4.00 4.17 4.00 3.99 3.94
Yield on earning assets - tax-equivalent
(1)
3.64 3.72 3.64 3.59 3.52
Cost of interest-bearing deposits 0.41 0.43 0.47 0.50 0.57
Cost of total deposits 0.31 0.33 0.38 0.41 0.48
Cost of FHLB and short-term borrowings 1.95 3.03 1.82 1.79 1.79
Cost of funds 0.39 0.48 0.46 0.49 0.56
Net interest margin - tax-equivalent (1) 3.29% 3.30% 3.23% 3.14% 3.01%
(1)

Tax-exempt income is calculated on a tax-equivalent

basis. Tax-free municipal securities are exempt

from Federal income taxes. The incremental

tax rate used is 21%.

The following tables present, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates
paid:

Three Months Ended
March 31, 2022 March 31, 2021
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(4)
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 220,802
$
1,188
2.15%
$ 211,646
$
916
1.73%
Securities - tax-exempt (1)
533,674 4,467
3.35
449,925 4,055
3.61
Interest-bearing deposits in other banks
309,948 152
0.20
452,305 128
0.11
Gross loans, net of unearned income (2)(3)
4,332,831 42,728
4.00
4,506,843 43,758
3.94
Total interest-earning assets
(1)
5,397,255
$
48,535
3.64%
5,620,719
$
48,857
3.52%
Allowance for credit losses
(57,922) (78,371)
Other non-interest-earning assets
224,405 255,819
Total assets
$ 5,563,738 $ 5,798,167
Interest-bearing liabilities
Transaction deposits
$ 585,990
$
222
0.15%
$ 716,763
$
364
0.21%
Savings and money market deposits
2,302,552 1,847
0.33
2,421,765 2,388
0.40
Time deposits
587,452 1,442
1.00
972,006 2,976
1.24
Total interest-bearing deposits
3,475,994 3,511
0.41
4,110,534 5,728
0.57
FHLB and short-term borrowings
231,156 1,109
1.95
290,187 1,284
1.79
Trust preferred securities, net of fair value adjustments
1,012 25 10.25 965 24 9.96
Non-interest-bearing deposits
1,157,387 -
-
731,472 -
-
Cost of funds
4,865,549
$
4,645
0.39%
5,133,158
$
7,036
0.56%
Other liabilities
44,442 39,134
Stockholders’ equity
653,747 625,875
Total liabilities and stockholders’ equity
$ 5,563,738 $ 5,798,167
Net interest income - tax-equivalent (1) $
43,890
$
41,821
Net interest spread - tax-equivalent (1) 3.25% 2.96%
Net interest margin - tax-equivalent (1) 3.29% 3.01%
(1)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)
Loans, net of unearned income include non-accrual loans of $33 million and $63 million as of March 31, 2022 and 2021, respectively.
(3)
Loan interest income includes loan fees of $4 million and $4 million for the three months ended March 31, 2022 and 2021, respectively.
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
Three Months Ended
March 31, 2022 over 2021
Average Volume Yield/Rate Net Change
(2)
(Dollars in thousands)
Interest Income
Securities - taxable $
41
$
231
$
272
Securities - tax-exempt
(1)
716 (304) 412
Interest-bearing deposits in other banks
(49) 73 24
Gross loans, net of unearned income
(1,708) 678 (1,030)
Total interest income
(1)
$
(1,000)
$
678
$
(322)
Interest Expense
Transaction deposits $
(59)
$
(83)
$
(142)
Savings and money market deposits
(113) (428) (541)
Time deposits
(1,022) (512) (1,534)
Total interest-bearing deposits
(1,194) (1,023) (2,217)
FHLB and short-term borrowings
(277) 102 (175)
Trust preferred securities, net of fair value adjustments
1 - 1
Total interest expense
(1,470) (921) (2,391)
Net interest income (1) $
470
$
1,599
$
2,069
(1)

Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)

The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
Interest income -

Interest income declined for the three-month period ended

March 31, 2022 compared to the same period in 2021
driven by lower average loans outstanding and a $1.5 million reduction of PPP fee income. Average earning assets decreased $223
million or 4% from the same quarter in 2021, which included a $269 million or

86% decrease in average PPP loans.
Interest expense

- Interest expense declined for the three-month period ended

March 31, 2022 compared to the same period in 2021 as
$385 million in higher-rate time deposits matured

that decreased the cost of time deposits by 24 basis points.

Average interest-bearing
deposits decreased $635 million or 15% to $3.5 billion in the first quarter of

2022 from the same prior year period, partially offset by a
$426 million or 58% increase in non-interest-bearing deposits. The change in deposit mix improved the overall cost of funds.

Net interest income

- Net interest income increased for the three-month period ended

March 31, 2022

compared to the same period in
2021 driven by rate and volume declines in interest-bearing liabilities. The Company currently anticipates net interest margin to increase
for the remainder of 2022 because of the Company’s variable-rate assets and the rising rate environment, although deposit migration and remaining pressure on loan pricing will be headwinds.

Impact of Transition Away from LIBOR
The Company had $1.0

billion in loans tied to LIBOR at March 31, 2022. Starting in October 2021, the Company

began limiting
loans originated using the LIBOR index. For current borrowers, the Company is modifying loan document language to account for the
transition away from LIBOR as loans renew or originate. The Company plans to replace LIBOR-based loans with the Secured
Overnight Financing Rate (“SOFR”). At March 31, 2022, the Company had

$322 million in loans tied to SOFR. The Company adopted
Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform

(Topic 848): Facilitation of the Effects of Reference Rate
Reform on Financial Reporting” in 2020. The ASU allows the Company to recognize the modification related to LIBOR as a continuation of the old contract, rather than a cancellation of the old contract resulting in a write-off of unamortized fees and creation of a new contract.
Non-Interest Income (Expense)
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2022 2021 2021 2021 2021
(Dollars in thousands)
Total non-interest income (expense) $
4,942
$
4,796
$
(1,105)
$
5,825
$
4,144
Non-interest income (expense) to average
assets
(1)
0.36% 0.34% (0.08) % 0.41% 0.29%
(1) Interim periods annualized.
The components of non-interest income were as follows for the periods shown:
Three Months Ended
March 31,

Change
2022 2021 $ %
(Dollars in thousands)
Service charges and fees on customer accounts $
1,408
$
957
$
451
47%
Realized gains (losses) on available-for-sale securities
(26) 10 (36)
(360)
Unrealized gains (losses), net on equity securities
(103) (39) (64)
164
Income from bank-owned life insurance
388 416 (28)
(7)
Swap fees and credit valuation adjustments, net
118 155 (37)
(24)
ATM and credit card interchange income
2,664 2,328 336
14
Other non-interest income
493 317 176
56
Total non-interest income $
4,942
$
4,144
$
798
19%
The changes in non-interest income were driven primarily by the following:
Service charges and fees on customer accounts

- This category includes account analysis fees offset by a customer rebate program.
The increase for the quarter ended March 31, 2022 compared to the corresponding period in 2021 was driven by a $431 thousand
increase in account analysis fees due to customer growth and an increase in outstanding balances.
ATM and credit card interchange income

- The increase in ATM and credit card interchange income for the quarter ended March 31,
2022 compared to the same period in 2021 was primarily the result of customer growth.
For the three-month period ended March 31, 2022, approximately 68% of credit card interchange income came from customers that
mobilized their workforce directly impacted by the COVID-19

pandemic. The Company anticipates a portion of credit card activity and related income will continue to fluctuate in connection with changes in COVID-19 cases and demand for a temporary, mobilized
workforce.
Other non-interest income

- The increase in other non-interest income for the quarter ended March 31, 2022 compared to the same
period in 2021 was primarily related to $126 thousand in state employment incentives received during 2022. We expect to continue to
receive the incentives quarterly going forward for three years, but at significantly lower amounts. The Company also saw a $53
thousand increase in foreign exchange fees for the quarter ended March 31,

2022 compared to the same period in 2021.

Non-Interest Expense
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2022 2021 2021 2021 2021
(Dollars in thousands)
Total non-interest expense $
27,666
$
26,715
$
24,036
$
25,813
$
22,818
Non-interest expense to average assets (1) 2.02% 1.93% 1.76% 1.82% 1.60%
(1)

Interim periods annualized.
The components of non-interest expense were as follows for the periods indicated:
Quarter Ended
March 31,

Change
2022 2021 $ %
(Dollars in thousands)
Salary and employee benefits $
17,941
$
13,553
$
4,388
32%
Occupancy
2,493 2,494 (1)
-
Professional fees
805 782 23
3
Deposit insurance premiums
737 1,151 (414)
(36)
Data processing
812 716 96
13
Advertising
692 303 389
128
Software and communication
1,270 1,065 205
19
Foreclosed assets, net
(53) 50 (103)
(206)
Other non-interest expense
2,969 2,704 265
10
Total non-interest expense $
27,666
$
22,818
$
4,848
21%
The changes in non-interest expense were driven primarily by the following:
Salary and Employee Benefits

- Salary and employee benefit costs increased for the quarter ended

March 31, 2022 compared to the
same period in 2021 primarily due to the impact of continued hiring for production talent in a very competitive environment, annual
merit increases, increased stock-based compensation costs due to improved, expected payouts on performance-based awards, and higher taxes and benefits due to incentive payouts.
Deposit Insurance Premiums

- The FDIC uses a risk-based premium system to calculate the quarterly fee. Our premium costs decreased for the quarter ended March 31, 2022 compared to the same period in 2021 as a result of asset balance changes, changes in
asset quality and changes in capital ratios. We currently anticipate deposit insurance premiums will increase over the next quarter
because of expected loan growth and the common stock repurchase program.

Advertising

- The increase in advertising costs was driven by increased in-person events for the quarter ended March 31, 2022
compared to the same quarter in 2021 because of COVID-19 pandemic restrictions being lifted.
Software and Communication

- The increase was driven by our continued strategy to invest in technologies that allow us to cover
beginning-to-end loan originations, provide customers with a suite of online tools and analyze operational trends. In addition to the
growing number of technologies implemented, a portion of the increase in costs was due to our growth. We currently anticipate our
software and communication costs to continue to increase in 2022 as we continue adding and implementing new software products that
improve our customer’s experience.
Other Non-interest Expense
- Other non-interest expense increased for the quarter ended March 31, 2022 compared to the same period
in 2021 primarily due to an increase in commercial card costs as a result of our growing customer base and increased use as a result of
the COVID-19 pandemic. In addition, insured cash sweep deposits increased in 2022 from 2021, which drove related fees higher and the
Company’s travel costs increased as COVID-19 restrictions have eased. The increase was partially offset by a recovery from a
previously expensed fraud claim.

Income Taxes
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2022 2021 2021 2021 2021
(Dollars in thousands)
Income tax expense $
4,188
$
5,725
$
5,660
$
3,263
$
2,908
Income before income taxes
21,016 26,526 26,660 18,840 14,943
Effective tax rate 20% 22% 21% 17% 19%
Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from
investments in tax advantaged assets, including bank-owned life insurance and tax-exempt municipal securities;

state tax credits;

and
permanent tax differences from equity-based compensation. Refer to “Note

10: Income Tax” within the Notes to Condensed
Consolidated Financial Statements (unaudited) for a reconciliation of the statutory rate to the Company’s actual

income tax expense.
During the three-month period ended March 31, 2022, the Company’s effective tax rate benefited from permanent tax differences
related to stock-compensation awards that vested during

the first quarter of 2022 and tax-exempt interest. During the three-month period ended June 30, 2021, the Company benefited from $2 million in bank-owned life insurance settlement benefits that reduced income taxes by $387 thousand and reduced the effective tax rate by approximately 2%.

We currently anticipate the Company’s effective tax rate to remain within the 20% to 23% range in the near term.

Analysis of Financial Condition
Securities Portfolio
The securities portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of the
investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity, and meet pledging and
regulatory capital requirements. As of March 31, 2022, available-for-sale investments totaled $723 million, a decrease of $23 million
from December 31, 2021.

The decline in the securities portfolio was driven by a $59 million decline in the unrealized gain (loss) on AFS securities. The
decline was partially offset by the purchase of $22 million in tax-exempt municipal securities and $26 million in mortgage-backed
securities. The Company currently anticipates continuing to grow the securities portfolio in proportion to the growth of the balance
sheet. For additional information, see “Note 3: Securities” in the Notes to

Condensed Consolidated Financial Statements (unaudited).

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Credit Losses (“ACL”)” within the Notes to Condensed Consolidated Financial Statements (unaudited)

for additional
information regarding the Company’s loan portfolio. As of March 31, 2022, gross loans increased $93 million or

2% from December 31, 2021 and was driven by the following:
Commercial

- The $41 million or 5% decline in commercial loans was driven by $34 million of PPP forgiveness,

as well as, commercial loan paydowns.

Commercial lines of credit

- The $61 million or 10% increase in commercial lines of credit was driven by loan originations and drawdowns in excess of loan paydowns.

Energy

- Our energy portfolio decreased $7 million or 3% from December 31,

2021 primarily due to paydowns on outstanding lines of credit.

Commercial Real Estate

- The $97 million or 8% increase was driven by strong originations and customer drawdowns on lines of credit primarily for commercial projects.

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
As of March 31, 2022
Due in One Year or Less
Due in One Year through
Five Years
Due in Five Year through
Fifteen Years Due after Fifteen Years
Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Total
(Dollars in thousands)
Commercial $ 17,593 $ 32,254 $ 287,935 $ 305,912 $ 42,807 $ 98,726 $ 20,000 $ - $ 805,227
Commercial lines of credit 28,508 292,359 14,886 316,691 11,636 17,012 - - 681,092
Energy 39 69,129 10,614 192,037 - - - - 271,819
Commercial real estate 55,607 157,631 336,844 471,575 144,706 198,154 - 14,013 1,378,530
Construction and land
development 14,676 73,954 35,785 373,212 9,244 25,531 2,587 32,488 567,477
Residential real estate 2,585 990 15,081 1,331 86,011 2,642 272 256,932 365,844
Multifamily real estate 8,459 65,485 54,163 101,382 6,142 7,877 - - 243,508
Consumer 5,203 16,213 2,540 3,694 - 19,316 - 2,359 49,325
Total $ 132,670 $ 708,015 $ 757,848 $ 1,765,834 $ 300,546 $ 369,258 $ 22,859 $ 305,792 $ 4,362,822
Provision and Allowance for

Credit Losses

(“ACL”)
On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses. Refer to “Note

1: Nature of Operations and Summary of Significant
Accounting Policies” and “Note 4: Loans and Allowance for Credit Losses (“ACL”)” within the Notes to Condensed

Consolidated Financial Statements (unaudited) for information regarding the Company’s ACL implementation and the ACL

process.

The ACL at March 31, 2022 represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-balance sheet commitments, measured over the
contractual life of the underlying instrument.

March 31, 2022 December 31, 2021 September 30, 2021 June 30, 2021 March 31, 2021
(Dollars in thousands)
Provision for credit losses (1)

- loans
$ (316) $ (5,000) $ (10,000) $ 3,500 $ 7,500
Provision for credit losses (1)

- off-balance sheet
(309) N/A N/A N/A N/A
Allowance for credit losses (2)

- loans
55,231 58,375 64,152 75,493 74,551
Allowance for credit losses (2)

- off-balance sheet
4,875 N/A N/A N/A N/A
Net charge-offs $ 1,081 $ 777 $ 1,341 $ 2,558 $ 8,244
(1)
Prior to March 31, 2022, this line represents the provision for loan losses
(2) Prior to March 31, 2022, this line represents the allowance for loan losses
January 1, 2022, the adoption date, is presented below instead of December

31, 2021 for comparability purposes. The allocation in one portfolio segment does not preclude its
availability to absorb losses in other segments. The table below presents the allocation of the allowance for credit losses as of the dates indicated:

March 31, 2022 January 1, 2022
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans Loans
Off-
Balance
Sheet Total Loans
Off-
Balance
Sheet Total
(Dollars in thousands)
Commercial $ 9,981 $ 66 $ 10,047 17% 18% $ 10,139 $ 107 $ 10,246 17% 20%
Commercial lines of credit 9,361 153 9,514 16 16 8,866 44 8,910 14 14
Energy 7,507 258 7,765 13 6 9,190 265 9,455 15 7
Commercial real estate 18,628 753 19,381 32 32 18,933 711 19,644 32 30
Construction and land
development 3,678 3,514 7,192 12 13 3,666 3,914 7,580 12 14
Residential real estate 3,089 4 3,093 5 8 3,046 5 3,051 5 8
Multifamily real estate 2,342 116 2,458 4 6 2,465 137 2,602 4 6
Consumer 645 11 656 1 1 323 1 324 1 1
Total $ 55,231 $ 4,875 $ 60,106 100% 100% $ 56,628 $ 5,184 $ 61,812 100% 100%
Refer to “Note 4: Loans and Allowance for Credit Losses (“ACL”)” within the Notes to the Condensed Consolidated Financial Statements

(unaudited) for a discussion of the
changes in the ACL. Provided below is additional information regarding charge-offs and recoveries:

Charge-offs and Recoveries:
For the three months ended March 31, 2022, net charge-offs were $1 million.

Charge-offs included $1 million related to a commercial line of credit that originated in 2018 and
started to deteriorate at the end of 2021, a $1 million charge-off related to an energy loan originated in 2016 that was significantly impacted by lower oil prices over the past few
years, and a $750 thousand charge-off on a commercial real estate project that originated in 2017 and started to deteriorate in 2020. Charge-offs were partially offset primarily by a
$1.8 million recovery on an energy loan that was charged-off in 2020. The trailing twelve-month net charge-off rate was 0.13%. The Company currently expects the current trailing twelve-month net charge-off rate to better represent the anticipated activity for 2022.

During the three-months ended March 31, 2021, charge-offs primarily related to two commercial borrowers that were unable to support their debt obligations. The $8 million charged-off was greater than the reserved balance in the allowance for loan losses at December 31, 2020 resulting in a $5 million increase in the provision during the quarter ended
March 31, 2021.
The below table provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:
For the Quarter Ended
March 31, 2022 December 31, 2021 September 30, 2021 June 30, 2021 March 31, 2021
Commercial (0.27) % 0.27% 0.04% - % 0.02%
Commercial lines of credit 0.76 0.04 0.62 2.20 5.93
Energy (1.02) 0.68 0.64 - -
Commercial real estate 0.34 - - - -
Construction and land development - - - - -
Residential real estate - (0.32) - - -
Multifamily real estate - (0.06) (0.01) - -
Consumer 0.05 (0.01) (0.03) (0.04) 0.29
Total 0.10% 0.07% 0.13% 0.23% 0.74%
Nonperforming Assets and

Other Asset Quality Metrics
Nonperforming assets include: (i) nonperforming loans - includes non

-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under
troubled debt restructurings (“TDRs”) that are not performing in accordance with their modified terms; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv)

impaired
debt securities.
Nonperforming assets increased slightly to $36 million or 0.64% of total assets as of March 31, 2022

primarily due to an $11 million, previously identified substandard commercial line of credit.

The increase was partially offset by a $7 million decline in nonaccrual energy loans due to

$1 million in charge-offs, $3 million in payoffs and $3 million in loans placed back on accrual status. As of period end, 25% of nonperforming assets remain in the energy sector, which continues to be positively impacted by the sustained higher
commodity prices.
During 2021, nonperforming assets continued to decrease due primarily to upgrades and pay offs in the commercial and energy portfolios. As of December 31, 2021, 49% of nonperforming assets related to energy credits that were significantly impacted by lower oil prices over the past few years.

Credit quality metrics generally improved during the first quarter of 2022 as the ACL decreased compared to the prior quarter, reflecting some stabilization in the Company’s economic outlook.

The table below summarizes our nonperforming assets and related ratios as of the dates indicated:
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2022 2021 2021 2021 2021
(Dollars in thousands)
Nonaccrual loans $ 33,071 $ 31,432 $ 48,147 $ 54,652 $ 63,319
Loans past due 90 days or more and still accruing 1,534 90 342 1,776 3,183
Total nonperforming loans
34,605 31,522 48,489 56,428 66,502
Foreclosed assets held for sale
973 1,148 1,148 1,718 2,347
Total nonperforming assets $ 35,578 $ 32,670 $ 49,637 $ 58,146 $ 68,849
ACL to total loans 1.27% 1.37% 1.51% 1.78% 1.65%
ACL + RUC to total loans (1) 1.38

N/A

N/A

N/A

N/A

ACL to nonaccrual loans 167 186 133 138 118
ACL to nonperforming loans 160 185 132 134 112
Nonaccrual loans to total loans 0.76 0.74 1.13 1.29 1.40
Nonperforming loans to total loans 0.79 0.74 1.15 1.33 1.48
Nonperforming assets to total assets 0.64% 0.58% 0.92% 1.09% 1.15%
(1)
Includes the ACL on off-balance sheet credit exposure that resulted from CECL adoption on January 1, 2022.

Other asset quality metrics management reviews include gross loans past due

30 - 89 days and classified, gross loans. The Company defines classified, gross loans as gross
loans (deferred loan fees and costs are excluded) categorized as substandard

- performing, substandard - nonperforming, doubtful, or loss. The definitions of substandard,

doubtful
and loss are provided in “Note 4: Loans and Allowance for Credit Losses (“ACL”)” in the Notes to Condensed Consolidated

Financial Statements (unaudited). The following table
summarizes our gross loans past due 30 - 89 days, classified assets, and related ratios as of the dates indicated:
March 31,

December 31,

September 30,

June 30,

March 31,

2022 2021 2021 2021 2021
(Dollars in thousands)
Gross Loans Past Due Detail
30 - 59 days past due $
14,815
$
1,671
$
3,072
$
18,758
$
10,583
60 - 89 days past due
1,135 1,858 34,528 10 403
Total gross loans 30 - 89 days past due $
15,950
$
3,529
$
37,600
$
18,768
$
10,986
Loans 30 - 89 days past due / gross loans 0.37% 0.08% 0.89% 0.44% 0.24%
Classified, Gross Loans
Substandard - performing $
40,257
$
47,275
$
75,999
$
116,078
$
205,560
Substandard - nonperforming
30,619 28,879 45,063 49,300 57,967
Doubtful
2,451 2,554 3,084 5,352 5,352
Loss
- - - - -
Total classified, gross loans 73,327 78,708 124,146 170,730 268,879
Foreclosed assets held for sale 973 1,148 1,148 1,718 2,347
Total classified assets $
74,300
$
79,856
$
125,294
$
172,448
$
271,226
Classified loans / (total capital + ACL) 10.8% 10.8% 17.3% 24.0% 38.2%
Classified loans / (total capital + ACL + RUC)
(1)
10.7

N/A

N/A

N/A

N/A

Classified assets / (total capital + ACL) 11.0% 11.0% 17.5% 24.2% 38.6%
(1) Includes the ACL on off-balance sheet credit exposure that resulted from CECL adoption on January 1, 2022.
The increase in gross loans past due between 30 and 89 days as of March 31, 2022 was primarily driven by an $11 million commercial line of credit. In the first quarter of
2022, we experienced

improvement in our classified loan totals as classified loans decreased 7% during the quarter to

$73 million. Classified totals in the energy portfolio decreased
24% to $16 million compared to the prior quarter and now represent 22% of total classified loans. The improvements in credit metrics compared to March 31, 2021 were primarily driven by upgrades in COVID-19 impacted segments and the energy portfolio.

The Company continually analyzes economic and other factors including the impact of the COVID-19 pandemic and changes in oil and gas prices among other
considerations.

Deposits and Other Borrowings
The following table sets forth the maturity of time deposits as of March

31, 2022:
As of March 31, 2022
Three Months or Less Three to Six Months Six to Twelve Months After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $
22,772
$
89,837
$
61,600
$
12,320
$
186,529
Time deposits below FDIC insurance limit
72,515 94,392 104,135 54,496 325,538
Total $
95,287
$
184,229
$
165,735
$
66,816
$
512,067
At March 31, 2022, our deposits totaled $5 billion, a decrease of $62 million or 1% from

December 31, 2021. The decrease, included a decline of $112

million in time deposits
and $53 million of non-interest bearing deposits, partially offset by an increase in $103 million in money market, NOW and savings deposits.

The increase in money market, Now,

and
savings deposits. was driven by required payments from our customers to the Internal Revenue Service and interest rate competition. The decrease in time deposits resulted from
maturities,

primarily from 6-month CD’s and

the current interest rate environment.
Other borrowings include FHLB advances and our trust preferred security. At March 31, 2022,

other borrowings totaled $228 million, a $10 million or 4% decrease from
December 31, 2021. The decline was driven by borrowings that matured and were not replaced due to increased Company liquidity.
As of March 31, 2022, the Company had approximately $330 million of deposits with one customer relationship. The Company evaluated the deposit concentration

and
determined that a significant reduction to these deposits would not adversely impact the Company as sufficient liquidity is accessible and at favorable rates.
As of March 31, 2022, the Company had approximately $2.3 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory requirements.

The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.

Liquidity and Capital Resources
Contractual Obligations and Off-Balance Sheet

Arrangements
The Company is subject to contractual obligations made in the ordinary course of business. The obligations include deposit
liabilities, other borrowed funds, and operating leases. Refer to “Note 6: Time

Deposits and Other Borrowings” within the Notes to
Condensed Consolidated Financial Statements (unaudited) for

a listing of the Company’s significant

contractual cash obligations. Refer
to “Note 14: Leases” within the Notes to Condensed Consolidated Financial Statements

(unaudited) for the Company’s contractual
obligations to third parties on lease obligations.

As a financial services provider, the Company

is a party to various financial instruments with off-balance sheet risks, such as
commitments to extend credit. Off-balance sheet arrangements represent the Company’s future cash requirements.

However, a portion
of these commitments may expire without being drawn upon. Refer to

“Note 12: Commitments and Credit Risk” within the Notes to
Condensed Consolidated Financial Statements (unaudited) for

a listing of the Company’s off

-balance sheet arrangements.
The Company’s short-term and long-term

contractual obligations, including off-balance sheet obligations,

may be satisfied
through the Company’s on-balance

sheet and off-balance sheet liquidity discussed below.

Liquidity
The Company’s liquidity strategy is to maintain adequate, but not excessive,

liquidity to meet the daily cash flow needs of its
clients while attempting to achieve adequate earnings for its stockholders. The liquidity position is monitored continuously by the
Company’s finance department. The Company's short-term and long-term liquidity requirements are primarily met through cash flow
from operations, redeployment of prepaying and maturing balances in our loan portfolio and security portfolio, increases in client
deposits and wholesale deposits. Liquidity

resources can be derived from two sources: (i) on-balance sheet liquidity resources,

which
represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third-
party sources. The Company’s on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates
indicated:
March 31, 2022 December 31, 2021
(Dollars in thousands)
Total on-balance sheet liquidity $
1,000,925
$
1,224,253
Total off-balance sheet liquidity
779,725 732,748
Total liquidity $
1,780,650
$
1,957,001
On-balance sheet liquidity as a percent of assets 18% 22%
Total liquidity as a percent of assets 32% 35%
For the three-months ended March 31, 2022, the Company’s cash and cash equivalents declined $206 million from December 31,
2021 to $277 million, representing 5% of total assets. During the first quarter of 2022,

the Company increased the available-for-sale
security portfolio on an amortized cost basis by $36 million, net of paydowns and maturities, to improve the yield on interest-earning
assets. In addition, the Company’s loan growth of $93 million during the three-months ended March 31, 2022 reduced cash and cash
equivalents. The Company’s time deposits declined by $112 million due to maturities and the current interest rate environment, which
was partially offset by a $50 million increase in other deposit products. The Company continued its repurchase program, purchasing $17
million of common stock during the first quarter of 2022.

The Company believes that its current liquidity will be sufficient to meet anticipated cash requirements for the next 12 months
and thereafter. In the near-term, the Company currently anticipates a continued

decline in time deposits as approximately $95 million
will mature within the next three months of 2022. In addition, the Company anticipates

$5 million of FHLB borrowings to mature by
June 30, 2022 with an additional $65 million that is callable by June 2022. The Company has several on and off-balance sheet options to
ensure any resulting reductions in cash and cash equivalents are appropriately offset to ensure appropriate liquidity.

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

Company’s consolidated financial statements. Refer to “Note 8:
Regulatory Matters” in the Notes to Condensed Consolidated Financial Statements

(unaudited) for additional information. Management
believes that as of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial
services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that
affect the amounts reported in the financial statements and accompanying notes. The Company bases estimates on historical experience
and on various other assumptions that it believes

to be reasonable under current circumstances. These assumptions form the basis for management judgments about the carrying values of assets and liabilities that are not readily available from independent, objective
sources. The Company evaluates estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly
different estimates. Actual results may differ from these estimates.
A discussion of these policies can be found in the section captioned “Critical Accounting Policies and Estimates” in
Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Form

10-K.

On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326):

Measurement of
Credit Losses on Financial Instruments. Refer to “Note 1: Nature of

Operations and Summary of Significant Accounting Policies” and
“Note 4: Loans and Allowance for Credit Losses (“ACL”)” within the Notes to Condensed Consolidated Financial

Statements
(unaudited) for information regarding the Company’s ACL implementation and the ACL process. Determining the appropriateness of the
ACL is complex and requires judgment by management about the effect of matters that are inherently uncertain. These critical estimates
include significant use of the Company’s historical data and complex methods to interpret them.

It is difficult to estimate how potential changes in any one input might affect the overall ACL because inputs may change at
different rates and may not be consistent across the loan segments. In addition, changes in inputs may be directionally

inconsistent such
that one factor may offset deterioration in others. The Company identified the following estimates and assumptions as the main drivers
in the required ACL for loans and the reserve for off-balance sheet commitments:
◾ Fully exhausted loan pool

– The historical loss factor is calculated by identifying a group of loans at a point in time (a
“cohort”) and tracking the cohort’s charge-offs, net of recoveries, over a 10-year period (known as the estimated
economic life). A charge-off rate for each cohort is calculated based on charge-offs, net of recoveries over the initial loan balance. The charge-off rate for a specific cohort is not included in the weighted average historical loss rate until “fully
exhausted.”

A cohort balance declines due to modifications, renewals, and paydowns. The Company requires the remaining cohort
balance to be less than 15% of its original cohort balance before being included in the historical loss factor. The 15%
represents the exhaustion rate. Changes to the assumed exhaustion rate could increase or decrease the historical loss rates
based on the timing of charge-offs, net of recoveries. For example, an exhaustion rate of 50% on the commercial
segment would have reduced the required ACL by approximately $264 thousand for the three-month period ended
March 31, 2022.
◾ Forward looking factors

– The Company uses the Federal Reserve Bank’s unemployment rate forecast to adjust expected losses based on an economic outlook. The Company’s current methodology increases the ACL one basis point

for each 1% increase in the average unemployment rate forecast. As of March 31, 2022, a 1% increase in the average unemployment rate would increase the ACL by approximately $436 thousand.
◾ Changes in the assumed utilization rate of off-balance sheet commitments

– The Company uses a 12-month
historical utilization rate for all loan segments, excluding construction and development loans that use a higher
utilization rate. An ACL

on off-balance sheet commitments is required if the end of period utilization rate is less than the
12-month historical utilization rate. For example, a 1% decrease in the utilization rate of commercial lines of credit at
March 31, 2022 would increase the required ACL by $221 thousand.
Besides the ACL methodology mentioned above, there have been no additional changes in the Company’s application of critical accounting policies and estimates since December 31, 2021.

Recent Accounting Pronouncements
Refer to “Note 1: Nature of Operations and Summary of Significant Accounting Policies” included in the Notes to Condensed
Consolidated Financial Statements (unaudited) included elsewhere in this Form

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

In a rate shock analysis, rates change
immediately,

and the change is sustained over the time horizon. In a rate ramp analysis, rate changes occur gradually over time. The
following tables summarize the simulated changes in net interest income and fair value of equity over a 12-month horizon using a rate
shock and rate ramp method as of the dates indicated:
Hypothetical Change in Interest Rate - Rate Shock
March 31, 2022 March 31, 2021
Change in Interest
Rate (Basis Points)
Percent change in net
interest income
Percent change in fair
value of equity
Percent change in net
interest income
Percent change in fair
value of equity
+300
6.5% (8.1) % 0.7% (12.2) %
+200
3.9 (4.6) (0.1) (7.5)
+100
1.6 (2.0) (0.6) (3.6)
Base
-
%
-
%
-
%
-
%
-100
NA (1) NA (1) NA (1) NA (1)
-200
NA (1) NA (1) NA (1) NA (1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.

Hypothetical Change in Interest Rate - Rate Ramp
March 31, 2022 March 31, 2021
Change in Interest Rate

(Basis Points)
Percent change in net interest
income
Percent change in net interest
income
+300 2.8% 0.3%
+200 1.6 (0.2)
+100 0.6 (0.4)
Base - % - %
-100 NA (1) NA (1)
-200 NA
(1)
NA
(1)
(1)

The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
The Company’s position is slightly asset sensitive as of March 31, 2022. The hypothetical positive change in net interest income
as of March 31, 2022 in an up 100 basis point shock is mainly due to approximately two-thirds of the Company’s earning assets
repricing or maturing within the first year, with much of that being in the first 90 days.

In addition, the Company’s time deposits and
other borrowings will continue to mature.

Increases in the up 100 environment are impacted by floors on variable rate loans. In an up
200 and 300 environment, floors on variable rate loans become less impactful and earning assets reprice faster than interest-bearing
liabilities. Future rate increases will drive higher loan yields as the impact of floors diminishes. The Company currently anticipates that
overall cost of funds will lag interest rate increases and will result in an increase to net interest income. The Company currently
anticipates the use of cash flow hedges in the near term to manage rate sensitivity.
The models the Company uses include assumptions regarding interest rates while balances remain unchanged. These assumptions
are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher
or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude,

and frequency
of interest rate changes as well as changes in market conditions, customer behavior and management strategies, among other factors.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive

Officer and Chief Financial Officer, has
evaluated the effectiveness of the Company’s disclosure controls and procedures

(as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and
Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting
The Company implemented internal controls to ensure the Company adequately calculated changes due to, and properly assessed
the impact of, the accounting standard updates related to the adoption of ASC 326 on January 1, 2022. There were no significant
changes to our internal control over financial reporting due to the adoption of the new standard.

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the
Exchange Act) that occurred during the first quarter of 2022 has materially affected, or is reasonably likely to materially affect, the
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
Risk Factors" in our 2021 Form 10-K, which could materially affect our business, financial condition or results of operations in future periods.

There were no material changes from the risk factors disclosed in the 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
During the quarter-ended March 31, 2022, 33,500 warrants were exercised at a strike price of $5.00 per warrant. A total of 33,500
common shares were issued. 80,000 warrants remain outstanding at a strike price of $5.00 per warrant.

(b) None.
(c) Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three-months ended March 31, 2022:
Calendar Month
Total Number of
Shares
Repurchased
Average Price
Paid per
Share
Total Number of Shares
Purchased as Part of
Publicly Announced Plans
or Programs
Approximate Dollar Value of Shares that
may yet be Purchased as Part of
Publicly Announced Plans or Programs
January 1 - 31 185,466 $ 15.71 185,466 $ 18,735,409
February 1 - 28 284,972 15.92 284,972 14,193,758
March 1 - 31 587,894 15.80 587,894 $ 4,890,785
Total 1,058,332 $ 15.82 1,058,332
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

ITEM 6. EXHIBITS

Exhibit
Number Exhibit Description
3.1
Articles of Incorporation of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company's
Registration Statement on Form S-1 as filed with the SEC on July 18, 2019, File No. 333 -232704).
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
10.1*†
First Amendment to Employment Agreement with W. Randall Rapp, dated May 11, 2021
31.1*
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
CrossFirst Bankshares, Inc.
May 5, 2022 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)