Form 10-Q
period 2022-06-30
CROSSFIRST BANKSHARES, INC.
filed 2022-08-03
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
WASHINGTON, DC 20549
FORM
10-Q

☒

QUARTERLY REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2022

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
754-9704

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

☐

No

☒
As of August 1, 2022, the registrant had
49,310,909

shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q for the Quarter Ended June 30, 2022
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
9
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
10
Note 2: Earnings Per Share
15
Note 3: Securities
15
Note 4: Loans and Allowance for Credit Losses
19
Note 5: Derivatives and Hedging
37
Note 6: Time Deposits and Borrowings
39
Note 7: Change in Accumulated Other Comprehensive Income (Loss)
39
Note 8: Regulatory Matters
39
Note 9: Stock-Based Compensation
40
Note 10: Income Tax
42
Note 11: Disclosures about Fair Value of Financial Instruments
42
Note 12: Commitments and Credit Risk
46
Note 13: Legal and Regulatory Proceedings
46
Note 14: Leases
46
Note 15: Warrants
48
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter 2022 Highlights
49
Results of Operations
51
Net Interest Income
51
Non-Interest Income
55
Non-Interest Expense
56
Income Taxes
58
Analysis of Financial Condition
59
Securities Portfolio
59
Loan Portfolio
59
Provision and Allowance for Credit Losses
60
Non-performing Assets and Other Asset Quality Metrics
63
Deposits and Other Borrowings
66
Liquidity and Capital Resources
67
Critical Accounting Policies and Estimates
68
Item 3. Quantitative and Qualitative Disclosures about Market Risk
70
Item 4. Controls and Procedures
71
Part II. Other Information
Item 1. Legal Proceedings
71
Item 1A. Risk Factors
71
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
72
Item 6. Exhibit Index
73
Signature
74

Forward-Looking Information
All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts
constitute forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as
“may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,”

“continue,” “will,” “anticipate,” “seek,” “estimate,”
“intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,”

“aim,” “would,” “annualized” and “outlook,” or the negative of these words or other comparable words or phrases of a future or forward-looking nature. For example, our forward-looking statements
include statements regarding our expectations, opportunities or plans for growth; the proposed acquisition of Farmers & Stockmens
Bank, the bank subsidiary of Central Bancorp, Inc. (collectively, Farmers

& Stockmens Bank and Central Bancorp, Inc. are herein
referred as “Central”); our anticipated expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans.
Unless we state otherwise or the context otherwise requires, references below to “we,” “our,” “us,” and the “Company” refer to
CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst

Bank” and the “Bank” refer to CrossFirst Bank,
our wholly owned consolidated bank subsidiary.
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about
our industry, management’s beliefs and certain assumptions made by management,

many of which, by their nature, are inherently
uncertain and beyond our control. Accordingly, The Company cautions you that any such forward-looking statements are not guarantees
of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the
Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors.
Such factors include: credit quality and risk, risks associated with the ongoing

COVID-19 pandemic, changes in economic conditions in
the United States and the Company’s market areas, legislative and regulatory changes, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market areas, changes in accounting and tax principles, estimates made on income
taxes, competition with other entities that offer financial services, cybersecurity incidents or other failures, disruptions or security
breaches, commercial and residential real estate values, funding availability,

the transition away from the London Interbank Offered
Rate (LIBOR), business strategy execution, hiring and retention of key personnel, fraud committed against the Company, or other external events.

Additional discussion of these and other risk factors can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”)

on February 28, 2022, and in our other
filings with the SEC.

Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect
changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

See Notes to Condensed Consolidated Financial Statements (unaudited)

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2022 December 31, 2021
(1)
(Unaudited)
(Dollars in thousands)
Assets
Cash and cash equivalents
$
277,678
$
482,727
Available-for-sale securities - taxable
186,154
192,146
Available-for-sale securities - tax-exempt
509,493
553,823
Loans, net of unearned fees
4,528,234
4,256,213
Allowance for credit losses on loans (2)
55,817
58,375
Loans, net of the allowance for credit losses on loans
4,472,417
4,197,838
Premises and equipment, net
64,769
66,069
Restricted equity securities
14,946
11,927
Interest receivable
17,909
16,023
Foreclosed assets held for sale
973
1,148
Bank-owned life insurance
68,293
67,498
Other
95,678
32,258
Total assets $
5,708,310
$
5,621,457
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing $
1,163,462
$
1,163,224
Savings, NOW and money market
2,847,887
2,895,986
Time
733,071
624,387
Total deposits
4,744,420
4,683,597
Federal Home Loan Bank advances
296,600
236,600
Other borrowings
1,041
1,009
Interest payable and other liabilities
58,234
32,678
Total liabilities
5,100,295
4,953,884
Stockholders’ equity
Common stock, $
0.01

par value:
authorized -
200,000,000

shares, issued -
52,972,244

and
52,590,015

shares at June
30, 2022 and December 31, 2021, respectively
529
526
Treasury stock, at cost:
3,436,295

and
2,139,970

shares held at June 30, 2022 and December 31, 2021,
respectively
(48,501)
(28,347)
Additional paid-in capital
528,548
526,806
Retained earnings
176,868
147,099
Accumulated other comprehensive income (loss)
(49,429)
21,489
Total stockholders’ equity
608,015
667,573
Total liabilities and stockholders’ equity $
5,708,310
$
5,621,457
(1)
The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all
disclosures required by accounting principles generally accepted in the

United States of America.
(2)
As of December 31, 2021, this line represents the allowance for loan and lease losses. See further discussion in “Note 1: Nature of
Operations and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements
(unaudited).

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
Three Months Ended Six Months Ended
June 30, June 30,
2022 2021 2022 2021
(Dollars in thousands except per share data)
Interest Income
Loans, including fees $
47,327
$
43,846
$
90,055
$
87,604
Available-for-sale securities - taxable
1,086
869
2,130
1,620
Available-for-sale securities - tax-exempt
3,845
3,497
7,537
6,848
Deposits with financial institutions
369
110
521
238
Dividends on bank stocks
213
162
357
327
Total interest income
52,840
48,484
100,600
96,637
Interest Expense
Deposits
4,732
4,850
8,243
10,578
Fed funds purchased and repurchase agreements
74
2
74
3
Federal Home Loan Bank Advances
1,294
1,280
2,403
2,563
Other borrowings
31
24
56
48
Total interest expense
6,131
6,156
10,776
13,192
Net Interest Income
46,709
42,328
89,824
83,445
Provision for Credit Losses
(1)
2,135
3,500
1,510
11,000
Net Interest Income after Provision for Credit Losses
(1)
44,574
38,828
88,314
72,445
Non-Interest Income

Service charges and fees on customer accounts
1,546
1,177
2,954
2,134
Realized losses on available-for-sale securities
(12)
(13)
(38)
(3)
Unrealized gains (losses) on equity securities, net
(71)
6
(174)
(33)
Income from bank-owned life insurance
407
2,245
795
2,661
Swap fees and credit valuation adjustments, net
12
(30)
130
125
ATM and credit card interchange income
1,521
1,506
4,185
3,834
Other non-interest income
798
934
1,291
1,251
Total non-interest income
4,201
5,825
9,143
9,969
Non-Interest Expense

Salaries and employee benefits
17,095
15,660
35,036
29,213
Occupancy
2,622
2,397
5,115
4,891
Professional fees
1,068
1,138
1,873
1,920
Deposit insurance premiums
713
917
1,450
2,068
Data processing
1,160
720
1,972
1,436
Advertising
757
435
1,449
738
Software and communication
1,198
1,034
2,468
2,099
Foreclosed assets, net
15
665
(38)
715
Other non-interest expense
4,575
2,847
7,544
5,551
Total non-interest expense
29,203
25,813
56,869
48,631
Net Income Before Taxes
19,572
18,840
40,588
33,783
Income tax expense
4,027
3,263
8,215
6,171
Net Income $
15,545
$
15,577
$
32,373
$
27,612
Basic Earnings Per Share $
0.31
$
0.30
$
0.65
$
0.54
Diluted Earnings Per Share $
0.31
$
0.30
$
0.64
$
0.53
(1)
For the three-

and six-months ended June 30, 2021, this line represents the provision for loan and lease losses. See further
discussion of this change in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Notes to
Condensed Consolidated Financial Statements (unaudited).

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
Three Months Ended Six Months Ended
June 30, June 30,
2022 2021 2022 2021
(Dollars in thousands)
Net Income $
15,545
$
15,577
$
32,373
$
27,612
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities
(39,026)
5,527
(97,982)
(3,543)
Less: income tax expense (benefit)
(9,554)
1,354
(23,987)
(867)
Unrealized gain (loss) on available-for-sale securities, net of income tax
(29,472)
4,173
(73,995)
(2,676)
Reclassification adjustment for realized losses included income
(12)
(13)
(38)
(3)
Less: income tax benefit
(3)
(3)
(9)
(1)
Less: reclassification adjustment for realized loss included in income, net of income tax
(9)
(10)
(29)
(2)
Unrealized gain on cash flow hedges
1,385
-
4,040
-
Less: income tax expense
339
-
992
-
Unrealized gain on cash flow hedges, net of income tax
1,046
-
3,048
-
Other comprehensive income (loss)
(28,417)
4,183
(70,918)
(2,674)
Comprehensive Income (Loss) $
(12,872)
$
19,760
$
(38,545)
$
24,938

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
Common Stock
Treasury Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Total Shares Amount
(Dollars in thousands)
Balance at March 31, 2021
51,678,669
$
523
$
(7,113)
$
523,156
$
89,722
$
22,546
$
628,834
Net income -
-
-
-
15,577
-
15,577
Change in unrealized appreciation on
available-for-sale securities -
-
-
-
-
4,183
4,183
Issuance of shares from equity-based awards
155,707
2
-
(94)
-
-
(92)
Open market common share repurchases
(875,696)
-
(12,887)
-
-
-
(12,887)
Stock-based compensation -
-
-
1,575
-
-
1,575
Balance at June 30, 2021
50,958,680
$
525
$ (20,000) $
524,637
$
105,299
$
26,729
$
637,190
Common Stock
Treasury Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive Loss Total Shares Amount
(Dollars in thousands)
Balance at March 31, 2022
49,728,253
$
529
$
(45,109)
$
527,468
$
161,323
$
(21,012)
$
623,199
Net income -
-
-
-
15,545
-
15,545
Other comprehensive loss -
-
-
-
-
(28,417)
(28,417)
Issuance of shares from equity-based awards
45,689
-
-
(40)
-
-
(40)
Open market common share repurchases
(237,993)
-
(3,392)
-
-
-
(3,392)
Stock-based compensation -
-
-
1,120
-
-
1,120
Balance June 30, 2022
49,535,949
$
529
$
(48,501)
$
528,548
$
176,868
$
(49,429)
$
608,015

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
Common Stock
Treasury Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Total Shares Amount
(Dollars in thousands)
Balance at December 31, 2020
51,679,516
$
523
$
(6,061)
$
522,911
$
77,652
$
29,403
$
624,428
Net income -
-
-
-
27,612
-
27,612
Change in unrealized depreciation of available-
for-sale securities -
-
-
-
-
(2,674)
(2,674)
Issuance of shares from equity-based awards
243,357
2
-
(498)
-
-
(496)
Open market common share repurchases
(964,193)
-
(13,939)
-
-
-
(13,939)
Employee receivables from sale of stock -
-
-
-
35
-
35
Stock-based compensation -
-
-
2,224
-
-
2,224
Balance at June 30, 2021
50,958,680
$
525
$
(20,000)
$
524,637
$
105,299
$
26,729
$
637,190
Common Stock
Treasury Stock
Additional
Paid-in Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income (Loss) Total Shares Amount
(Dollars in thousands)
Balance at December 31, 2021
50,450,045
$
526
$
(28,347)
$
526,806
$
147,099
$
21,489
$
667,573
Cumulative effect from changes in accounting
principle
(1)
-
-
-
-
(2,610)
-
(2,610)
Net income -
-
-
-
32,373
-
32,373
Change in unrealized depreciation of available-
for-sale securities -
-
-
-
-
(70,918)
(70,918)
Issuance of shares from equity-based awards
348,729
3
-
(660)
-
-
(657)
Open market common share repurchases
(1,296,325)
-
(20,154)
-
-
-
(20,154)
Employee receivables from sale of stock -
-
-
-
6
-
6
Stock-based compensation
-
-
2,235
-
-
2,235
Exercise of warrants
33,500
-
-
167
-
-
167
Balance June 30, 2022
49,535,949
$
529
$
(48,501)
$
528,548
$
176,868
$
(49,429)
$
608,015
(1)

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

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
Six Months Ended
June 30,
2022 2021
(Dollars in thousands)
Operating Activities
Net income $
32,373
$
27,612
Items not requiring (providing) cash

Depreciation and amortization
2,474
2,715
Provision for credit losses (1)
1,510
11,000
Accretion of discounts and amortization of premiums on securities
2,192
2,624
Stock based compensation
2,235
2,224
Foreclosed asset impairment
-
630
Deferred income taxes
2,557
1,235
Net increase in bank owned life insurance
(795)
(2,661)
Net realized gains on available-for-sale securities
38
3
Changes in
Interest receivable
(1,886)
1,420
Other assets
3,780
(2,160)
Other liabilities
(21,268)
(3,151)
Net cash provided by operating activities
23,210
41,491
Investing Activities

Net change in loans
(274,206)
193,151
Purchases of available-for-sale securities
(73,399)
(124,570)
Proceeds from maturities of available-for-sale securities
22,513
60,773
Proceeds from the sale of foreclosed assets
237
-
Purchase of premises and equipment
(1,135)
(152)
Proceeds from the sale of premises and equipment and related insurance claims
13
108
Purchase of restricted equity securities
(4,208)
-
Proceeds from sale of restricted equity securities
1,544
2,539
Proceeds from death benefit on bank owned life insurance
-
3,483
Net cash provided by (used in) investing activities
(328,641)
135,332
Financing Activities
Net decrease in demand deposits, savings, NOW and money market accounts
(47,861)
(98,678)
Net increase (decrease) in time deposits
108,684
(239,435)
Net increase (decrease) in fed funds purchased and repurchase agreements
6
(2,306)
Proceeds from Federal Home Loan Bank advances
50,000
-
Repayment of Federal Home Loan Bank advances
(130,000)
(10,000)
Net proceeds of Federal Home Loan Bank line of credit
140,000
-
Issuance of common shares, net of issuance cost
170
2
Proceeds from employee stock purchase plan
364
172
Repurchase of common stock
(20,154)
(13,939)
Acquisition of common stock for tax withholding obligations
(833)
(670)
Net decrease in employee receivables
6
35
Net cash provided by (used in) financing activities
100,382
(364,819)
Decrease in Cash and Cash Equivalents
(205,049)
(187,996)
Cash and Cash Equivalents, Beginning of Period
482,727
408,810
Cash and Cash Equivalents, End of Period $
277,678
$
220,814
Supplemental Cash Flows Information
Interest paid $
10,862
$
13,687
Income taxes paid $
3,880
$
4,270
(1)

For the six-months ended June 30, 2021, this line represents the Provision for loan losses.

Notes to Condensed Consolidated Financial Statements
(unaudited)
10
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

(iv) Oklahoma City, Oklahoma; (v)
Tulsa, Oklahoma; (vi) Dallas, Texas; (vii) Frisco, Texas; and (viii) Phoenix, Arizona.
On June 13, 2022, the Company announced its entry into an agreement under which the Bank will acquire Farmers & Stockmens
Bank, the bank subsidiary of Central Bancorp, Inc. (collectively, Farmers

& Stockmens Bank and Central Bancorp, Inc. are herein
referred as “Central”), for approximately $
75

million in cash. Central has branches in Colorado and New Mexico. The transaction is currently expected to close in the second half of 2022, subject to approval by Central shareholders and bank regulatory authorities, as
well as the satisfaction of other customary closing conditions.
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

31, 2021 (the “2021
Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on

February 28, 2022.

In the opinion of management, the interim financial statements include all adjustments which are of a normal, recurring nature
necessary for the fair presentation of the financial position, results of operations,

and cash flows of the Company. The consolidated
financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q
adopted by the SEC.

Refer to the “accounting pronouncements implemented” below for changes in the accounting policies of the Company.

No
significant changes to the Company’s accounting policies, other than those mentioned under “accounting pronouncements implemented”
below, have occurred since December 31, 2021, the most recent date audited financial statements were provided within the Company’s
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
11
Cash Equivalents
The Company had $
174

million of cash and cash equivalents at the Federal Reserve Bank of Kansas City as of June 30,

2022.

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
The cohort method identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point
in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining lives, or until the
loans are “exhausted” (i.e., have reached an acceptable point in time at which a significant majority of all losses are
expected to have been recognized). The cohort method closely aligned with the Company's incurred loss model. This allowed the
Company to take advantages of the efficiencies of processes and procedures already in practice.
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

“Note 4: Loans and Allowance for Credit Losses” for
additional information regarding the policies, procedures, and credit quality indicators used by the Company.
Impact of adoption

– The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. All disclosures as of and for the three-

and six-month periods ended June 30, 2022 are presented in accordance with ASC 326,
Financial Instruments-Credit Losses. The Company did not recast comparative financial periods and has presented those
disclosures under previously applicable GAAP. Because the Company chose the cohort method, the model must consider net

Notes to Condensed Consolidated Financial Statements
(unaudited)
12
deferred fees and costs. As a result, the Company transferred the previously disclosed unearned fees into the applicable loan segments.
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

CECL:
January 1, 2022
As Reported under ASU
2016-13 Pre-ASU 2016-13
Impact of ASU 2016-13
Adoption
(Dollars in thousands)
Assets:
Loans (outstanding balance)
Commercial and Industrial $
843,024
$
1,401,681
$
(558,657)
Commercial and Industrial lines of credit
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
Loans, net of the allowance for credit
losses on loans
4,199,585
4,197,838
1,747
Deferred tax asset $
13,647
$
14,474
$
(827)
Liabilities
Allowance for credit losses on off-balance
sheet exposures $
5,184
$
-
$
5,184
Stockholders' equity
Retained earnings $
144,489
$
147,099
$
(2,610)
In connection with adoption of ASU 2016-13, changes were made to the Company’s loan segments to align with the methodology applied in determining the allowance under CECL. The commercial and industrial loan portfolio was separated into term loans
and lines of credit. In addition, the remaining Paycheck Protection Program (“PPP”)

loans were consolidated into the commercial
and industrial term loan segment due to their declining outstanding balance.

The Company also separated the residential and
multifamily real estate loan segments. Refer to “Note 4: Loans and Allowance for Credit Losses” for detail on the loan segments.

Accounting Policies:

The Company updated the below accounting policies due to adoption of ASU 2016-13:

Notes to Condensed Consolidated Financial Statements
(unaudited)
13
Accrued Interest -
The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans. In addition,
the Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off
policy exists. The policy generally requires loans to be placed on non-accrual when principal or interest is 90 days or more past
due unless the loan is well-secured and in the process of collection. A well-secured loan means that collateral or a guaranty has sufficient value to pay off the loan in full. When a loan is placed on non-accrual, accrued interest is reversed against interest
income.

The Company made a policy election to exclude accrued interest from the amortized cost basis of AFS securities. AFS securities
are placed on non-accrual status when the Company no longer expects to receive all contractual amounts due, which is generally
at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company did not recognize an allowance for credit loss against accrued interest receivable.

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
For operating leases, after lease commencement, the lease liability is reported at the present value of the unpaid lease payments
discounted using the discount rate established at lease commencement. The lease expense is calculated by summing all future
lease payments in the lease term and lease incentives not yet recognized. The sum is then amortized on a straight-line basis over
the lease term. The right-of-use asset is amortized as the difference between the straight-line expense and the amortizing lease
liability.
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
14
terms including fixed payments with annual increases to variable payments.

In addition, several of the leases include lease
incentives.
The discount rates were not readily determinable in the lease agreements. As a result, the Company used the incremental borrowing rate in accordance with Topic 842. The Company used the Federal Home Loan Bank (“FHLB”)

yield curve as the
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
An entity may combine lease and non-lease
components.
If not elected, the Company would be required to allocate the total consideration in a lease contract to lease and non-lease components based on
their relative standalone price. The election results in higher right-of-use assets and lease liabilities.
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
15
In addition, the update requires disclosure of current-period gross charge

-offs by year of origination for financing receivables.

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
2022 2021 2022 2021
(Dollars in thousands except per share data)
Earnings per Share
Net income available to common stockholders $
15,545
$
15,577
$
32,373
$
27,612
Weighted average common shares
49,758,263
51,466,885
50,003,418
51,561,519
Earnings per share $
0.31
$
0.30
$
0.65
$
0.54
Diluted Earnings per Share
Net income available to common stockholders $
15,545
$
15,577
$
32,373
$
27,612
Weighted average common shares
49,758,263
51,466,885
50,003,418
51,561,519
Effect of dilutive shares
445,462
742,656
558,450
733,463
Weighted average dilutive common shares
50,203,725
52,209,541
50,561,868
52,294,982
Diluted earnings per share $
0.31
$
0.30
$
0.64
$
0.53
Stock-based awards not included because to do so would be
antidilutive
711,375
417,950
450,541
639,887
Note 3: Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:

June 30, 2022
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
179,119
$
2
$
18,352
$
160,769
Collateralized mortgage obligations - GSE residential
13,611
-
400
13,211
State and political subdivisions
566,726
2,199
52,236
516,689
Corporate bonds
5,118
32
172
4,978
Total available-for-sale securities
$
764,574
$
2,233
$
71,160
$
695,647

Notes to Condensed Consolidated Financial Statements
(unaudited)
16
December 31, 2021
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
161,675
$
1,809
$
1,774
$
161,710
Collateralized mortgage obligations - GSE residential
18,130
311
10
18,431
State and political subdivisions
532,906
29,329
767
561,468
Corporate bonds
4,241
119
-
4,360
Total available-for-sale securities
$
716,952
$
31,568
$
2,551
$
745,969
As of June 30, 2022, the available-for-sale securities had $
6

million of accrued interest, excluded from the amortized cost basis.

The amortized cost and fair value of available-for-sale securities at June 30,

2022, by contractual maturity, are shown below:

June 30, 2022
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential
(1)
Amortized cost $
-
$
24
$
117
$
178,978
$
179,119
Estimated fair value $
-
$
24
$
117
$
160,628
$
160,769
Weighted average yield
(2)
- %
4.71
%
4.03
%
2.00
%
2.00
%
Collateralized mortgage obligations -
GSE residential
(1)
Amortized cost $
-
$
-
$
2,386
$
11,225
$
13,611
Estimated fair value $
-
$
-
$
2,338
$
10,873
$
13,211
Weighted average yield
(2)
- % - %
2.77
%
2.19
%
2.29
%
State and political subdivisions
Amortized cost $
796
$
4,746
$
98,444
$
462,740
$
566,726
Estimated fair value $
805
$
4,871
$
99,175
$
411,838
$
516,689
Weighted average yield
(2)
3.44
%
3.89
%
3.31
%
2.72
%
2.83
%
Corporate bonds
Amortized cost $
-
$
499
$
4,619
$
-
$
5,118
Estimated fair value $
-
$
524
$
4,454
$
-
$
4,978
Weighted average yield
(2)
- %
6.63
%
4.29
% - %
4.52
%
Total available-for-sale securities
Amortized cost $
796
$
5,269
$
105,566
$
652,943
$
764,574
Estimated fair value $
805
$
5,419
$
106,084
$
583,339
$
695,647
Weighted average yield (2)
3.44
%
4.15
%
3.34
%
2.51
%
2.64
%
(1)
Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or
without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Notes to Condensed Consolidated Financial Statements
(unaudited)
17
The following tables show the number of securities, unrealized loss, and fair value of the Company’s investments with unrealized
losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at
June 30, 2022 and December 31, 2021:

June 30, 2022
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
124,609
$
11,678
45
$
34,332
$
6,674
7
$
158,941
$
18,352
52
Collateralized
mortgage obligations
- GSE residential
12,809
386
18
403
14
1
13,212
400
19
State and political
subdivisions
370,681
50,096
264
7,775
2,140
9
378,456
52,236
273
Corporate bonds
4,696
172
4
-
-
-
4,696
172
4
Total temporarily
impaired securities $
512,795
$
62,332
331
$
42,510
$
8,828
17
$
555,305
$
71,160
348
December 31, 2021
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
87,306
$
1,774
16
$
-
$
-
-
$
87,306
$
1,774
16
Collateralized
mortgage obligations
- GSE residential
803
10
2
-
-
-
803
10
2
State and political
subdivisions
72,915
762
39
1,310
5
4
74,225
767
43
Corporate bonds
-
-
-
-
-
-
-
-
-
Total temporarily
impaired securities $
161,024
$
2,546
57
$
1,310
$
5
4
$
162,334
$
2,551
61
Based on the Company’s evaluation at June 30, 2022, under the new impairment model, an allowance for credit losses has
no
t
been recorded
no
r have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a
long history of no credit losses; management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery;

and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

Notes to Condensed Consolidated Financial Statements
(unaudited)
18
The following tables show the gross gains and losses on securities that matured or were sold:

For the Three Months Ended For the Six Months Ended
June 30, 2022 June 30, 2022
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
(Dollars in thousands)
Available-for-sale securities
$
2
$
(14)
$
(12)
$
3
$
(41)
$
(38)
For the Three Months Ended For the Six Months Ended
June 30, 2021 June 30, 2021
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
(Dollars in thousands)
Available-for-sale securities
$
5
$
(18)
$
(13)
$
26
$
(29)
$
(3)
Equity Securities
Equity securities consist of a $
2

million investment in a Community Reinvestment Act (“CRA”) mutual fund and $
1

million in
three private equity funds. Equity securities are included in “other assets” on the Consolidated Balance Sheets.
The Company elected a measurement alternative for the three private equity funds that allows the securities to remain at cost until an impairment is identified or an observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. No such events occurred during the three or six-month periods ended June 30, 2022.
The following is a summary of the unrealized and realized gains and losses recognized in net income on equity securities:

Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities
$
(71)
$
6
$
(174)
$
(33)
Less: net gains recognized during the reporting period on equity securities sold during the reporting period
-
-
-
-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date
$
(71)
$
6
$
(174)
$
(33)

Notes to Condensed Consolidated Financial Statements
(unaudited)
19
Note 4:

Loans and Allowance for Credit Losses
Loan Portfolio Segments
Categories of loans at June 30, 2022 and December 31, 2021 include:
June 30, 2022 December 31, 2021
(Dollars in thousands)
Commercial and industrial $
812,411
$
843,024
Commercial and industrial lines of credit
787,664
617,398
Energy
233,000
278,579
Commercial real estate
1,435,893
1,278,479
Construction and land development
584,415
574,852
Residential real estate
371,337
360,046
Multifamily real estate
249,641
240,230
Consumer
53,873
63,605
Loans, net of unearned fees
4,528,234
4,256,213
Less: allowance for credit losses (1)
55,817
58,375
Loans, net $
4,472,417
$
4,197,838
(1)

As of December 31, 2021, this line represents the allowance for loan and lease losses. See further discussion in "Note 1: Nature of
Operations and Summary of Significant Accounting Policies.”

Accrued interest of $
12

million and $
10

million at June 30, 2022 and December 31, 2021, respectively, presented in “other
assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in the above table.

The Company aggregates the loan portfolio by similar credit risk characteristics. The loan segments are described in additional
detail below:
● Commercial and Industrial

- The category includes loans to commercial and industrial customers for use in property, plant, and equipment purchases and expansions. Loan terms typically require principal and interest payments that
decrease the outstanding loan balance.

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
● Commercial and Industrial Lines of Credit – The category includes lines of credit to commercial and industrial customers for working capital needs. The loan terms typically require interest-only payments, mature in one year, and
require the full balance paid-off at maturity. Lines of credit allow the borrower to drawdown and repay the line of credit
based on the customer’s cash flow needs. Repayment is primarily from the operating cash flow of the business. Credit
risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from
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
reserves.

Notes to Condensed Consolidated Financial Statements
(unaudited)
20
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
Allowance for Credit Losses
The Company established a CECL committee that meets at least quarterly to oversee the ACL methodology. The committee estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL represents the Company’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. The ACL is adjusted for expected prepayments when appropriate and excludes expected extensions, renewals, and modifications.

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

In addition, TDRs are also individually evaluated. Reserves on asset specific loans may be based on collateral, for collateral-dependent loans, or on quantitative and qualitative factors, including expected cash flow, market sentiment, and guarantor support.
Quantitative
- The Company used the cohort method, which identifies and captures the balance of a pool of loans with similar
risk characteristics as of a particular time to form a cohort. For example, the outstanding commercial and industrial loans and
commercial and industrial lines of credit loan segments as of quarter

-end are considered cohorts. The cohort is then tracked for losses over the remaining life of loans or until the pool is exhausted. The Company used a lookback period of approximately six-years to
establish the cohort population. By using the historical data timeframe,

the Company can establish a historical loss factor for each of its loan segments and adjust the losses with qualitative and forecast factors.
Qualitative

– The Company uses qualitative factors to adjust the historical loss factors for current conditions. The Company primarily uses the following qualitative factors:

Notes to Condensed Consolidated Financial Statements
(unaudited)
21
◾ The nature and volume of changes in risk ratings;
◾ The volume and severity of past due loans;
◾ The volume of non-accrual loans;
◾
The nature and volume of the loan portfolio, including the existence, growth,

and effect of any concentrations of credit;
◾
Changes in the Institute of Supply Management’s Purchasing Manager Indices

(“PMI”) for services and manufacturing;
◾
Changes in collateral values;

◾ Changes in lending policies, procedures, and quality of loan reviews;
◾ Changes in lending staff; and
◾ Changes in competition, legal and regulatory environments
In addition to the current condition qualitative adjustments, the Company uses the

Federal Reserve’s unemployment forecast to
adjust the ACL based on forward looking guidance. The Federal Reserve’s unemployment forecast extends three-years and is eventually reverted to the mean of six percent by year 10.

Drivers of Change in the ACL
The ACL increased by $
586

thousand during the three-month period ended June 30, 2022 driven by an increase of $
3.8

million
related to loan growth, performance and economic factors, partially offset by $
1.1

million in net charge-offs and a reduction of $
2.2
million in reserves on impaired loans. The ACL declined by $
2.6

million between January 1, 2022 and June 30, 2022 driven by $
2.2
million in net charge-offs and a reduction of $
5.2

million in reserves on impaired loans which were partially offset by an increase of $
4.9
million related to loan growth, performance and economic factors.

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
● Substandard (risk rating 6)

- The category includes borrowers that generally exhibit well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of
the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in
individual assets classified substandard. Substandard loans include both performing and non-performing loans and are
broken out in the table below.

Notes to Condensed Consolidated Financial Statements
(unaudited)
22
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

As of June 30, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial and industrial
Pass $
197,451
$
330,830
$
76,610
$
58,648
$
59,121
$
22,720
$
-
$
22,166
$
767,546
Special mention
721
-
14,488
1,060
313
69
-
3,414
20,065
Substandard - accrual
-
-
-
2,290
766
49
-
16,677
19,782
Substandard - non-
accrual
-
994
-
21
1,397
738
-
1,868
5,018
Doubtful
-
-
-
-
-
-
-
-
-
Total $
198,172
$
331,824
$
91,098
$
62,019
$
61,597
$
23,576
$
-
$
44,125
$
812,411
Commercial and industrial

lines of credit
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
734,130
$
-
$
734,130
Special mention
-
-
-
-
-
-
35,139
-
35,139
Substandard - accrual
-
-
-
-
-
-
8,790
-
8,790
Substandard - non-
accrual
-
-
-
-
-
-
9,605
-
9,605
Doubtful
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
-
$
-
$
-
$
-
$
787,664
$
-
$
787,664
Energy
Pass $
7,445
$
900
$
264
$
44
$
-
$
-
$
198,257
$
210
$
207,120
Special mention
-
1,469
-
-
-
-
12,494
-
13,963
Substandard - accrual
-
-
-
-
10
-
6,013
-
6,023
Substandard - non-
accrual
-
-
-
-
-
-
3,750
-
3,750
Doubtful
-
-
-
-
-
-
2,144
-
2,144
Total $
7,445
$
2,369
$
264
$
44
$
10
$
-
$
222,658
$
210
$
233,000

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial real estate
Pass $
219,481
$
273,536
$
152,920
$
114,384
$
71,024
$
83,540
$
330,625
$
100,089
$
1,345,599
Special mention
464
29,688
-
425
7,499
292
-
33,294
71,662
Substandard - accrual
10,681
-
-
-
-
-
-
992
11,673
Substandard - non-
accrual
-
2,498
292
-
77
1,109
-
2,983
6,959
Doubtful
-
-
-
-
-
-
-
-
-
Total $
230,626
$
305,722
$
153,212
$
114,809
$
78,600
$
84,941
$
330,625
$
137,358
$
1,435,893
Construction and land development
Pass $
122,363
$
249,651
$
131,909
$
51,139
$
3,751
$
4,503
$
13,164
$
-
$
576,480
Special mention
-
7,935
-
-
-
-
-
-
7,935
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
122,363
$
257,586
$
131,909
$
51,139
$
3,751
$
4,503
$
13,164
$
-
$
584,415
Residential real estate
Pass $
38,134
$
79,391
$
121,547
$
47,354
$
40,803
$
36,793
$
626
$
-
$
364,648
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
3,308
3,183
-
-
-
-
-
6,491
Substandard - non-
accrual
-
-
-
-
-
-
-
198
198
Doubtful
-
-
-
-
-
-
-
-
-
Total $
38,134
$
82,699
$
124,730
$
47,354
$
40,803
$
36,793
$
626
$
198
$
371,337

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Multifamily real estate
Pass $
58,346
$
28,407
$
5,424
$
12,070
$
3,115
$
1,901
$
123,802
$
16,538
$
249,603
Special mention
-
-
-
-
-
-
-
38
38
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
58,346
$
28,407
$
5,424
$
12,070
$
3,115
$
1,901
$
123,802
$
16,576
$
249,641
Consumer
Pass $
1,811
$
2,691
$
1,975
$
233
$
114
$
10
$
47,039
$
-
$
53,873
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
1,811
$
2,691
$
1,975
$
233
$
114
$
10
$
47,039
$
-
$
53,873
Total
Pass $
645,031
$
965,406
$
490,649
$
283,872
$
177,928
$
149,467
$
1,447,643
$
139,003
$
4,298,999
Special mention
1,185
39,092
14,488
1,485
7,812
361
47,633
36,746
148,802
Substandard - accrual
10,681
3,308
3,183
2,290
776
49
14,803
17,669
52,759
Substandard - non-
accrual
-
3,492
292
21
1,474
1,847
13,355
5,049
25,530
Doubtful
-
-
-
-
-
-
2,144
-
2,144
Total $
656,897
$
1,011,298
$
508,612
$
287,668
$
187,990
$
151,724
$
1,525,578
$
198,467
$
4,528,234

Notes to Condensed Consolidated Financial Statements (unaudited)

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of

June 30, 2022:

As of June 30, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
-
$
-
$
7
$
88
$
-
$
-
$
-
$
126
$
221
60-89 days
-
-
-
-
-
74
-
-
74
Greater than 90 days
-
104
3
10
1,383
655
-
-
2,155
Total past due
-
104
10
98
1,383
729
-
126
2,450
Current
198,172
331,720
91,088
61,921
60,214
22,847
-
43,999
809,961
Total $
198,172
$
331,824
$
91,098
$
62,019
$
61,597
$
23,576
$
-
$
44,125
$
812,411
Greater than 90 days
and accruing $
-
$
-
$
3
$
-
$
-
$
-
$
-
$
-
$
3
Commercial and industrial lines of credit
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
2,086
$
-
$
2,086
60-89 days
-
-
-
-
-
-
784
-
784
Greater than 90 days
-
-
-
-
-
-
11,765
-
11,765
Total past due
-
-
-
-
-
-
14,635
-
14,635
Current
-
-
-
-
-
-
773,029
-
773,029
Total $
-
$
-
$
-
$
-
$
-
$
-
$
787,664
$
-
$
787,664
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
2,160
$
-
$
2,160
Energy
30-59 days $
-
$
1,469
$
-
$
-
$
-
$
-
$
-
$
-
$
1,469
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
5,894
-
5,894
Total past due
-
1,469
-
-
-
-
5,894
-
7,363
Current
7,445
900
264
44
10
-
216,764
210
225,637
Total $
7,445
$
2,369
$
264
$
44
$
10
$
-
$
222,658
$
210
$
233,000
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
30-59 days $
-
$
9,662
$
-
$
-
$
-
$
-
$
-
$
-
$
9,662
60-89 days
-
-
-
-
77
-
-
-
77
Greater than 90 days
-
-
-
-
-
-
-
2,983
2,983
Total past due
-
9,662
-
-
77
-
-
2,983
12,722
Current
230,626
296,060
153,212
114,809
78,523
84,941
330,625
134,375
1,423,171
Total $
230,626
$
305,722
$
153,212
$
114,809
$
78,600
$
84,941
$
330,625
$
137,358
$
1,435,893
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Construction and land development
30-59 days $
-
$
-
$
-
$
2,097
$
-
$
-
$
-
$
-
$
2,097
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
2,097
-
-
-
-
2,097
Current
122,363
257,586
131,909
49,042
3,751
4,503
13,164
-
582,318
Total $
122,363
$
257,586
$
131,909
$
51,139
$
3,751
$
4,503
$
13,164
$
-
$
584,415
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
-
$
121
$
-
$
-
$
-
$
-
$
-
$
-
$
121
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
121
-
-
-
-
-
-
121
Current
38,134
82,578
124,730
47,354
40,803
36,793
626
198
371,216
Total $
38,134
$
82,699
$
124,730
$
47,354
$
40,803
$
36,793
$
626
$
198
$
371,337
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Multifamily real estate
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
-
-
-
Current
58,346
28,407
5,424
12,070
3,115
1,901
123,802
16,576
249,641
Total $
58,346
$
28,407
$
5,424
$
12,070
$
3,115
$
1,901
$
123,802
$
16,576
$
249,641
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Consumer
30-59 days $
-
$
44
$
-
$
-
$
-
$
-
$
-
$
-
$
44
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
44
-
-
-
-
-
-
44
Current
1,811
2,647
1,975
233
114
10
47,039
-
53,829
Total $
1,811
$
2,691
$
1,975
$
233
$
114
$
10
$
47,039
$
-
$
53,873
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
30-59 days $
-
$
11,296
$
7
$
2,185
$
-
$
-
$
2,086
$
126
$
15,700
60-89 days
-
-
-
-
77
74
784
-
935
Greater than 90 days
-
104
3
10
1,383
655
17,659
2,983
22,797
Total past due
-
11,400
10
2,195
1,460
729
20,529
3,109
39,432
Current
656,897
999,898
508,602
285,473
186,530
150,995
1,505,049
195,358
4,488,802
Total $
656,897
$
1,011,298
$
508,612
$
287,668
$
187,990
$
151,724
$
1,525,578
$
198,467
$
4,528,234
Greater than 90 days
and accruing $
-
$
-
$
3
$
-
$
-
$
-
$
2,160
$
-
$
2,163

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
As of June 30, 2022
Amortized Cost Basis by Origination Year and On Non-accrual Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total Non-
accrual
Loans
Non-accrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial $
-
$
994
$
-
$
21
$
1,397
$
738
$
-
$
1,868
$
5,018
$
4,906
Commercial and industrial
lines of credit
-
-
-
-
-
-
9,605
-
9,605
9,605
Energy
-
-
-
-
-
-
5,894
-
5,894
698
Commercial real estate
-
2,498
292
-
77
1,109
-
2,983
6,959
6,882
Construction and land
development
-
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
198
198
198
Multifamily real estate
-
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
3,492
$
292
$
21
$
1,474
$
1,847
$
15,499
$
5,049
$
27,674
$
22,289
Interest income recognized on non-accrual loans was $
259

thousand and $
418

thousand for the three- and six-month periods ended June 30, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)

Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by portfolio segment for the
three-month period ended June 30, 2022:
For the Three Months Ended June 30, 2022
Commercial
and Industrial
Commercial
and
Industrial
Lines of
Credit Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
Real Estate
Multifamily
Real Estate Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance $
9,981
$
9,361
$
7,507
$
18,628
$
3,678
$
3,089
$
2,342
$
645
$
55,231
Charge-offs
(581)
(750)
(2,900)
-
-
(217)
-
-
(4,448)
Recoveries
-
1,758
-
1,585
-
-
-
1
3,344
Provision (credit)
1,520
898
1,821
(3,171)
240
262
85
35
1,690
Ending balance $
10,920
$
11,267
$
6,428
$
17,042
$
3,918
$
3,134
$
2,427
$
681
$
55,817
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance $
66
$
153
$
258
$
753
$
3,514
$
4
$
116
$
11
$
4,875
Provision (credit)
(3)
(153)
212
(96)
502
-
(7)
(10)
445
Ending balance $
63
$
-
$
470
$
657
$
4,016
$
4
$
109
$
1
$
5,320

Notes to Condensed Consolidated Financial Statements (unaudited)

For the Six Months Ended June 30, 2022
Commercial and
Industrial (1)
Commercial
and
Industrial
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
2,465
(5)
(1,747)
Charge-offs
(790)
(1,971)
(3,967)
(1,102)
-
(217)
-
(13)
(8,060)
Recoveries
755
1,779
1,754
1,585
-
-
-
2
5,875
Provision (credit)
816
2,593
(549)
(2,374)
252
305
(38)
369
1,374
Ending balance $
10,920
$
11,267
$
6,428
$
17,042
$
3,918
$
3,134
$
2,427
$
681
$
55,817
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance, prior to
adoption of ASU 2016-13 $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Impact of ASU 2016-13
adoption
107
44
265
711
3,914
5
137
1
5,184
Provision (credit)
(44)
(44)
205
(54)
102
(1)
(28)
-
136
Ending balance $
63
$
-
$
470
$
657
$
4,016
$
4
$
109
$
1
$
5,320
(1)

Prior to the adoption of ASU 2016-13, the Commercial and industrial and Commercial and industrial lines of credit were consolidated under the Commercial and industrial
segment.
(2)

Prior to the adoption of ASU 2016-13, the Residential real estate and Multifamily real estate segments were consolidated under the Residential and Multifamily Real Estate
segment.

Notes to Condensed Consolidated Financial Statements
(unaudited)
32
Collateral Dependent Loans:
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or
sale of the collateral and the borrower is experiencing financial difficulty. The following table presents the amortized cost balance of
loans considered collateral dependent by loan segment and collateral type as of June 30, 2022:
As of June 30, 2022
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial and Industrial
All business assets $
5,010
$
103
$
4,906
Commercial and Industrial Lines of Credit
All business assets
9,626
-
9,626
Energy
Oil and natural gas properties
5,894
-
5,894
Commercial Real Estate
Commercial real estate properties
3,978
77
3,901
$
24,508
$
180
$
24,327
Troubled Debt Restructurings
TDRs are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession,
excluding loan modifications as a result of the COVID-19 pandemic.

The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.

For the six-month period ended June 30, 2022 and 2021,
no

loans were restructured under the TDR guidance. The outstanding balance of TDRs was $
35

million and $

million as of June 30, 2022 and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
33
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
Non-
performing Doubtful Loss Total
(Dollars in thousands)
Commercial and
industrial
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
Commercial and industrial $
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
Commercial and industrial $
4,858
Energy
16,148
Commercial real estate
10,222
Construction and land development
-
Residential and multifamily real estate
204
PPP
-
Consumer
-
Total non-accrual loans $
31,432
The following table presents the allowance for loan losses by portfolio segment and disaggregated based on the Company’s
impairment methodology:
As of December 31, 2021
Commercial
and
Industrial Energy
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
63,605
$
4,269,620

Notes to Condensed Consolidated Financial Statements
(unaudited)
35
A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect
all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include non-performing loans
but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. The
intent of concessions is to maximize collection. The following table presents loans individually evaluated for impairment:
As of December 31, 2021
Recorded Balance Unpaid Principal Balance Specific Allowance
(Dollars in thousands)

Loans without a specific valuation

Commercial and industrial $
4,659
$
4,740
$ -

Energy

3,509
7,322
-
Commercial real estate
1,729
1,729
-

Construction and land development

-
-
-
Residential and multifamily real estate
3,387
3,387
-

PPP

-
-
-
Consumer
-
-
-

Loans with a specific valuation

Commercial and industrial
1,080
1,080
333

Energy

12,695
17,977
2,100
Commercial real estate
29,868
30,854
3,164

Construction and land development

-
-
-
Residential and multifamily real estate
-
-
-

PPP

-
-
-
Consumer
-
-
-

Total

Commercial and industrial
5,739
5,820
333

Energy

16,204
25,299
2,100
Commercial real estate
31,597
32,583
3,164

Construction and land development

-
-
-
Residential and multifamily real estate
3,387
3,387
-

PPP

-
-
-
Consumer
-
-
-
$
56,927
$
67,089
$
5,597
Total interest income recognized during the three and six-month periods ended June 30, 2021 for impaired loans was $
615
thousand and $
1

million, respectively. The three- and six-month average balance of impaired loans for the period ended

June 30, 2021
was $
108

million and $
109

million, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
36
The following table presents the activity in the allowance for loan losses by portfolio segment for the three-

and six-month
periods ended June 30, 2021:
Three Months Ended June 30, 2021
Commercial
and
Industrial Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Allowance for loan losses:
Beginning
balance
$
23,464
$
20,292
$
20,609
$
3,837
$
6,056
$
-
$
293
$
74,551
Provision
7,532
(2,443)
(1,428)
48
(230)
-
21
3,500
Charge-offs
(2,566)
-
-
-
-
-
-
(2,566)
Recoveries
3
-
-
-
-
-
5
8
Ending balance $
28,433
$
17,849
$
19,181
$
3,885
$
5,826
$
-
$
319
$
75,493
Six Months Ended June 30, 2021
Commercial
and
Industrial Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
and
Multifamily
Real Estate PPP Consumer Total
(Dollars in thousands)
Allowance for loan losses:
Beginning
balance
$
24,693
$
18,341
$
22,354
$
3,612
$
5,842
$
-
$
453
$
75,295
Provision
14,547
(492)
(3,173)
273
(16)
-
(139)
11,000
Charge-offs
(10,832)
-
-
-
-
-
-
(10,832)
Recoveries
25
-
-
-
-
-
5
30
Ending balance $
28,433
$
17,849
$
19,181
$
3,885
$
5,826
$
-
$
319
$
75,493
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally
cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of the
expected credit losses on commitments expected to be funded over its estimated life.

For each pool of contractual obligations expected
to be funded, the Company uses the reserve rate established for the related loan pools. The $
5

million allowance for credit losses on off
balance sheet credit exposures at June 30, 2022 is included in “interest payable and other liabilities” on the balance sheet.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
37
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
During 2021, the Company entered into forward-looking

derivatives that will be used to hedge variable cash flows associated with variable-rate funding. These
5

swaps had an aggregate notional amount of $
100

million at June 30, 2022 and December 31, 2021. The
derivatives have various maturities ranging from August 2025 to May 2029.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded
in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and subsequently reclassified into interest expense in the same period(s)
during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s related, variable

-rate debt. During the next twelve months, the Company
estimates that no amount will be reclassified as a reduction to interest expense.

The Company’s derivative financial instruments have different effective dates with the first derivative effective in August 2023.
As a result, the derivative financial instruments did not impact the Condensed

Consolidated Statements of Income for the three-

and six-
month periods

ended June 30, 2022.
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

These
52

and
54

swaps had an aggregate notional amount of $
521

million and $
535

million at June 30, 2022 and December 31,
2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
38
Fair Values

of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the
Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:
Asset Derivatives Liability Derivatives
Balance Sheet
June 30,

December 31,

Balance Sheet
June 30,

December 31,

Location 2022 2021 Location 2022 2021
(Dollars in thousands)
Interest rate products:
Derivatives not
designated as hedging
instruments
Other assets $
5,873
$
11,305
Interest payable
and other
liabilities
$
5,875
$
11,322
Derivatives
designated as hedging
instruments
Other assets
3,475
3
Interest payable
and other
liabilities
-
565
Total
$
9,348
$
11,308
$
5,875
$
11,887
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of June 30,
2022. The Company had no cash flow hedges for the six-months ended June 30, 2021.
June 30, 2022
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
Excluded
Component
(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products $
3,475
$
3,475
$
-
Interest expense $
-
$
-
$
-

Notes to Condensed Consolidated Financial Statements
(unaudited)
39
Note 6:

Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at

June 30, 2022 were as follows:
June 30, 2022
Within One
Year
One to Two
Years
Two to
Three Years
Three to
Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
654,313
$
68,804
$
5,310
$
1,806
$
2,838
$
-
$
733,071
Fed funds purchased &
repurchase agreements
6
-
-
-
-
-
6
FHLB borrowings
41,500
-
-
5,100
-
110,000
156,600
FHLB line of credit
140,000
-
-
-
-
-
140,000
Trust preferred securities
(1)
-
-
-
-
-
1,035
1,035
$
835,819
$
68,804
$
5,310
$
6,906
$
2,838
$
111,035
$
1,030,712
(1) The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.

Note 7:

Change in Accumulated Other Comprehensive Income (Loss)

Amounts reclassified from AOCI and the affected line items in the Condensed Consolidated Statements of Income during the
three-

and six-month periods ended June 30, 2022 and 2021, were as follows:
Three Months Ended Six Months Ended
June 30,

June 30,

Affected Line Item in the
2022 2021 2022 2021 Statements of Income
(Dollars in thousands)
Unrealized losses on available-for-sale
securities $
(12)
$
(13)
$
(38)
$
(3)
Loss on sale of available-for-sale
securities
Less: tax benefit effect
(3)
(3)
(9)
(1)
Income tax benefit
Net reclassified amount $
(9)
$
(10)
$
(29)
$
(2)
Note 8:

Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators
that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that,
as of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
40
The Company’s and the Bank’s actual capital amounts and ratios as of June 30,

2022 and December 31, 2021 are presented in the
following table:
Actual
Minimum Capital

Required - Basel III
Required to be Considered
Well Capitalized
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
June 30, 2022
Total Capital to Risk-Weighted Assets
Consolidated $
719,226
12.6
% $
599,382
10.5
%

N/A

N/A
Bank
692,815
12.2
598,125
10.5
$
569,643
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
658,089
11.5
485,214
8.5
N/A
N/A
Bank
631,679
11.1
484,197
8.5
455,715
8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
657,055
11.5
399,588
7.0

N/A

N/A
Bank
631,679
11.1
398,750
7.0
370,268
6.5
Tier I Capital to Average Assets
Consolidated
658,089
11.8
223,736
4.0
N/A N/A
Bank $
631,679
11.3
% $
223,728
4.0
% $
279,660
5.0
%
December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated $
704,544
13.6
% $
544,060
10.5
%
N/A
N/A
Bank
681,980
13.2
543,708
10.5
$
517,817
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
646,169
12.5
440,430
8.5

N/A

N/A
Bank
623,605
12.0
440,144
8.5
414,253
8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
645,160
12.5
362,707
7.0
N/A N/A
Bank
623,605
12.0
362,472
7.0
336,581
6.5
Tier I Capital to Average Assets
Consolidated
646,169
11.8
218,510
4.0

N/A

N/A
Bank $
623,605
11.4
% $
218,366
4.0
% $
272,958
5.0
%
Note 9:

Stock-Based Compensation
The Company issues stock-based compensation in the form of

non-vested restricted stock and stock appreciation rights under the
2018 Omnibus Equity Incentive Plan (as amended, the “Omnibus Plan”). The Omnibus

Plan will expire on the tenth anniversary of its
effective date. In addition, the Company has an Employee Stock Purchase

Plan that was reinstated during the third quarter of 2020. The aggregate number of shares authorized for future issuance under the Omnibus

Plan is
1,486,152

shares as of June 30, 2022.
The table below summarizes the stock-based compensation for the three- and six-month periods ended June 30, 2022 and 2021:
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
(Dollars in thousands)
Stock appreciation rights $
88
$
198
$
187
$
434
Performance-based stock awards
200
528
411
262
Restricted stock units and awards
795
834
1,573
1,499
Employee stock purchase plan
37
15
64
29
Total stock-based compensation $
1,120
$
1,575
$
2,235
$
2,224

Notes to Condensed Consolidated Financial Statements
(unaudited)
41
Performance-Based Restricted Stock Units
The Company awards performance-based restricted stock units (“PBRSUs”) to key officers of the Company. The performance-
based shares typically cliff-vest at the end of
three years

based on attainment of certain performance metrics developed by the
Compensation Committee. The ultimate number of shares issuable under each performance award is the product of the award target and
the award payout percentage given the level of achievement. The award payout percentages by level of achievement range between
0
%
of target and
150
% of target.
During the six-month period ended June 30, 2022, the Company granted
66,667

PBRSUs. The performance metrics include
three-year

cumulative, adjusted earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the performance

-based awards:
Performance-Based Restricted

Stock Unit Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2022
98,352
$
13.59
Granted
66,667
16.04
Vested
-
-
Forfeited
(24,944)
15.03
Unvested, June 30, 2022
140,075
$
14.50
Unrecognized stock-based compensation related to the performance awards issued through June 30, 2022 was $
2

million and is
expected to be recognized over
2.3

years.
Restricted Stock Units and Restricted Stock

Awards
The Company issues time-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to provide incentives to
key officers, employees, and non-employee directors. Awards are typically granted annually as determined by the Compensation
Committee. The service-based RSUs typically vest in equal amounts over three years. The service-based

RSAs typically cliff-vest after
one year
.
The following table summarizes the status of and changes in the RSUs and RSAs:
Restricted Stock Units and Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2022
383,630
$
13.52
Granted
238,127
15.09
Vested
(193,350)
13.83
Forfeited
(16,433)
13.95
Unvested, June 30, 2022
411,974
$
14.26
Unrecognized stock-based compensation related to the RSUs and RSAs issued through

June 30, 2022 was $
5

million and is
expected to be recognized over
2.0

years.

Notes to Condensed Consolidated Financial Statements
(unaudited)
42
Note 10:

Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:
Three Months Ended Six Months Ended
June 30, June 30,
2022 2021 2022 2021
(Dollars in thousands)
Computed at the statutory rate (
21
%)
$
4,110
$
3,957
$
8,523
$
7,095
Increase (decrease) resulting from
Tax-exempt income
(890)
(1,212)
(1,744)
(2,002)
Non-deductible expenses
111
40
193
90
State income taxes
728
682
1,424
1,178
Equity based compensation
15
(131)
(154)
(117)
Other adjustments
(47)
(73)
(27)
(73)
Actual tax expense $
4,027
$
3,263
$
8,215
$
6,171
The tax effects of temporary differences related to deferred taxes located in “other assets” on the Condensed Consolidated
Balance Sheets are presented below:
June 30, 2022 December 31, 2021
(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale
$
16,020
$
-
Allowance for credit losses
14,716
14,051
Lease incentive
481
508
Loan fees
3,302
3,227
Accrued expenses
1,705
2,735
Deferred compensation
1,749
2,418
State tax credit
273
1,033
Other
764
2,057
Total deferred tax asset
39,010
26,029
Deferred tax liability

Net unrealized gain on securities available-for-sale
-
(6,967)
FHLB stock basis
(722)
(757)
Premises and equipment
(2,341)
(2,602)
Other
(1,041)
(1,229)
Total deferred tax liability
(4,104)
(11,555)
Net deferred tax asset
$
34,906
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
43
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying

Condensed Consolidated Balance Sheets
measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at
June 30, 2022 and December 31, 2021:

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
Level 2 Note 5:
Derivatives and
Hedging
Non-recurring Measurements
The following tables present assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in
which the fair value measurements fall at June 30, 2022 and December

31, 2021:
June 30, 2022
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent loans $
24,328
$
-
$
-
$
24,328
Foreclosed assets held-for-sale $
1,588
$
-
$
-
$
1,588
December 31, 2021
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
38,046
$
-
$
-
$
38,046
Foreclosed assets held-for-sale $
1,148
$
-
$
-
$
1,148
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring
basis and recognized in the accompanying Condensed Consolidated Balance Sheets.
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
44
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
Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated
cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed
by the Office of the Chief Credit Officer by comparison to historical results.
Foreclosed Assets Held-for-Sale
The fair value of foreclosed assets-held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservabl

e

inputs used in non-recurring Level 3 fair value
measurements at June 30, 2022 and December 31, 2021:
June 30, 2022
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount

-

% -
100
%
Collateral dependent loans
24,328
(
22
)%
$
Market comparable
properties
Marketability
discount Foreclosed assets held-for-sale
1,588
(
11
)%
December 31, 2021
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
7
% -
100
%
Collateral-dependent impaired loans
38,046
(
26
)%
$
Market comparable
properties
Marketability
discount Foreclosed assets held-for-sale
1,148
(
10
)%

Notes to Condensed Consolidated Financial Statements
(unaudited)
45
The following tables present the estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31,
2021:
June 30, 2022
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3 Total
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
277,678
$
277,678
$
-
$
-
$
277,678
Available-for-sale securities
695,647
-
695,647
-
695,647
Loans, net of allowance for credit losses
4,472,417
-
-
4,451,704
4,451,704
Restricted equity securities
14,946
-
-
14,946
14,946
Interest receivable
17,909
-
17,909
-
17,909
Equity securities
3,513
-
2,047
1,466
3,513
Derivative assets
9,348
-
9,348
-
9,348
$
5,491,458
$
277,678
$
724,951
$
4,468,116
$
5,470,745
Financial Liabilities
Deposits $
4,744,420
$
1,163,462
$
-
$
3,453,569
$
4,617,031
Federal Home Loan Bank line of credit
140,000
-
140,000
-
140,000
Federal Home Loan Bank advances
156,600
-
153,781
-
153,781
Other borrowings
1,041
-
2,028
-
2,028
Interest payable
1,249
-
1,249
-
1,249
Derivative liabilities
5,875
-
5,875
-
5,875
$
5,049,185
$
1,163,462
$
302,933
$
3,453,569
$
4,919,964
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
3,482,218
$
4,902,964

Notes to Condensed Consolidated Financial Statements
(unaudited)
46
Note 12:

Commitments and Credit Risk
Commitments
The Company had the following commitments at June 30, 2022 and December

31, 2021:
June 30, 2022 December 31, 2021
(Dollars in thousands)
Commitments to originate loans $
274,647
$
118,651
Standby letters of credit
57,797
51,114
Lines of credit
1,949,860
1,768,231
Future lease commitments
-
11,100
Commitments related to investment fund
4,534
2,067
$
2,286,838
$
1,951,163
Note 13:

Legal and Regulatory Proceedings
We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in
accordance with ASC 450, Contingencies

("ASC 450"). No less than quarterly, and as facts and circumstances change, we review the
status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. The Company
establishes reserves for litigation-related matters when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not
probable, but is reasonably possible, or is probable but cannot be estimated,

then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are
generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Significant
judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is
reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made,
which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause us to change
those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial
defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be
successful, or should we determine to settle any one or a combination of these matters, we may be required to pay substantial sums,
become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a
material adverse impact on our business, results of operations, cash flows or financial condition.
The Company paid $
2.3

million in employee separation costs. The Company’s insurance carriers agreed to cover $
1.2

million of
these settlement costs. The remaining $
1.1

million was expensed during the three-month period ended June 30, 2022. The reimbursement receivable is located in “Other assets” on the Condensed

Consolidated Balance Sheet for the period ended June 30, 2022.
The Company is subject to various other legal proceedings and claims that arise primarily in the ordinary course of business. At
this time, we do not believe the range of potential losses will have a material adverse effect on the consolidated financial position,
results of operations and cash flows of the Company.

Note 14:

Leases
The Company’s leases primarily include bank branches located in

Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco,
Texas; and Phoenix, Arizona. The remaining lease terms on these branch leases range from less than one year

to
twenty years

with
certain options to renew. Renewal terms can extend the lease term between five years

and

twenty years
. The exercise of lease renewal
options is at the Company’s sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend
the lease term, that option is included in the estimated value of the right of use

(“ROU”) asset and lease liability. The Company’s lease
agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2022, the Company
recognized one finance lease and the remaining Company leases are classified as operating leases.

Notes to Condensed Consolidated Financial Statements
(unaudited)
47
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

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset, is included in “Other assets” on the
Condensed Consolidated Balance Sheets, and was $
30

million at June 30, 2022. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease liability is located in

“Interest payable and other liabilities” on
the Condensed Consolidated Balance Sheets of $
33

million at June 30, 2022.

The Company was unable to determine the implicit rate in the leases and used the incremental borrowing rate instead. The
Company used the FHLB yield curve on the lease commencement date and selected the rate closest to the remaining lease term. The
remaining weighted-average lease term is
12.4

years and the weighted-average discount rate was
2.39
% as of June 30, 2022.
The following table presents components of operating lease expense in the accompanying Condensed Consolidated Statements of
Income for the three- and six-month periods ended June 30, 2022:
For the Three Months Ended

June 30, 2022
For the Six Months Ended
June 30, 2022
(Dollars in thousands)
Finance lease amortization of right-of-use asset $
92
$
92
Finance lease interest on lease liability
46
46
Operating lease expense
603
1,329
Variable lease expense
345
558
Short-term lease expense
5
10
Total lease expense $
1,091
$
2,035
Future minimum commitments due under these lease agreements as of June

30, 2022 are as follows:
Operating Leases Finance Lease
(Dollars in thousands)
Remainder of 2022 $
1,502
$
245
2023
3,070
490
2024
2,793
490
2025
2,804
490
2026
2,836
490
Thereafter
15,243
8,823
Total lease payments $
28,248
$
11,028
Less imputed interest
3,362
3,302
Total $
24,886
$
7,726
Supplemental cash flow information –
Operating cash flows paid for operating lease amounts included in the measurement of
lease liabilities was $
699

thousand and $
1.4

million for the three- and six-months ended June 30, 2022, respectively. Operating cash
flows paid for finance lease amounts included in the measurement of lease liabilities was $
123

thousand for the three- and six-month
periods ended June 30, 2022. During the three- and six-months ended

June 30 2022, the Company did
no
t record any ROU assets that
were exchanged for operating lease liabilities.

Notes to Condensed Consolidated Financial Statements
(unaudited)
48
Note 15:

Stock Warrants
During the six-month period ended June 30, 2022,
33,500

warrants were exercised at a strike price of $
5.00

per share and
33,500
common shares were issued.
The Company had
80,000

and
113,500

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per
share as of June 30, 2022 and December 31, 2021, respectively.

The
80,000

warrants expire on April 26, 2023.

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

Commission (“SEC”) on February 28, 2022 (the
“2021 Form 10-K”). Results of operations for the three-

and six-month periods ended June 30, 2022 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding our plans,
objectives, beliefs, expectations, representations,

and projections. See “Forward-Looking Information” which is incorporated herein by reference.
Second Quarter 2022 Highlights
During the second quarter ended June 30, 2022, we accomplished the following:
•
Announced on June 13, 2022, an agreement under which CrossFirst Bank will acquire Central Bancorp, Inc.’s bank
subsidiary, Farmers & Stockmens Bank (collectively, Farmers & Stockmens Bank and Central Bancorp, Inc. are herein
referred as “Central”), in an all-cash transaction;
•
$5.7 billion of assets with basic earnings per share of $0.31 and $0.65 for the three-

and six-month periods ended June 30,
2022, respectively an increase of $0.01 and $0.11 from the same periods in the prior year, respectively;
•
$179 million or 4% of total loan growth from the previous quarter and $272 million or 6%

loan growth from December 31,
2021;
•
Continued improvement in credit quality during the second quarter of 2022 as evidenced by the decrease in non-performing
assets to total assets ratio from 0.64% at March 31, 2022 to 0.54% at June 30, 2022;
• Return on Average Assets of 1.12% and a Return on Equity of 10.15% for the quarter ended June 30, 2022;
• Net Interest Margin (Fully Tax-Equivalent) (1)

of 3.52% for the quarter ended June 30, 2022, compared to 3.14% for the same
quarter last year
(1)
The Company modified the yield calculation. Refer to the section “Update to Net Interest Margin Methodology” below for additional information.

Central Acquisition Update
As noted above, the Company has entered into an agreement to acquire

Farmers & Stockmens Bank for approximately $75
million, subject to approval by Central Bancorp, Inc. shareholders and bank regulatory authorities, as well as the satisfaction of other customary closing conditions. The Company believes the acquisition will advance its expansion strategy with access to Colorado and
New Mexico while deploying a portion of the Bank’s capital. The Company expects

Central to increase core deposits and enhance the
Company’s SBA lending and mortgage operations. The Company anticipates the acquisition will close in the second half of 2022 with
system integration occurring in the first half of 2023.
Interest Rate Risk Management
The Company is monitoring interest rate sensitivity closely as $3.5 billion or 63%

of earning assets mature or reprice within
twelve months, including $2.9 billion that reprices in the first month. $3.7 million of interest-bearing liabilities mature or reprice over the same twelve-month period. The Company is reviewing options to manage balance sheet sensitivity in the event interest rates decline
in late 2023.
Credit Quality
Credit quality metrics generally improved during the second quarter of

2022. Non-performing assets declined from $36 million at
March 31, 2022 to $31 million at June 30, 2022. Net charge-offs for the three-month period ended June 30, 2022 were $1 million, or
0.10% of average loans.

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

As of June 30, 2022, the Company did not identify any systemic issues within its loan portfolio that would significantly affect the credit quality of the loan portfolio.

Update to Net Interest Margin Methodology
The Company modified the yield calculation on the available-for-sale security portfolio to better conform to peer disclosures in
the first quarter of 2022. All earning-asset yields and net interest margins presented were retroactively updated for the change in
methodology. The following changes were made:
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

Impact to Yield
For the Quarter Ended
For the Six Months
Ended
June 30, March 31, December 31, September 30, June 30, June 30, June 30,
Lines Impacted 2022 2022 2021 2021 2021 2022 2021
Previous calculation
Yield on securities - taxable
2.77% 2.20% 2.11% 1.96% 1.96% 2.36% 1.83%
Yield on securities - tax-exempt
(1) 3.46 3.31 3.17 3.20 3.34 3.44 3.38
Total securities yield
(1) 3.29 3.00 2.89 2.87 2.93 3.14 2.91
Yield on interest-earning assets
(1) 4.01 3.64 3.70 3.62 3.57 3.83 3.53
Net interest spread
(1) 3.51 3.25 3.22 3.16 3.08 3.39 3.08
Net interest margin
(1) 3.55 3.29 3.28 3.20 3.12 3.42 3.12
As calculated going forward
Yield on securities - taxable
2.35 2.15 2.14 2.01 1.99 2.26 1.86
Yield on securities - tax-exempt
(1) 3.36 3.35 3.35 3.43 3.54 3.35 3.57
Total securities yield
(1) 3.07 3.00 3.02 3.04 3.07 3.04 3.04
Yield on interest-earning assets
(1) 3.98 3.64 3.72 3.64 3.59 3.81 3.55
Net interest spread
(1) 3.48 3.25 3.24 3.18 3.10 3.37 3.03
Net interest margin
(1) 3.52 3.29 3.30 3.23 3.14 3.41 3.07
Change
Yield on securities - taxable
(0.42) (0.05) 0.03 0.05 0.03 (0.10) 0.03
Yield on securities - tax-exempt
(1) (0.10) 0.04 0.18 0.23 0.20 (0.09) 0.19
Total securities yield
(1) (0.22) - 0.13 0.17 0.14 (0.10) 0.13
Yield on interest-earning assets
(1) (0.03) - 0.02 0.02 0.02 (0.02) 0.02
Net interest spread (1)
(0.03) - 0.02 0.02 0.02 (0.02) (0.05)
Net interest margin (1)
(0.03) % - % 0.02% 0.03% 0.02% (0.01) % (0.05) %
(1)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The
incremental tax rate used is 21.0%.
Update to Customer and Industry Concentrations
As of June 30, 2022, the Company’s

top 20 customer relationships represented approximately 23% or $1.1 billion of total
deposits. The Company believes that there are sufficient funding sources, including on-balance sheet liquid assets and wholesale deposit options, so that an immediate reduction in these deposit balances would not be expected to have a material, detrimental effect on the
Company’s financial position

or operations.

Performance Measures
As of or For the Quarter Ended As of or For the Six Months Ended
June 30, March 31, December 31, September 30, June 30, June 30, June 30,
2022 2022 2021 2021 2021 2022 2021
(Dollars in thousands, except per share data)
Return on average assets
(1)
1.12% 1.23% 1.50% 1.54% 1.10% 1.18% 0.97%
Return on average equity
(1)
10.15% 10.44% 12.57% 12.92% 9.86% 10.30% 8.84%
Earnings per share $ 0.31 $ 0.33 $ 0.41 $ 0.41 $ 0.30 $ 0.65 $ 0.54
Diluted earnings per share $ 0.31 $ 0.33 $ 0.40 $ 0.41 $ 0.30 $ 0.64 $ 0.53
Efficiency
(2)
57.36% 57.57% 55.38% 59.06% 53.61% 57.46% 52.06%
Ratio of equity to assets 10.65% 11.29% 11.88% 12.08% 12.00% 10.65% 12.00%
(1)

Interim periods annualized
(2)

We calculate efficiency ratio as non-interest expense

divided by the sum of net interest income and

non-interest income.
Results of Operations
Net Interest Income
Net interest income is presented on a tax-equivalent basis below. A tax-equivalent basis makes all income taxable at the same rate. For example, $100 of tax-exempt income
would be presented as $126.58, an amount that if taxed at the statutory federal income tax rate of 21% would yield $100. We believe a tax-equivalent basis provides for improved comparability between the various earning assets.

For the Quarter Ended For the Six Months Ended
June 30,

March 31,

December 31,

September 30,

June 30,

June 30,

June 30,

2022 2022 2021 2021 2021 2022 2021
Yield on securities - tax-equivalent (1) 3.07% 3.00% 3.02% 3.04% 3.07% 3.04% 3.04%
Yield on loans 4.28 4.00 4.17 4.00 3.99 4.14 3.96
Yield on earning assets - tax-equivalent
(1)
3.98 3.64 3.72 3.64 3.59 3.81 3.55
Cost of interest-bearing deposits 0.56 0.41 0.43 0.47 0.50 0.48 0.53
Cost of total deposits 0.42 0.31 0.33 0.38 0.41 0.36 0.45
Cost of FHLB and short-term borrowings 1.66 1.95 3.03 1.82 1.79 1.78 1.79
Cost of funds 0.50 0.39 0.48 0.46 0.49 0.44 0.52
Net interest margin - tax-equivalent (1) 3.52% 3.29% 3.30% 3.23% 3.14% 3.41% 3.07%
(1)

Tax-exempt income is calculated on a tax-equivalent

basis. Tax-free municipal securities are exempt

from Federal income taxes. The incremental

tax rate used is 21%.

The following tables present, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates
paid:

Three Months Ended
June 30, 2022 June 30, 2021
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(1)
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(1)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 220,763
$
1,299
2.35%
$ 207,835
$
1,031
1.99%
Securities - tax-exempt (2)
553,960 4,653
3.36
478,334 4,231
3.54
Interest-bearing deposits in other banks
198,210 369
0.75
407,801 110
0.11
Gross loans, net of unearned income (3)(4)
4,437,917 47,327
4.28
4,409,280 43,846
3.99
Total interest-earning assets
(2)
5,410,850
$
53,648
3.98%
5,503,250
$
49,218
3.59%
Allowance for credit losses
(56,732) (76,741)
Other non-interest-earning assets
191,539 247,129
Total assets
$ 5,545,657 $ 5,673,638
Interest-bearing liabilities
Transaction deposits
$ 508,403
$
374
0.29%
$ 664,552
$
313
0.19%
Savings and money market deposits
2,334,103 2,869
0.49
2,385,074 2,107
0.35
Time deposits
559,708 1,489
1.07
869,176 2,430
1.12
Total interest-bearing deposits
3,402,214 4,732
0.56
3,918,802 4,850
0.50
FHLB and short-term borrowings
330,064 1,368
1.66
287,904 1,282
1.79
Trust preferred securities, net of fair value adjustments
1,024 29 11.94 976 24 9.82
Non-interest-bearing deposits
1,149,654 -
-
801,591 -
-
Cost of funds
4,882,956
$
6,129
0.50%
5,009,273
$
6,156
0.49%
Other liabilities
48,160 30,948
Stockholders’ equity
614,541 633,417
Total liabilities and stockholders’ equity
$ 5,545,657 $ 5,673,638
Net interest income - tax-equivalent (2) $
47,519
$
43,062
Net interest spread - tax-equivalent (2) 3.48% 3.10%
Net interest margin - tax-equivalent (2) 3.52% 3.14%
(1)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.
(2)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(3)
Loans, net of unearned income include non-accrual loans of $28 million and $55 million as of June 30, 2022 and 2021, respectively.
(4) Loan interest income includes loan fees of $3 million and $5 million for the three months ended June 30, 2022 and 2021, respectively.

Six Months Ended
June 30, 2022 June 30, 2021
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(1)
Average Balance
Interest Income /
Expense
Average Yield /
Rate
(1)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 220,783
$
2,487
2.26%
$ 209,730
$
1,947
1.86%
Securities - tax-exempt (2)
543,873 9,120
3.35
464,208 8,286
3.57
Interest-bearing deposits in other banks
253,771 521
0.41
429,930 238
0.11
Gross loans, net of unearned income
(3)(4)
4,385,664 90,055
4.14
4,457,792 87,604
3.96
Total interest-earning assets (2)
5,404,091
$
102,183
3.81%
5,561,660
$
98,075
3.55%
Allowance for credit losses
(57,324) (77,552)
Other non-interest-earning assets
207,881 251,450
Total assets
$ 5,554,648 $ 5,735,558
Interest-bearing liabilities
Transaction deposits
$ 546,982
$
596
0.22%
$ 690,514
$
677
0.20%
Savings and money market deposits
2,318,415 4,716
0.41
2,403,318 4,495
0.38
Time deposits
573,503 2,931
1.03
920,307 5,406
1.18
Total interest-bearing deposits
3,438,900 8,243
0.48
4,014,139 10,578
0.53
FHLB and short-term borrowings
280,883 2,477
1.78
289,039 2,566
1.79
Trust preferred securities, net of fair value adjustments
1,018 56 11.11 971 48 9.89
Non-interest-bearing deposits
1,153,499 -
-
766,725 -
-
Cost of funds
4,874,300
$
10,776
0.44%
5,070,874
$
13,192
0.52%
Other liabilities
46,312 35,017
Stockholders’ equity
634,036 629,667
Total liabilities and stockholders’ equity
$ 5,554,648 $ 5,735,558
Net interest income - tax-equivalent (2) $
91,407
$
84,883
Net interest spread - tax-equivalent (2) 3.37% 3.03%
Net interest margin - tax-equivalent (2) 3.41% 3.07%
(1)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.
(2)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(3)
Loans, net of unearned income include non-accrual loans of $28 million and $55 million as of June 30, 2022 and 2021, respectively.
(4)
Loan interest income includes loan fees of $7 million and $9 million for the six months ended June 30, 2022 and 2021, respectively.

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
change in volume).
Three Months Ended Six Months Ended
June 30, 2022 over 2021 June 30, 2022 over 2021
Average Volume Yield/Rate Net Change (1) Average Volume Yield/Rate Net Change (1)
(Dollars in thousands)
Interest Income
Securities - taxable $
67
$
201
$
268
$
107
$
433
$
540
Securities - tax-exempt (2)
643 (221) 422 987 (153) 834
Interest-bearing deposits in other banks
(84) 343 259 (132) 415 283
Gross loans, net of unearned income
287 3,194 3,481 (1,434) 3,885 2,451
Total interest income (2) $
913
$
3,517
$
4,430
$
(472)
$
4,580
$
4,108
Interest Expense
Transaction deposits $
(86)
$
147
$
61
$
(151)
$
70
$
(81)
Savings and money market deposits
(46) 808 762 (163) 384 221
Time deposits
(827) (114) (941) (1,840) (635) (2,475)
Total interest-bearing deposits
(959) 841 (118) (2,154) (181) (2,335)
FHLB and short-term borrowings
179 (93) 86 (71) (18) (89)
Trust preferred securities, net of fair value adjustments
1 4 5 2 6 8
Total interest expense
(779) 752 (27) (2,223) (193) (2,416)
Net interest income (2) $
1,692
$
2,765
$
4,457
$
1,751
$
4,773
$
6,524
(1)

The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
(2)

Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
Interest income -

Interest income increased for the three-

and six-month periods ended June 30, 2022 compared to the same periods in 2021 driven by higher interest rates. The yield
on taxable securities benefited from a slowdown in mortgage-backed securities (“MBS”) prepayments

that reduced the premium amortization on MBS by $265 thousand and $509
thousand for the three-

and six-month periods ended June 30, 2022, respectively.

The loan yield for the three-month period ended June 30, 2022, benefited from

$492 thousand in
interest income related to recoveries of interest income and loans placed back on accrual status. Loan yields for the three- and six-month periods ended June 30,

2022 compared to
the corresponding periods in 2021 were partially offset by lower PPP loan fees of $1.7 million and $3.2 million,

respectively.
Average earning assets totaled $5.4 billion for the three- and six-month periods ended June 30, 2022, a decrease of $92 million or 2% and $158 million or 3%, respectively from the
same periods in 2021. The decrease was driven by a reduction of $210 million and $176 million in average interest-bearing deposits in other banks for the three-

and six-month
periods ended June 30, 2022 compared to the corresponding periods in

2021.

Interest expense

- Interest expense declined for the three-

and six-month periods ended June 30, 2022 compared to the same periods in 2021 as higher-rate time deposits continued
to mature,

decreasing the cost of time deposits. In addition, the Company was able to lag the rising interest rate environment with a limited impact to liquidity.

Average interest-bearing

deposits for the three-

and six-month periods ending June 30, 2022 decreased $517 million or 13% and $575 million or 14% compared to the same period in
the prior year, respectively.

The decline was partially offset by a $348 million or 43% and $387 million or 50% increase in non-interest-bearing deposits for the three-

and six-month
periods ended June 30, 2022 compared to the corresponding periods in

2021.

Net interest income

- Net interest income increased for the three-

and six-month periods ended June 30, 2022 compared to the same periods in 2021 driven by interest-earning assets
repricing quicker than the cost of interest-bearing liabilities as variable rate loans tied to 30-day London Interbank Offered Rate (“LIBOR”) and Secured

Overnight Financing Rate
(“SOFR”) rates were rising faster than the Company’s deposit rates that are typically adjusted when the federal funds rate changes.

The Company currently anticipates net interest
margin to stay in the upper end of the range that the Company has experienced in 2022 because of the Company’s variable-rate assets and the rising rate environment,

although
deposit migration and remaining pressure on loan pricing are expected to be headwinds.

Impact of Transition Away from LIBOR
The Company had $897 million in loans tied to LIBOR at June 30, 2022. Starting in October 2021, the Company began limiting loans originated using the LIBOR index.

For
current borrowers, the Company is modifying loan document language to account for the transition away from LIBOR as loans renew or originate. The Company plans to replace
LIBOR-based loans with the Secured Overnight Financing Rate (“SOFR”). At June 30, 2022, the Company

had approximately $537 million in loans tied to SOFR. The Company adopted Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation

of the Effects of Reference Rate Reform on Financial Reporting” in 2020.
The ASU allows the Company to recognize the modification related to LIBOR as a continuation of the old contract,

rather than a cancellation of the old contract resulting in a write-
off of unamortized fees and creation of a new contract.
Non-Interest Income
For the Quarter Ended
For the Six Months Ended
June 30,

March 31,

December 31,

September 30,

June 30,

June 30,

June 30,

2022 2022 2021 2021 2021 2022 2021
(Dollars in thousands)
Total non-interest income (expense) $
4,201
$
4,942
$
4,796
$
(1,105)
$
5,825
$
9,143
$
9,969
Non-interest income (expense) to average assets (1) 0.30% 0.36% 0.34% (0.08) % 0.41% 0.33% 0.35%
(1) Interim periods annualized.

The components of non-interest income were as follows for the periods shown:
Three Months Ended Six Months Ended
June 30,

June 30,

Change Change
2022 2021 $ % 2022 2021 $ %
(Dollars in thousands)
Service charges and fees on customer accounts $
1,546
$
1,177
$
369
31% $
2,954
$
2,134
$
820
38%
Realized losses on available-for-sale securities
(12) (13) 1
(8)
(38) (3) (35)
1,167
Unrealized gains (losses), net on equity securities
(71) 6 (77)
(1,283)
(174) (33) (141)
427
Income from bank-owned life insurance
407 2,245 (1,838)
(82)
795 2,661 (1,866)
(70)
Swap fees and credit valuation adjustments, net
12 (30) 42
(140)
130 125 5
4
ATM and credit card interchange income
1,521 1,506 15
1
4,185 3,834 351
9
Other non-interest income
798 934 (136)
(15)
1,291 1,251 40
3
Total non-interest income $
4,201
$
5,825
$
(1,624)
(28) % $
9,143
$
9,969
$
(826)
(8) %
The changes in non-interest income were driven primarily by the following:
Service charges and fees on customer accounts

- This category includes account analysis fees offset by a customer rebate program. The increase for the three-

and six-month
periods ended June 30, 2022 compared to the corresponding periods in 2021 was driven primarily by a $352 thousand and $783 thousand increase, respectively,

in account analysis
fees due to customer growth, an increase in outstanding balances,

and adjustments to the Company’s fee structure.
Income from bank-owned life insurance (“BOLI”)
– The decline in BOLI income related to the recognition of $1.8 million in tax-free death benefits from a BOLI policy during
the quarter ended June 30, 2021 compared to $0 such proceeds for the three-

and six-month periods ended June 30, 2022.
ATM and credit card interchange income

- The increase in ATM and credit card interchange income for the three- and six-month periods ended June 30, 2022 compared to the
same periods

in 2021 was driven by customer growth, partially offset by a $334 thousand and $331 thousand decrease in credit card interest income,

respectively, associated with
customers that mobilized their workforce during the COVID-19 pandemic in 2021.

Other non-interest income

– The decrease in other non-interest income for the three-month period ended June 30, 2022 compared to the same period in 2021 was primarily related to $120 thousand in multiple state employment incentives received in the second quarter of 2022 compared

to $243 thousand in the second quarter of 2021. For the six-month periods ended June 30, 2022 and 2021, multiple state employment incentives recognized were $246 thousand and $243 thousand, respectively.

Non-Interest Expense
For the Quarter Ended
For the Six Months Ended
June 30,

March 31,

December 31,

September 30,

June 30,

June 30,

June 30,

2022 2022 2021 2021 2021 2022 2020 (1)
(Dollars in thousands)
Total non-interest expense $
29,203
$
27,666
$
26,715
$
24,036
$
25,813
$
56,869
$
48,631
Non-interest expense to average assets (1) 2.11% 2.02% 1.93% 1.76% 1.82% 2.06% 1.71%
(1)

Interim periods annualized.
The components of non-interest expense were as follows for the periods indicated:
Quarter Ended Six Months Ended
June 30,

June 30,

Change Change
2022 2021 $ % 2022 2021 $ %
(Dollars in thousands)
Salary and employee benefits $
17,095
$
15,660
$
1,435
9% $
35,036
$
29,213
$
5,823
20%
Occupancy
2,622 2,397 225
9
5,115 4,891 224
5
Professional fees
1,068 1,138 (70)
(6)
1,873 1,920 (47)
(2)
Deposit insurance premiums
713 917 (204)
(22)
1,450 2,068 (618)
(30)
Data processing
1,160 720 440
61
1,972 1,436 536
37
Advertising
757 435 322
74
1,449 738 711
96
Software and communication
1,198 1,034 164
16
2,468 2,099 369
18
Foreclosed assets, net
15 665 (650)
(98)
(38) 715 (753)
(105)
Other non-interest expense
4,575 2,847 1,728
61
7,544 5,551 1,993
36
Total non-interest expense $
29,203
$
25,813
$
3,390
13% $
56,869
$
48,631
$
8,238
17%
The changes in non-interest expense were driven primarily by the following:
Salary and Employee Benefits

- Salary and employee benefit costs increased for the three-

and six-month periods ended June 30, 2022 compared to the same periods in 2021 primarily due to the impact of continued hiring for production talent in a competitive environment, annual merit increases, and an increase related to a change in the maximum
401(k) plan match from 3.5% in 2021 to 5.0% in 2022.

For three-month period ended June 30, 2022 compared to the same period in 2021, the increase was partially offset by a $465 thousand decline in stock-based compensation.
For the six-month period ended June 30, 2022 compared to the same period in

2021, the increase included larger expected payouts on performance

-based awards and higher taxes
and benefits due to incentive payouts.
Occupancy

– The increase in occupancy costs was driven by the Company’s expansion into Arizona in July 2021 and the addition of a second location in Dallas, Texas.

Deposit Insurance Premiums

- The FDIC uses a risk-based premium system to calculate the quarterly fee. Our premium costs decreased for the three- and six-month periods ended
June 30, 2022 compared to the same periods

in 2021 as a result of asset balance changes,

changes in asset quality and changes in capital ratios. We currently anticipate deposit insurance premiums will increase over the next quarter because of expected loan growth and the common stock repurchase program.

Data Processing

– The increase in data processing costs was driven primarily by increased costs associated with the Company's digital client interface conversion.
Advertising

- The increase in advertising costs was driven by increased in-person events for the three- and six-month periods ended June 30, 2022 compared to the same periods in
2021 because of COVID-19 pandemic restrictions being lifted.
Software and Communication

- The increase was driven by our continued strategy to invest in technologies that allow us to cover beginning-to-end loan originations, provide
customers with a suite of online tools and analyze operational trends. In addition to the growing number of technologies implemented, a portion of the increase in costs was due to
our growth. We currently

anticipate our software and communication costs to continue to increase in 2022 as we continue adding and implementing new software products that improve our customers’

experience.
Foreclosed Assets, net

– The decrease was due to a $630 thousand write-down in value of a commercial use facility foreclosed upon in 2020 during the three-month period ended
June 30, 2021.

Other Non-interest Expense
- Other non-interest expense increased for the three-

and six-month periods ended June 30, 2022 compared to the same periods in 2021 driven by $1.1
million in employee separation costs. In addition, commercial card costs increased $225 thousand for the six-month period ended June 30, 2022 compared to the same period in 2021
as a result of increased use by current customers and customer growth.

Income Taxes

For the Quarter Ended
For the Six Months Ended
June 30,

March 31,

December 31,

September 30,

June 30,

June 30,

June 30,

2022 2022 2021 2021 2021 2022 2021
(Dollars in thousands)
Income tax expense $
4,027
$
4,188
$
5,725
$
5,660
$
3,263
$
8,215
$
6,171
Income before income taxes
19,572 21,016 26,526 26,660 18,840 40,588 33,783
Effective tax rate 21% 20% 22% 21% 17% 20% 18%
Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, including
BOLI and tax-exempt municipal securities;

state tax credits;

and permanent tax differences from equity-based compensation. Refer to

“Note 10: Income Tax” within the Notes to
Condensed Consolidated Financial Statements (unaudited) for a reconciliation of the statutory rate to the Company’s

actual income tax expense.
During the three- and six-month periods

ended June 30, 2022, the Company’s effective tax rate benefited from permanent tax differences related to tax-exempt interest.
During the three- and six-month periods

ended June 30, 2021, the Company benefited from permanent tax differences related to tax-exempt interest and $2 million in BOLI
settlement benefits that reduced income taxes by $387 thousand and reduced the effective tax rate by approximately 2%.

We currently anticipate the Company’s effective tax rate to remain within the 20% to 23% range in the near term.

Analysis of Financial Condition
Securities Portfolio
The securities portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objective of the
investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity, and meet pledging and
regulatory capital requirements. As of June 30, 2022, available-for-sale investments totaled $696 million, a decrease of $50 million from
December 31, 2021.

The decline in the securities portfolio was driven by a $98 million decline in the unrealized gain (loss) on available-for-sale
securities. The decline was partially offset by the purchase of $41 million in tax-exempt municipal securities and $31 million in
mortgage-backed securities.

The Company currently anticipates continuing to grow the securities portfolio in proportion to the growth
of the balance sheet. For additional information, see “Note 3: Securities” in the Notes to

Condensed Consolidated Financial Statements
(unaudited).

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Credit Losses” within the Notes to Condensed Consolidated Financial Statements (unaudited)

for additional information
regarding the Company’s loan portfolio. As of June 30, 2022, gross loans, net of unearned fees increased $272 million or 6% from December 31, 2021 and was driven by the
following:
Commercial and Industrial

- The $31 million or 5% decline in commercial loans was driven by $49 million of PPP forgiveness.

As of June 30, 2022, $14 million of PPP loans
remained outstanding.

Commercial and Industrial Lines of Credit

- The $170 million or 28% increase in commercial lines of credit was driven by approximately

$126 million in loan originations and an
increase in the line of credit utilization rates from 44% to 47%.

Energy

- Our energy portfolio decreased $46 million or 16% from December

31, 2021 primarily due to $43 million in loans paying off.

Commercial Real Estate

- The $157 million or 12% increase was driven by $312 million in loan originations, partially offset by $145 million in payoffs.
The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
  As of June 30, 2022
Due in One Year or Less
Due in One Year through
Five Years
Due in Five Year through
Fifteen Years Due after Fifteen Years
Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Total
(Dollars in thousands)
Commercial and industrial $ 15,571 $ 29,527 $ 283,848 $ 352,124 $ 42,930 $ 68,742 $ 19,669 $ - $ 812,411
Commercial and industrial
lines of credit 52,195 303,078 19,620 396,523 15,368 880 - - 787,664
Energy 33 52,364 9,905 170,698 - - - - 233,000
Commercial real estate 43,562 216,978 413,908 378,706 165,949 202,118 - 14,672 1,435,893
Construction and land
development 16,308 38,083 54,881 403,022 16,905 21,255 1,293 32,668 584,415
Residential real estate 2,685 198 12,105 1,608 81,011 2,016 1,357 270,357 371,337
Multifamily real estate 18,999 74,304 45,958 98,137 5,021 7,222 - - 249,641
Consumer 5,534 19,437 3,002 4,081 - 20,062 - 1,757 53,873
Total $ 154,887 $ 733,969 $ 843,227 $ 1,804,899 $ 327,184 $ 322,295 $ 22,319 $ 319,454 $ 4,528,234
Provision and Allowance for

Credit Losses
The Company implemented the CECL model as of January 1, 2022. Refer to “Note 1: Nature of Operations and

Summary of Significant Accounting Policies” and “Note 4:
Loans and Allowance for Credit Losses” within the Notes to Condensed Consolidated Financial Statements (unaudited)

for details regarding the transition, including the impact to the financial statements. The CECL model compared to the incurred loss model may accelerate the provision for credit losses if the Company’s loan portfolio continues to grow. In addition, positive (negative) forward-looking indicators may decrease

(increase) the required provision for credit losses.

The ACL at June 30, 2022 represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-balance sheet commitments, measured over the
contractual life of the underlying instrument.
For the Quarter Ended For the Six Months Ended
June 30,

March 31,

December 31,

September 30,

June 30,

June 30,

June 30,

2022 2022 2021 2021 2021 2022 2021
(Dollars in thousands)
Provision for credit losses (1)

- loans
$ 1,690 $ (316) $ (5,000) $ (10,000) $ 3,500 $ 1,374 $ 11,000
Provision for credit losses (1)

- off-balance sheet
445 (309) N/A N/A N/A 136 N/A
Allowance for credit losses (2)

- loans
55,817 55,231 58,375 64,152 75,493 55,817 75,493
Allowance for credit losses (2)

- off-balance sheet
5,320 4,875 N/A N/A N/A 5,320 N/A
Net charge-offs $ 1,104 $ 1,081 $ 777 $ 1,341 $ 2,558 $ 2,185 $ 10,802
(1)
Prior to March 31, 2022, this line represents the provision for loan losses
(2)
Prior to March 31, 2022, this line represents the allowance for loan and lease losses
January 1, 2022, the adoption date, is presented below instead of December

31, 2021 for comparability purposes. The allocation in one portfolio segment does not preclude its
availability to absorb losses in other segments. The table below presents the allocation of the allowance for credit losses as of the dates indicated:

June 30, 2022 January 1, 2022
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans Loans
Off-
Balance
Sheet Total Loans
Off-
Balance
Sheet Total
(Dollars in thousands)
Commercial and industrial $ 10,920 $ 63 $ 10,983 18% 18% $ 10,139 $ 107 $ 10,246 17% 20%
Commercial and industrial
lines of credit 11,267 - 11,267 19 17 8,866 44 8,910 14 14
Energy 6,428 470 6,898 11 5 9,190 265 9,455 15 7
Commercial real estate 17,042 657 17,699 29 32 18,933 711 19,644 32 30
Construction and land
development 3,918 4,016 7,934 13 13 3,666 3,914 7,580 12 14
Residential real estate 3,134 4 3,138 5 8 3,046 5 3,051 5 8
Multifamily real estate 2,427 109 2,536 4 6 2,465 137 2,602 4 6
Consumer 681 1 682 1 1 323 1 324 1 1
Total $ 55,817 $ 5,320 $ 61,137 100% 100% $ 56,628 $ 5,184 $ 61,812 100% 100%
Refer to “Note 4: Loans and Allowance for Credit Losses” within the Notes to the Condensed Consolidated Financial

Statements (unaudited) for a summary of the changes in
the ACL. Provided below is additional information regarding changes to the ACL:
Impaired Loans:
For the three-

and six-month periods ended June 30, 2022, the impaired loan reserve decreased $2.2 million and $5.2 million, respectively.

The decrease included a previously
restructured commercial real estate loan with improved cash flow metrics that resulted in a $1 million reduction in the required reserve and two energy loans that were partially
charged-off that decreased the required reserve by $790 thousand. For the six-month period ended June 30, 2022, the change included a commercial real estate loan with an improved
collateral valuation that resulted in a $1 million reduction in the required reserve,

a $628 thousand decline related to a commercial real estate loan charged down and two energy
loans that paid down their outstanding balance, resulting in a $1 million decrease to the required reserve.
Charge-offs and Recoveries:
Net charge-offs were $1 million and $2 million for the three- and six-month periods ended June 30, 2022, respectively. For the three-month period ended June

30, 2022
charge-offs included $2.9 million related to two collateral-dependent energy loans, $750 thousand related to a collateral-dependent medical practice,

$582 thousand related to a
commercial and industrial, SBA loan originated in 2018, and $217 thousand related to a junior lien on a residential real estate loan. Recoveries included $1.6 million related to a commercial real estate loan charged-off in 2020 and $1.7 million related to a commercial and industrial line of credit charged-off in 2020.

For the six-month period ended June 30, 2022, charge-offs also included

$1.2 million related to a commercial and industrial line of credit that originated in 2018 and started to
deteriorate at the end of 2021, a $1 million charge-off related to an energy loan originated in 2016 that was significantly impacted by lower oil prices over the past few years, and a

$750 thousand charge-off on a commercial real estate project that originated in

2017 and started to deteriorate in 2020. Charge-offs were partially offset primarily by a $1.8 million
recovery on an energy loan that was charged-off in 2020.

During the three months ended June 30, 2021, charge-offs primarily related to a commercial and industrial borrower. The $3 million charged-off was greater than the reserved balance in the Allowance for Loan and Lease Loss at December 31, 2020 resulting in a $2 million increase in the provision during the three- and six-month periods ended June 30,
2021.
During the three-months ended March 31, 2021, charge-offs primarily related to two commercial and industrial borrowers that were unable to support their debt obligations.
The $8 million charged-off was greater than the reserved balance in the allowance for loan losses at December 31, 2020 resulting in a $5 million increase in the provision during the
quarter ended March 31, 2021.
The below table provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:
For the Quarter Ended For the Six Months Ended
June 30,

March 31,

December 31,

September 30,

June 30,

June 30,

June 30,

2022 2022 2021 2021 2021 2022 2021
Commercial and industrial 0.28% (0.27) % 0.27% 0.04% - % 0.01% 0.02%
Commercial and industrial lines of credit (0.56) 0.76 0.04 0.62 2.20 0.06 4.57
Energy 4.77 (1.02) 0.68 0.64 - 1.72 -
Commercial real estate (0.45) 0.34 - - - (0.07) -
Construction and land development - - - - - - -
Residential real estate 0.21 - (0.32) - - 0.11 -
Multifamily real estate - - (0.06) (0.01) - - -
Consumer - 0.05 (0.01) (0.03) (0.04) 0.03 0.11
Total net charge-offs to average loans 0.10% 0.10% 0.07% 0.13% 0.23% 0.10% 0.49%
Non-performing Assets and

Other Asset Quality Metrics
Non-performing assets include: (i) non-performing loans - includes non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under
TDRs that are not performing in accordance with their modified terms; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired debt securities.
Non-performing assets decreased to $31 million as of June 30, 2022 due to a $5 million decrease in non-accrual loans. The decline was driven by $4 million in charge

-offs on
non-accrual loans.

Improvements in credit metrics continue to be driven by upgrades in COVID-19 impacted segments and the energy portfolio.
Non-performing assets increased slightly to $36 million or 0.64% of total assets as of March 31, 2022

primarily due to an $11 million, previously identified substandard commercial and industrial line of credit. The increase was partially offset by a $7 million decline in non-accrual energy loans due to $1 million in charge-offs, $3 million in payoffs
and $3 million in loans placed back on accrual status. As of March 31, 2022, 25% of non-performing assets remained in the energy sector.
During 2021, non-performing assets continued to decrease due primarily to upgrades and pay offs in the commercial and industrial and energy portfolios. As of December 31,
2021, 49% of non-performing assets related to energy credits that were significantly impacted by lower oil prices over the past few years.

Credit quality metrics were generally stable during the second quarter of 2022,

reflecting consistency with the prior quarter and significant improvement over the prior year.
The table below summarizes our non-performing assets and related ratios as of the dates indicated:
For the Quarter Ended
June 30,

March 31,

December 31,

September 30,

June 30,

2022 2022 2021 2021 2021
(Dollars in thousands)
Non-accrual loans $
27,698
$
33,071
$
31,432
$
48,147
$
54,652
Loans past due 90 days or more and still accruing
2,163 1,534 90 342 1,776
Total non-performing loans 29,861 34,605 31,522 48,489 56,428
Foreclosed assets held for sale 973 973 1,148 1,148 1,718
Total non-performing assets $ 30,834 $ 35,578 $ 32,670 $ 49,637 $ 58,146
ACL to total loans 1.23% 1.27% 1.37% 1.51% 1.78%
ACL + RUC to total loans
(1)
1.35 1.38

N/A

N/A

N/A

ACL to non-accrual loans 202 167 186 133 138
ACL to non-performing loans 187 160 185 132 134
Non-accrual loans to total loans 0.61 0.76 0.74 1.13 1.29
Non-performing loans to total loans 0.66 0.79 0.74 1.15 1.33
Non-performing assets to total assets 0.54% 0.64% 0.58% 0.92% 1.09%
(1) Includes the ACL on off-balance sheet credit exposure that resulted from CECL adoption on January 1, 2022.
Other asset quality metrics management reviews include loans past due

30 - 89 days and classified, gross loans. The Company defines classified loans as loans categorized as
substandard - performing, substandard – non-performing,

doubtful, or loss. The definitions of substandard, doubtful and loss are provided in “Note 4: Loans and Allowance for
Credit Losses” in the Notes to Condensed Consolidated Financial Statements (unaudited).

The following table summarizes our loans past due 30 - 89 days, classified assets,

and
related ratios as of the dates indicated:

June 30,

March 31,

December 31,

September 30,

June 30,

2022 2022 2021 2021 2021
(Dollars in thousands)
Loans Past Due Detail
30 - 59 days past due $
15,700
$
14,815
$
1,671
$
3,072
$
18,758
60 - 89 days past due 935 1,135 1,858 34,528 10
Total loans 30 - 89 days past due $
16,635
$
15,950
$
3,529
$
37,600
$
18,768
Loans 30 - 89 days past due / loans 0.37% 0.37% 0.08% 0.89% 0.44%
Classified Loans
Substandard - performing $
52,759
$
40,257
$
47,275
$
75,999
$
116,078
Substandard - non-performing
25,530 30,619 28,879 45,063 49,300
Doubtful
2,144 2,451 2,554 3,084 5,352
Loss
- - - - -
Total classified loans
80,433 73,327 78,708 124,146 170,730
Foreclosed assets held for sale
973 973 1,148 1,148 1,718
Total classified assets $ 81,406 $ 74,300 $ 79,856 $ 125,294 $ 172,448
Classified loans / (total capital + ACL) 12.1% 10.8% 10.8% 17.3% 24.0%
Classified loans / (total capital + ACL + RUC) (1) 12.0 10.7

N/A

N/A

N/A

Classified assets / (total capital + ACL) 12.3% 11.0% 11.0% 17.5% 24.2%
(1)
Includes the ACL on off-balance sheet credit exposure that resulted from CECL adoption on January 1, 2022.
The increase in loans past due between 30 and 89 days as of June 30, 2022 was primarily driven by the 4% loan growth from the previous quarter.

Loans past due between 30
and 89 days to loans remained at 0.37% compared to the prior quarter. Classified loans increased slightly during the second quarter attributable to downgrades in the commercial and
industrial portfolio,

but remained in an acceptable range at 12.1% of total capital plus the allowance for credit losses.
The increase in loans past due between 30 and 89 days as of March 31, 2022 was primarily driven by an $11 million commercial and industrial line of credit. In the first
quarter of 2022, we experienced improvement in our classified loan totals as classified loans decreased 7% during the quarter to $73 million. Classified totals in the energy portfolio
decreased 24% to $16 million compared to the prior quarter and represent ed 22% of total classified loans.

Deposits and Other Borrowings
The following table sets forth the maturity of time deposits as of June 30, 2022:
As of June 30, 2022
Three Months

or Less
Three to Six Months
Six to Twelve
Months
After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $
88,627
$
39,662
$
35,927
$
16,959
$
181,175
Time deposits below FDIC insurance limit
214,311 144,247 131,539 61,799 551,896
Total $
302,938
$
183,909
$
167,466
$
78,758
$
733,071
At June 30, 2022, our deposits totaled approximately $5 billion, an increase of $61 million or 1% from December 31, 2021. The increase included $109 million in time deposits,
partially offset by a decrease of $48 million in money market, NOW and savings deposits. The increase in time deposits was the result of $221 million in wholesale funding to support
current and expected loan growth through the end of 2022. The wholesale deposits have an average term of five months. The decrease in money market, NOW,

and savings deposits
was driven by a decline in business money market deposits due to competition.
Other borrowings include Federal Home Loan Bank (“FHLB”) advances and our trust preferred security. At June

30, 2022, other borrowings totaled $298 million, a $60 million or 25% increase from December 31, 2021. During the six-month period ended June 30, 2022, $15 million of FHLB advances matured and $65 million was converted into a drawdown
on the FHLB line of credit. The Company withdrew an additional $75 million on the

FHLB line of credit to support loan growth and changes in deposits, resulting in $140 million on the FHLB line of credit at June 30, 2022.
As of June 30, 2022, the Company had approximately $2.3 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used
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
June 30, 2022 December 31, 2021
(Dollars in thousands)
Total on-balance sheet liquidity $
971,874
$
1,224,253
Total off-balance sheet liquidity
740,131 732,748
Total liquidity $
1,712,005
$
1,957,001
On-balance sheet liquidity as a percent of assets 17% 22%
Total liquidity as a percent of assets 30% 35%
For the six-months ended June 30, 2022, the Company’s cash and cash equivalents declined $205

million from December 31,
2021 to $278 million, representing 5% of total assets. During the six-month period ended June 30, 2022, the Company increased the
AFS securities portfolio on an amortized cost basis by $48 million, net of paydowns,

maturities, and amortization, to improve the yield
on interest-earning assets. In addition, the Company increased loan funding by $274 million, net of payoffs and charge-offs during the
six-month period ended June 30, 2022 that reduced cash and cash equivalents.

The Company’s time deposits increased by $109 million primarily from wholesale funding. The increase in time deposits was
partially offset by a $48 million reduction in non-interest-bearing deposits, savings, and money market deposits as the Company’s larger depositors re-allocated their investments and made tax payments. Other borrowings increased $60 million during the six-month period
ended June 30, 2022, as $15 million of FHLB advances matured and $75 million was drawn down on the FHLB line of credit.

The Company continued its repurchase program, purchasing $20 million of common stock during the first six months of 2022. As of June 30, 2022, $31 million remains available for repurchase under our share repurchase programs. We will continue to repurchase shares under our share repurchase program, but the amount and timing of such repurchases will be dependent on a number of factors,

including the price of our common stock and other cash flow needs. There is no assurance that we will repurchase up to the full amount
remaining under our program.

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
Regulatory Matters” in the Notes to Condensed Consolidated Financial Statements

(unaudited) for additional information. Management
believes that as of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
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

10-K.

On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326):

Measurement of
Credit Losses on Financial Instruments. Refer to “Note 1: Nature of

Operations and Summary of Significant Accounting Policies” and
“Note 4: Loans and Allowance for Credit Losses” within the Notes to Condensed Consolidated Financial Statements (unaudited)

for
information regarding the Company’s ACL implementation and the ACL process. Determining the appropriateness of the ACL is
complex and requires judgment by management about the effect of matters that are inherently uncertain. These critical estimates include
significant use of the Company’s historical data and complex methods to interpret them.

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

A cohort balance declines due to modifications, renewals, and paydowns. The Company requires the remaining cohort
balance to be less than 15% of its original cohort balance before being included in the historical loss factor. The 15%
represents the exhaustion rate. Changes to the assumed exhaustion rate could increase or decrease the historical loss rates

based on the timing of charge-offs, net of recoveries. For example, an exhaustion rate of 50% on the commercial and
industrial segment would have reduced the required ACL by approximately $3 million for the three-month period ended
June 30, 2022.
◾ Forward looking factors

– The Company uses the Federal Reserve Bank’s unemployment rate forecast to adjust expected losses based on an economic outlook. The Company’s current methodology increases the ACL one basis point
for each 1% increase in the average unemployment rate forecast. As of June 30, 2022, a 1% increase in the average unemployment rate would increase the ACL by approximately $453 thousand.
◾ Changes in the assumed utilization rate of off-balance sheet commitments

– The Company uses a 12-month
historical utilization rate for all loan segments, excluding construction and development loans that use a higher
utilization rate. An ACL

on off-balance sheet commitments is required if the end of period utilization rate is less than the
12-month historical utilization rate. For example, a 1% decrease in the utilization rate of commercial and industrial lines
of credit at June 30, 2022 would not impact the required ACL, because the utilization rate would remain above the average utilization rate. However, if the utilization rate decreased 3% it would increase the required ACL by $236
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
June 30, 2022 June 30, 2021
Change in Interest
Rate (Basis Points)
Percent change in net
interest income
Percent change in fair
value of equity
Percent change in net
interest income
Percent change in fair
value of equity
+300
6.4% (9.2) % 2.9% (10.0) %
+200
4.1 (5.8) 1.4 (6.5)
+100
2.0 (3.0) 0.1 (3.3)
Base
-
%
-
%
-
%
-
%
-100
(2.7) 2.7 NA (1) NA (1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
Hypothetical Change in Interest Rate - Rate Ramp
June 30, 2022 June 30, 2021
Change in Interest Rate

(Basis Points)
Percent change in net interest
income
Percent change in net interest
income
+300 3.1% 0.9%
+200 2.0 0.2
+100 1.0 (0.3)
Base - % - %
-100 (1.1) NA
(1)
(1)

The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.

The Company’s position is slightly asset sensitive as of June 30, 2022. The hypothetical positive change in net interest income as
of June 30, 2022 in an up 100 basis point shock is mainly due to approximately

$3.5 billion of the Company’s earning assets repricing or
maturing within the first year, with $2.9 billion of that being in the first 90 days

.

In addition, $871 million of the Company’s time
deposits and other borrowings mature or reprice within that same 12-month period. Due to rising interest rates a significant portion of loans with floors have moved above the floor rate. The Company currently anticipates that overall cost of funds will lag interest rate
increases and will result in an increase to net interest income in all upward rate ramp and shock scenarios. In down rate scenarios,
income is predicted to decrease. The Company is monitoring longer term interest rate expectations and is evaluating options to reduce
the impact of any downward rate adjustments, including the use of hedges.

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

(as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and
Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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
Exchange Act) that occurred during the second quarter of 2022 has materially affected, or is reasonably likely to materially affect, the
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

There were no material changes from the risk factors disclosed in the 2021 Form

10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three-months ended June 30, 2022:
Calendar Month
Total Number of
Shares
Repurchased
Average Price
Paid per
Share
Total Number of Shares
Purchased as Part of
Publicly Announced Plans
or Programs (1)
Approximate Dollar Value of Shares that
may yet be Purchased as Part of
Publicly Announced Plans or
Programs (1)
April 1 - 30 82,580 $ 15.76 82,580 $ 3,587,329
May 1 - 31 - $ - - $ 33,587,329
June 1 - 30 155,413 $ 13.41 155,413 $ 31,499,143
Total 237,993 $ 14.23 237,993
(1)

On October 18, 2021, the Company announced that its Board of Directors approved a share repurchase program under which the
Company may repurchase up to $30 million of its common stock. On May 10, 2022,

the Company announced that its Board of
Directors approved a second share repurchase program under which the Company may repurchase up to $30 million of its common
stock. As of June 30, 2022, $31 million remains available for repurchase under our share repurchase programs.

Repurchases under
the programs

may be made in the open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to
market conditions, applicable legal requirements and other relevant factors. The program

s

do not obligate the Company to acquire
any amount of common stock and may be suspended at any time at the Company's discretion.

No time limit has been set for
completion of the programs.

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
10.1
†
Amended and Restated Employment Agreement with W. Randall Rapp, effective July 1, 2022
31.1
*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
31.2
*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
32.1
**
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
August 3, 2022 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)