Form 10-Q
period 2022-09-30
CROSSFIRST BANKSHARES, INC.
filed 2022-11-08
CIK 1458412

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q

☒

QUARTERLY REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2022

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

☐

No

☒
As of November 7, 2022, the registrant had
48,617,780

shares of common stock, par value $0.01, outstanding.

CrossFirst Bankshares, Inc.
Form 10-Q for the Quarter Ended September 30, 2022
Index
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
40
Note 10: Income Tax
42
Note 11: Disclosures about Fair Value of Financial Instruments
43
Note 12: Commitments and Credit Risk
47
Note 13: Legal and Regulatory Proceedings
47
Note 14: Leases
47
Note 15: Warrants
49
Note 16: Subsequent Events
49
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter 2022 Highlights
50
Results of Operations
52
Net Interest Income
52
Non-Interest Income
56
Non-Interest Expense
57
Income Taxes
59
Analysis of Financial Condition
60
Securities Portfolio
60
Loan Portfolio
60
Provision and Allowance for Credit Losses
61
Non-performing Assets and Other Asset Quality Metrics
64
Deposits and Other Borrowings
67
Liquidity and Capital Resources
68
Critical Accounting Policies and Estimates
69
Item 3. Quantitative and Qualitative Disclosures about Market Risk
71
Item 4. Controls and Procedures
72
Part II. Other Information
Item 1. Legal Proceedings
72
Item 1A. Risk Factors
72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
73
Item 6. Exhibit Index
74
Signature
75

Forward-Looking Information
All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts
constitute forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as
“may,” “might,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,”

“will,” “anticipate,” “seek,” “estimate,” “intend,”
“plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,”

“annualized” and “outlook,” or the negative of these words or other comparable words or phrases of a future or forward-looking nature. For example,

our forward-looking statements include statements
regarding our expectations, opportunities or plans for growth; the proposed acquisition of Farmers & Stockmens Bank, the bank
subsidiary of Central Bancorp, Inc. (collectively, Farmers & Stockmens Bank and Central Bancorp, Inc. are herein referred to as
“Central”); our anticipated expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans.
Unless we state otherwise or the context otherwise requires, references below to “we,” “our,” “us,” and the “Company” refer to
CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst

Bank” and the “Bank” refer to CrossFirst Bank,
our wholly owned consolidated bank subsidiary.
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about
our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees
of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the
Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, without limitation: risks associated with the ongoing COVID-19 pandemic, decline in economic conditions in the United
States and the Company’s market areas, fluctuations in interest rates, business strategy execution, ability to manage growth and
expansion, new lines of business or new services, products or product enhancements, phase-out of the London Interbank Offered Rate
(LIBOR) and uncertainty relating to alternative reference rates, fluctuation of fair value of our investment securities, credit quality and risk, commercial and residential real estate values, hiring and retention of key personnel, funding availability, competition with other
entities that offer financial services, changes in liquidity requirements,

demand for loans in the Company’s market areas, changes in
accounting and tax principles, estimates made on income taxes, ability to keep pace with technological change, cybersecurity incidents
or other failures, disruptions or security breaches, fraud committed against the Company or our clients, failure of our third-party services providers, reputational risks, intellectual property infringement,

legislative and regulatory changes, risks inherent with proposed business acquisitions, such as the acquisition and integration of Farmers

& Stockmens Bank, and the failure to achieve projected
synergies; or other external events.

Additional discussion of these and other risk factors can be found in our Annual Report on Form 10-
K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange

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

See Notes to Condensed Consolidated Financial Statements (unaudited)

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2022 December 31, 2021
(1)
(Unaudited)
(Dollars in thousands)
Assets
Cash and cash equivalents
$
309,135
$
482,727
Available-for-sale securities - taxable
174,004
192,146
Available-for-sale securities - tax-exempt
482,523
553,823
Loans, net of unearned fees
4,677,646
4,256,213
Allowance for credit losses on loans (2)
55,864
58,375
Loans, net of the allowance for credit losses on loans
4,621,782
4,197,838
Premises and equipment, net
64,313
66,069
Restricted equity securities
9,277
11,927
Interest receivable
20,553
16,023
Foreclosed assets held for sale
973
1,148
Bank-owned life insurance
68,698
67,498
Other
97,719
32,258
Total assets $
5,848,977
$
5,621,457
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing $
1,113,934
$
1,163,224
Savings, NOW and money market
3,123,410
2,895,986
Time
750,171
624,387
Total deposits
4,987,515
4,683,597
Federal Home Loan Bank advances
205,349
236,600
Other borrowings
1,048
1,009
Interest payable and other liabilities
74,518
32,678
Total liabilities
5,268,430
4,953,884
Stockholders’ equity
Common stock, $
0.01

par value:
Authorized -
200,000,000

shares, issued -
53,018,448

and
52,590,015

shares at
September 30, 2022 and December 31, 2021, respectively
530
526
Treasury stock, at cost:
4,230,752

and
2,139,970

shares held at September 30, 2022 and December 31,
2021, respectively
(59,328)
(28,347)
Additional paid-in capital
529,646
526,806
Retained earnings
194,148
147,099
Accumulated other comprehensive (loss) income
(84,449)
21,489
Total stockholders’ equity
580,547
667,573
Total liabilities and stockholders’ equity $
5,848,977
$
5,621,457
(1)
The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all
disclosures required by accounting principles generally accepted in the

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
Three Months Ended Nine Months Ended
September 30, September 30,
2022 2021 2022 2021
(Dollars in thousands except per share data)
Interest Income
Loans, including fees $
59,211
$
42,664
$
149,266
$
130,268
Available-for-sale securities - taxable
1,119
803
3,250
2,423
Available-for-sale securities - tax-exempt
3,905
3,562
11,442
10,410
Deposits with financial institutions
1,193
121
1,714
359
Dividends on bank stocks
122
161
478
488
Total interest income
65,550
47,311
166,150
143,948
Interest Expense
Deposits
14,909
4,211
23,152
14,789
Fed funds purchased and repurchase agreements
9
-
83
3
Federal Home Loan Bank Advances
898
1,275
3,302
3,838
Other borrowings
39
24
94
72
Total interest expense
15,855
5,510
26,631
18,702
Net Interest Income
49,695
41,801
139,519
125,246
Provision for Credit Losses
(1)
3,334
(10,000)
4,844
1,000
Net Interest Income after Provision for Credit Losses
(1)
46,361
51,801
134,675
124,246
Non-Interest Income

Service charges and fees on customer accounts
1,566
1,196
4,520
3,330
Realized (losses) gains on available-for-sale securities
(4)
1,046
(43)
1,043
Unrealized gains (losses) on equity securities, net
(87)
(6,210)
(261)
(6,243)
Income from bank-owned life insurance
405
427
1,200
3,088
Swap fees and credit valuation adjustments, net
(7)
31
123
156
ATM and credit card interchange income
1,326
1,735
5,513
5,569
Other non-interest income
581
670
1,870
1,921
Total non-interest income
3,780
(1,105)
12,922
8,864
Non-Interest Expense
Salaries and employee benefits
18,252
15,399
53,288
44,612
Occupancy
2,736
2,416
7,851
7,307
Professional fees
580
618
2,453
2,538
Deposit insurance premiums
903
927
2,355
2,995
Data processing
877
700
2,849
2,136
Advertising
796
596
2,247
1,334
Software and communication
1,222
999
3,689
3,098
Foreclosed assets, net
9
(35)
(30)
680
Other non-interest expense
3,076
2,416
10,617
7,967
Total non-interest expense
28,451
24,036
85,319
72,667
Net Income Before Taxes
21,690
26,660
62,278
60,443
Income tax expense
4,410
5,660
12,625
11,831
Net Income $
17,280
$
21,000
$
49,653
$
48,612
Basic Earnings Per Share $
0.35
$
0.41
$
1.00
$
0.95
Diluted Earnings Per Share $
0.35
$
0.41
$
0.99
$
0.93
(1)
For the three-

and nine-months ended September 30, 2021, this line represents the provision for loan and lease losses. See further
discussion of this change in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Notes to
Condensed Consolidated Financial Statements (unaudited).

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
Three Months Ended Nine Months Ended
September 30, September 30,
2022 2021 2022 2021
(Dollars in thousands)
Net Income $
17,280
$
21,000
$
49,653
$
48,612
Other Comprehensive Loss
Unrealized loss on available-for-sale securities
(39,299)
(7,989)
(137,282)
(11,532)
Less: income tax benefit
(9,621)
(1,956)
(33,607)
(2,823)
Unrealized loss on available-for-sale securities
(29,678)
(6,033)
(103,675)
(8,709)
Reclassification adjustment for realized gains (losses) included in income
(4)
1,046
(43)
1,043
Less: income tax expense (benefit)

(1)
256
(11)
255
Less: reclassification adjustment for realized gain (loss) included in income, net of income tax
(3)
790
(32)
788
Unrealized loss on cash flow hedges
(7,076)
-
(3,036)
-
Less: income tax expense
(1,731)
-
(741)
-
Unrealized loss on cash flow hedges, net of income tax
(5,345)
-
(2,295)
-
Other comprehensive loss
(35,020)
(6,823)
(105,938)
(9,497)
Comprehensive Income (Loss) $
(17,740)
$
14,177
$
(56,285)
$
39,115

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
Common Stock
Treasury Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Total Shares Amount
(Dollars in thousands)
Balance at June 30, 2021
50,958,680
$
525
$
(20,000)
$
524,637
$
105,299
$
26,729
$
637,190
Net income -
-
-
-
21,000
-
21,000
Other comprehensive loss -
-
-
-
-
(6,823)
(6,823)
Issuance of shares from equity-based awards
44,018
1
-
(110)
-
-
(109)
Stock-based compensation -
-
-
1,149
-
-
1,149
Balance at September 30, 2021
51,002,698
$
526
$
(20,000)
$
525,676
$
126,299
$
19,906
$
652,407
Common Stock
Treasury Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive Loss Total Shares Amount
(Dollars in thousands)
Balance at June 30, 2022
49,535,949
$
529
$
(48,501)
$
528,548
$
176,868
$
(49,429)
$
608,015
Net income -
-
-
-
17,280
-
17,280
Other comprehensive loss -
-
-
-
-
(35,020)
(35,020)
Issuance of shares from equity-based awards
46,204
1
-
29
-
-
30
Open market common share repurchases
(794,457)
-
(10,827)
-
-
-
(10,827)
Stock-based compensation -
-
-
1,069
-
-
1,069
Balance September 30, 2022
48,787,696
$
530
$
(59,328)
$
529,646
$
194,148
$
(84,449)
$
580,547

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
Common Stock
Treasury Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income Total Shares Amount
(Dollars in thousands)
Balance at December 31, 2020
51,679,516
$
523
$
(6,061)
$
522,911
$
77,652
$
29,403
$
624,428
Net income -
-
-
-
48,612
-
48,612
Other comprehensive loss -
-
-
-
-
(9,497)
(9,497)
Issuance of shares from equity-based awards
287,375
3
-
(608)
-
-
(605)
Open market common share repurchases
(964,193)
-
(13,939)
-
-
-
(13,939)
Employee receivables from sale of stock -
-
-
-
35
-
35
Stock-based compensation -
-
-
3,373
-
-
3,373
Balance at September 30, 2021
51,002,698
$
526
$
(20,000)
$
525,676
$
126,299
$
19,906
$
652,407
Common Stock
Treasury Stock
Additional
Paid-in Capital
Retained
Earnings
Accumulated Other
Comprehensive
Income (Loss) Total Shares Amount
(Dollars in thousands)
Balance at December 31, 2021
50,450,045
$
526
$
(28,347)
$
526,806
$
147,099
$
21,489
$
667,573
Cumulative effect from changes in accounting
principle
(1)
-
-
-
-
(2,610)
-
(2,610)
Net income -
-
-
-
49,653
-
49,653
Other comprehensive loss -
-
-
-
-
(105,938)
(105,938)
Issuance of shares from equity-based awards
394,933
4
-
(631)
-
-
(627)
Open market common share repurchases
(2,090,782)
-
(30,981)
-
-
-
(30,981)
Employee receivables from sale of stock -
-
-
-
6
-
6
Stock-based compensation
-
-
3,304
-
-
3,304
Exercise of warrants
33,500
-
-
167
-
-
167
Balance September 30, 2022
48,787,696
$
530
$
(59,328)
$
529,646
$
194,148
$
(84,449)
$
580,547
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

See Notes to Condensed Consolidated Financial Statements (unaudited)

CROSSFIRST BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
Nine Months Ended
September 30,
2022 2021
(Dollars in thousands)
Operating Activities
Net income $
49,653
$
48,612
Items not requiring (providing) cash

Depreciation and amortization
3,716
3,993
Provision for credit losses (1)
4,844
1,000
Accretion of discounts and amortization of premiums on securities
3,259
3,876
Stock based compensation
3,304
3,373
Foreclosed asset impairment
-
630
Deferred income taxes
1,713
2,233
Net increase in bank owned life insurance
(1,200)
(3,088)
Net unrealized losses on equity securities
261
6,243
Net realized (gains) losses on available-for-sale securities
43
(1,043)
Changes in

Interest receivable
(4,530)
1,308
Other assets
3,802
(1,753)
Other liabilities
(2,989)
(541)
Net cash provided by operating activities
61,876
64,843
Investing Activities
Net change in loans
(425,494)
196,637
Purchases of available-for-sale securities
(82,305)
(168,705)
Proceeds from maturities of available-for-sale securities
29,587
83,546
Proceeds from sale of available-for-sale securities
-
15,923
Proceeds from the sale of foreclosed assets
237
628
Purchase of premises and equipment
(1,878)
(671)
Proceeds from the sale of premises and equipment and related insurance claims
-
547
Purchase of restricted equity securities
(6,957)
-
Proceeds from sale of restricted equity securities
10,111
3,143
Proceeds from death benefit on bank owned life insurance
-
3,483
Net cash provided by (used in) investing activities
(476,699)
134,531
Financing Activities
Net increase in demand deposits, savings, NOW and money market accounts
178,134
84,218
Net increase (decrease) in time deposits
125,784
(342,361)
Net decrease in fed funds purchased and repurchase agreements
-
(2,306)
Proceeds from Federal Home Loan Bank advances
50,000
-
Repayment of Federal Home Loan Bank advances
(149,000)
(16,500)
Net proceeds of Federal Home Loan Bank line of credit
67,748
-
Issuance of common shares, net of issuance cost
171
3
Proceeds from employee stock purchase plan
364
172
Repurchase of common stock
(30,981)
(13,939)
Acquisition of common stock for tax withholding obligations
(995)
(784)
Net decrease in employee receivables
6
35
Net cash provided by (used in) financing activities
241,231
(291,462)
Decrease in Cash and Cash Equivalents
(173,592)
(92,088)
Cash and Cash Equivalents, Beginning of Period
482,727
408,810
Cash and Cash Equivalents, End of Period $
309,135
$
316,722
Supplemental Cash Flows Information
Interest paid $
25,648
$
19,402
Income taxes paid $
10,545
$
8,370
(1)

For the nine-months ended September 30, 2021, this line represents the Provision for loan losses.

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

& Stockmens Bank and Central Bancorp, Inc. are herein
referred as “Central”), for approximately $
75

million in cash. Central has branches in Colorado and New Mexico. The transaction is currently expected to close in the fourth quarter of 2022, subject to the satisfaction or waiver of customary closing conditions. Refer to
“Note 16: Subsequent Events” for further information about the acquisition.
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
Use of Estimates
The Company identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and
assumptions inherent in those policies and estimates and the potential sensitivity of the Company’s financial statements to those
judgments and assumptions, are critical to an understanding of the Company’s financial condition and results of operations. Actual
results could differ from those estimates. The allowance for credit losses, deferred tax asset, and fair value of financial instruments are
particularly susceptible to significant change.

Notes to Condensed Consolidated Financial Statements
(unaudited)
11
Cash Equivalents
The Company had $
205

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
Impact of adoption

– The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. All disclosures as of and for the three-

and nine-month periods ended September 30, 2022 are presented in accordance with ASC 326,
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
2022 2021 2022 2021
(Dollars in thousands except per share data)
Earnings per Share
Net income available to common stockholders $
17,280
$
21,000
$
49,653
$
48,612
Weighted average common shares
49,266,811
50,990,113
49,755,184
51,368,957
Earnings per share $
0.35
$
0.41
$
1.00
$
0.95
Diluted Earnings per Share
Net income available to common stockholders $
17,280
$
21,000
$
49,653
$
48,612
Weighted average common shares
49,266,811
50,990,113
49,755,184
51,368,957
Effect of dilutive shares
454,682
615,608
525,409
699,257
Weighted average dilutive common shares
49,721,493
51,605,721
50,280,593
52,068,214
Diluted earnings per share $
0.35
$
0.41
$
0.99
$
0.93
Stock-based awards not included because to do so would be
antidilutive
529,336
587,200
334,725
657,887
Note 3: Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:

September 30, 2022
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
178,287
$
-
$
27,761
$
150,526
Collateralized mortgage obligations - GSE residential
12,489
-
752
11,737
State and political subdivisions
568,863
299
79,696
489,466
Corporate bonds
5,110
13
325
4,798
Total available-for-sale securities
$
764,749
$
312
$
108,534
$
656,527

Notes to Condensed Consolidated Financial Statements
(unaudited)
16
December 31, 2021
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
161,675
$
1,809
$
1,774
$
161,710
Collateralized mortgage obligations - GSE residential
18,130
311
10
18,431
State and political subdivisions
532,906
29,329
767
561,468
Corporate bonds
4,241
119
-
4,360
Total available-for-sale securities
$
716,952
$
31,568
$
2,551
$
745,969
As of September 30, 2022, the available-for-sale securities had $
6

million of accrued interest, excluded from the amortized cost basis.

The amortized cost and fair value of available-for-sale securities at September

30, 2022, by contractual maturity, are shown
below:

September 30, 2022
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential
(1)
Amortized cost $
-
$
24
$
105
$
178,158
$
178,287
Estimated fair value $
-
$
23
$
101
$
150,402
$
150,526
Weighted average yield (2)
- %
4.78
%
4.01
%
2.06
%
2.06
%
Collateralized mortgage obligations -
GSE residential (1)
Amortized cost $
-
$
-
$
2,365
$
10,124
$
12,489
Estimated fair value $
-
$
-
$
2,241
$
9,496
$
11,737
Weighted average yield
(2)
- % - %
2.77
%
2.27
%
2.37
%
State and political subdivisions
Amortized cost $
1,127
$
5,028
$
112,642
$
450,066
$
568,863
Estimated fair value $
1,131
$
5,070
$
110,310
$
372,955
$
489,466
Weighted average yield
(2)
3.37
%
3.88
%
3.26
%
2.73
%
2.85
%
Corporate bonds
Amortized cost $
-
$
498
$
4,612
$
-
$
5,110
Estimated fair value $
-
$
501
$
4,297
$
-
$
4,798
Weighted average yield
(2)
- %
6.22
%
4.31
% - %
4.49
%
Total available-for-sale securities
Amortized cost $
1,127
$
5,550
$
119,724
$
638,348
$
764,749
Estimated fair value $
1,131
$
5,594
$
116,949
$
532,853
$
656,527
Weighted average yield (2)
3.37
%
4.09
%
3.29
%
2.53
%
2.66
%
(1)
Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or
without prepayment penalties.
(2) Yields are calculated based on amortized cost.

Notes to Condensed Consolidated Financial Statements
(unaudited)
17
The following tables show the number of securities, unrealized loss, and fair value of the Company’s investments with unrealized
losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at
September 30, 2022 and December 31, 2021:

September 30, 2022
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
104,743
$
16,106
43
$
45,783
$
11,655
14
$
150,526
$
27,761
57
Collateralized
mortgage obligations
- GSE residential
11,430
740
18
307
12
1
11,737
752
19
State and political
subdivisions
410,905
55,588
344
48,255
24,108
39
459,160
79,696
383
Corporate bonds
4,535
325
4
-
-
-
4,535
325
4
Total temporarily
impaired securities $
531,613
$
72,759
409
$
94,345
$
35,775
54
$
625,958
$
108,534
463
December 31, 2021
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
87,306
$
1,774
16
$
-
$
-
-
$
87,306
$
1,774
16
Collateralized
mortgage obligations
- GSE residential
803
10
2
-
-
-
803
10
2
State and political
subdivisions
72,915
762
39
1,310
5
4
74,225
767
43
Corporate bonds
-
-
-
-
-
-
-
-
-
Total temporarily
impaired securities $
161,024
$
2,546
57
$
1,310
$
5
4
$
162,334
$
2,551
61
Based on the Company’s evaluation at September 30, 2022, under the new impairment model, an allowance for credit losses has no
t been recorded
no
r have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and
have a long history of no credit losses; management does not intend to sell, and it is likely that management will not be required to sell
the securities prior to their anticipated recovery;

and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

Notes to Condensed Consolidated Financial Statements
(unaudited)
18
The following tables show the gross gains and losses on securities that matured or were sold:

For the Three Months Ended For the Nine Months Ended
September 30, 2022 September 30, 2022
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
(Dollars in thousands)
Available-for-sale securities
$
1
$
(5)
$
(4)
$
3
$
(46)
$
(43)
For the Three Months Ended For the Nine Months Ended
September 30, 2021 September 30, 2021
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
(Dollars in thousands)
Available-for-sale securities
$
1,125
$
(79)
$
1,046
$
1,151
$
(108)
$
1,043
Equity Securities
Equity securities consist of a $
2

million investment in a Community Reinvestment Act (“CRA”) mutual fund and $
2

million in
three private equity funds. Equity securities are included in “other assets” on the Consolidated Balance Sheets.
The Company elected a measurement alternative for the three private equity funds that allows the securities to remain at cost until an impairment is identified or an observable price change for an identical or similar investment of the same issuer occurs. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. No such events occurred during the three or nine-month periods ended September

30, 2022.
The following is a summary of the unrealized and realized gains and losses on equity securities recognized in net income:

Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities
$
(87)
$
(6,210)
$
(261)
$
(6,243)
Less: net gains recognized during the reporting period on equity securities sold during the reporting period
-
-
-
-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date
$
(87)
$
(6,210)
$
(261)
$
(6,243)

Notes to Condensed Consolidated Financial Statements
(unaudited)
19
Note 4:

Loans and Allowance for Credit Losses
Loan Portfolio Segments
Categories of loans at September 30, 2022 and December 31, 2021 include:
September 30, 2022 December 31, 2021
(Dollars in thousands)
Commercial and industrial $
857,836
$
843,024
Commercial and industrial lines of credit
831,187
617,398
Energy
178,855
278,579
Commercial real estate
1,400,338
1,278,479
Construction and land development
674,041
574,852
Residential real estate
393,867
360,046
Multifamily real estate
275,795
240,230
Consumer
65,727
63,605
Loans, net of unearned fees
4,677,646
4,256,213
Less: allowance for credit losses (1)
55,864
58,375
Loans, net $
4,621,782
$
4,197,838
(1)

As of December 31, 2021, this line represents the allowance for loan and lease losses. See further discussion in "Note 1: Nature of
Operations and Summary of Significant Accounting Policies.”

Accrued interest of $
15

million and $
10

million at September 30, 2022 and December 31, 2021, respectively,

presented in “other
assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in the above table.

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
● Construction and Land Development

- The category includes loans that are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the
developers and property owners. Sources of repayment include permanent loans, sales of developed property or an
interim loan commitment from the Company until permanent financing is obtained. These loans are higher risk than
other real estate loans due to their ultimate repayment being sensitive to interest rate changes,

general economic
conditions, and the availability of long-term financing. Credit risk may be impacted by the creditworthiness of a
borrower, property values and the local economies in the borrower’s market areas.
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
21
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

Drivers of Change in the ACL
The ACL increased by less than $
0.1

million during the three-month period ended September 30, 2022 driven by an increase of
$
2.1

million related to loan growth, performance and economic factors, partially offset by $
1.9

million in net charge-offs and a reduction
of $
0.2

million in reserves on impaired loans. The ACL decreased by $
2.5

million between January 1, 2022 and September 30, 2022
driven by $
4.1

million in net charge-offs and a reduction of $
5.8

million in reserves on impaired loans which were partially offset by an increase of $
7.4

million related to loan growth, performance and economic factors.

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
Loan Grades
● Pass (risk rating 1-4)

- The category includes loans that are considered satisfactory. The category includes borrowers that generally maintain good liquidity and financial condition, or the credit is currently protected with sales trends
remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is
programmed and timely repayment is expected.
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
22
individual assets classified substandard. Substandard loans include both performing and non-performing loans and are
broken out in the table below.
● Doubtful (risk rating 7) - The category includes borrowers that exhibit weaknesses inherent in a substandard credit and characteristics that these weaknesses make collection or liquidation in full highly questionable or improbable based on
existing facts, conditions, and values. Because of reasonably specific pending factors, which may work to the advantage
and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
● Loss (risk rating 8)
- Credits which are considered uncollectible or of such little value that their continuance as a
bankable asset is not warranted.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments:

As of September 30, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial and industrial
Pass $
285,880
$
287,991
$
70,591
$
55,167
$
55,665
$
21,134
$
-
$
30,392
$
806,820
Special mention
1,283
2,241
12,063
996
302
112
-
6,501
23,498
Substandard - accrual
-
455
1,485
2,165
758
46
-
20,416
25,325
Substandard - non-
accrual
-
104
-
6
1,383
700
-
-
2,193
Doubtful
-
-
-
-
-
-
-
-
-
Total $
287,163
$
290,791
$
84,139
$
58,334
$
58,108
$
21,992
$
-
$
57,309
$
857,836
Commercial and industrial

lines of credit
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
780,710
$
-
$
780,710
Special mention
-
-
-
-
-
-
32,814
-
32,814
Substandard - accrual
-
-
-
-
-
-
11,188
-
11,188
Substandard - non-
accrual
-
-
-
-
-
-
6,475
-
6,475
Doubtful
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
-
$
-
$
-
$
-
$
831,187
$
-
$
831,187
Energy
Pass $
7,446
$
403
$
246
$
-
$
7
$
-
$
156,119
$
188
$
164,409
Special mention
-
-
-
-
-
-
7,152
-
7,152
Substandard - accrual
-
-
-
-
-
-
2,131
-
2,131
Substandard - non-
accrual
-
-
-
-
-
-
3,375
-
3,375
Doubtful
-
-
-
-
-
-
1,788
-
1,788
Total $
7,446
$
403
$
246
$
-
$
7
$
-
$
170,565
$
188
$
178,855

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial real estate
Pass $
270,669
$
259,299
$
145,530
$
110,155
$
67,990
$
74,465
$
293,169
$
98,783
$
1,320,060
Special mention
11,927
9,870
-
422
6,280
290
2,420
33,086
64,295
Substandard - accrual
10,535
-
327
-
-
1,232
-
992
13,086
Substandard - non-
accrual
408
2,489
-
-
-
-
-
-
2,897
Doubtful
-
-
-
-
-
-
-
-
-
Total $
293,539
$
271,658
$
145,857
$
110,577
$
74,270
$
75,987
$
295,589
$
132,861
$
1,400,338
Construction and land development
Pass $
205,062
$
290,753
$
126,364
$
24,323
$
3,663
$
1,367
$
14,679
$
-
$
666,211
Special mention
-
7,830
-
-
-
-
-
-
7,830
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
205,062
$
298,583
$
126,364
$
24,323
$
3,663
$
1,367
$
14,679
$
-
$
674,041
Residential real estate
Pass $
64,540
$
79,235
$
120,891
$
46,023
$
38,417
$
35,590
$
1,894
$
-
$
386,590
Special mention
253
3,290
-
231
-
-
-
-
3,774
Substandard - accrual
142
-
3,166
-
-
-
-
-
3,308
Substandard - non-
accrual
-
-
-
-
-
-
-
195
195
Doubtful
-
-
-
-
-
-
-
-
-
Total $
64,935
$
82,525
$
124,057
$
46,254
$
38,417
$
35,590
$
1,894
$
195
$
393,867

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Multifamily real estate
Pass $
78,194
$
33,272
$
5,363
$
12,005
$
3,078
$
822
$
126,518
$
16,506
$
275,758
Special mention
-
-
-
-
-
-
-
37
37
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
78,194
$
33,272
$
5,363
$
12,005
$
3,078
$
822
$
126,518
$
16,543
$
275,795
Consumer
Pass $
11,629
$
2,512
$
1,914
$
221
$
110
$
30
$
49,311
$
-
$
65,727
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
11,629
$
2,512
$
1,914
$
221
$
110
$
30
$
49,311
$
-
$
65,727
Total
Pass $
923,420
$
953,465
$
470,899
$
247,894
$
168,930
$
133,408
$
1,422,400
$
145,869
$
4,466,285
Special mention
13,463
23,231
12,063
1,649
6,582
402
42,386
39,624
139,400
Substandard - accrual
10,677
455
4,978
2,165
758
1,278
13,319
21,408
55,038
Substandard - non-
accrual
408
2,593
-
6
1,383
700
9,850
195
15,135
Doubtful
-
-
-
-
-
-
1,788
-
1,788
Total $
947,968
$
979,744
$
487,940
$
251,714
$
177,653
$
135,788
$
1,489,743
$
207,096
$
4,677,646

Notes to Condensed Consolidated Financial Statements (unaudited)

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of September

30, 2022:

As of September 30, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
600
$
-
$
-
$
15
$
-
$
-
$
-
$
-
$
615
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
124
7
75
1,383
655
-
-
2,244
Total past due
600
124
7
90
1,383
655
-
-
2,859
Current
286,563
290,667
84,132
58,244
56,725
21,337
-
57,309
854,977
Total $
287,163
$
290,791
$
84,139
$
58,334
$
58,108
$
21,992
$
-
$
57,309
$
857,836
Greater than 90 days
and accruing $
-
$
20
$
7
$
73
$
-
$
-
$
-
$
-
$
100
Commercial and industrial lines of credit
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
3,796
$
-
$
3,796
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
1,568
-
1,568
Total past due
-
-
-
-
-
-
5,364
-
5,364
Current
-
-
-
-
-
-
825,823
-
825,823
Total $
-
$
-
$
-
$
-
$
-
$
-
$
831,187
$
-
$
831,187
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
83
$
-
$
83
Energy
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
5,163
-
5,163
Total past due
-
-
-
-
-
-
5,163
-
5,163
Current
7,446
403
246
-
7
-
165,402
188
173,692
Total $
7,446
$
403
$
246
$
-
$
7
$
-
$
170,565
$
188
$
178,855
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
30-59 days $
408
$
-
$
-
$
-
$
-
$
195
$
-
$
-
$
603
60-89 days
-
-
-
-
-
1,032
-
-
1,032
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
408
-
-
-
-
1,227
-
-
1,635
Current
293,131
271,658
145,857
110,577
74,270
74,760
295,589
132,861
1,398,703
Total $
293,539
$
271,658
$
145,857
$
110,577
$
74,270
$
75,987
$
295,589
$
132,861
$
1,400,338
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Construction and land development
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
10,629
$
-
$
10,629
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
10,629
-
10,629
Current
205,062
298,583
126,364
24,323
3,663
1,367
4,050
-
663,412
Total $
205,062
$
298,583
$
126,364
$
24,323
$
3,663
$
1,367
$
14,679
$
-
$
674,041
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
142
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
142
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
120
-
-
-
-
-
-
120
Total past due
142
120
-
-
-
-
-
-
262
Current
64,793
82,405
124,057
46,254
38,417
35,590
1,894
195
393,605
Total $
64,935
$
82,525
$
124,057
$
46,254
$
38,417
$
35,590
$
1,894
$
195
$
393,867
Greater than 90 days
and accruing $
-
$
120
$
-
$
-
$
-
$
-
$
-
$
-
$
120

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Multifamily real estate
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
4,566
-
-
-
-
-
-
-
4,566
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
4,566
-
-
-
-
-
-
-
4,566
Current
73,628
33,272
5,363
12,005
3,078
822
126,518
16,543
271,229
Total $
78,194
$
33,272
$
5,363
$
12,005
$
3,078
$
822
$
126,518
$
16,543
$
275,795
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Consumer
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
-
-
-
Current
11,629
2,512
1,914
221
110
30
49,311
-
65,727
Total $
11,629
$
2,512
$
1,914
$
221
$
110
$
30
$
49,311
$
-
$
65,727
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
30-59 days $
1,150
$
-
$
-
$
15
$
-
$
195
$
14,425
$
-
$
15,785
60-89 days
4,566
-
-
-
-
1,032
-
-
5,598
Greater than 90 days
-
244
7
75
1,383
655
6,731
-
9,095
Total past due
5,716
244
7
90
1,383
1,882
21,156
-
30,478
Current
942,252
979,500
487,933
251,624
176,270
133,906
1,468,587
207,096
4,647,168
Total $
947,968
$
979,744
$
487,940
$
251,714
$
177,653
$
135,788
$
1,489,743
$
207,096
$
4,677,646
Greater than 90 days
and accruing $
-
$
140
$
7
$
73
$
-
$
-
$
83
$
-
$
303

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
As of September 30, 2022
Amortized Cost Basis by Origination Year and On Non-accrual Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total Non-
accrual
Loans
Non-accrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial $
-
$
104
$
-
$
6
$
1,383
$
700
$
-
$
-
$
2,193
$
2,193
Commercial and industrial
lines of credit
-
-
-
-
-
-
6,475
-
6,475
6,475
Energy
-
-
-
-
-
-
5,163
-
5,163
3,587
Commercial real estate
408
2,489
-
-
-
-
-
-
2,897
2,897
Construction and land
development
-
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
195
195
195
Multifamily real estate
-
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
408
$
2,593
$
-
$
6
$
1,383
$
700
$
11,638
$
195
$
16,923
$
15,347
Interest income recognized on non-accrual loans was $
0.9

million and $
1.3

million for the three- and nine-month periods ended September 30,

2022, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)

Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by portfolio segment for the
three-month period ended September 30, 2022:
For the Three Months Ended September 30, 2022
Commercial
and Industrial
Commercial
and
Industrial
Lines of
Credit Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
Real Estate
Multifamily
Real Estate Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance $
10,920
$
11,267
$
6,428
$
17,042
$
3,918
$
3,134
$
2,427
$
681
$
55,817
Charge-offs
-
(2,000)
(642)
-
-
-
-
-
(2,642)
Recoveries
-
9
-
748
-
-
-
9
766
Provision (credit)
417
2,781
(958)
(1,335)
669
103
246
-
1,923
Ending balance $
11,337
$
12,057
$
4,828
$
16,455
$
4,587
$
3,237
$
2,673
$
690
$
55,864
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance $
63
$
-
$
470
$
657
$
4,016
$
4
$
109
$
1
$
5,320
Provision (credit)
34
-
78
19
1,304
(2)
(25)
3
1,411
Ending balance $
97
$
-
$
548
$
676
$
5,320
$
2
$
84
$
4
$
6,731

Notes to Condensed Consolidated Financial Statements (unaudited)

For the Nine Months Ended September 30, 2022
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
(5)
(1,747)
Charge-offs
(790)
(3,971)
(4,609)
(1,102)
-
(217)
-
(13)
(10,702)
Recoveries
755
1,788
1,754
2,333
-
-
-
11
6,641
Provision (credit)
1,233
5,374
(1,507)
(3,709)
921
408
208
369
3,297
Ending balance $
11,337
$
12,057
$
4,828
$
16,455
$
4,587
$
3,237
$
2,673
$
690
$
55,864
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance, prior to
adoption of ASU 2016-13 $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Impact of ASU 2016-13
adoption
107
44
265
711
3,914
5
137
1
5,184
Provision (credit)
(10)
(44)
283
(35)
1,406
(3)
(53)
3
1,547
Ending balance $
97
$
-
$
548
$
676
$
5,320
$
2
$
84
$
4
$
6,731
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
32
Collateral Dependent Loans:
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or
sale of the collateral and the borrower is experiencing financial difficulty. The following table presents the amortized cost balance of
loans considered collateral dependent by loan segment and collateral type as of September 30, 2022:
As of September 30, 2022
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial and Industrial
All business assets $
2,668
$
-
$
2,668
Commercial and Industrial Lines of Credit
All business assets
5,519
-
5,519
Energy
Oil and natural gas properties
9,626
157
9,469
Commercial Real Estate
Commercial real estate properties
2,489
-
2,489
$
20,302
$
157
$
20,145
Troubled Debt Restructurings
TDRs are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession,
excluding loan modifications as a result of the COVID-19 pandemic.

The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.

For the nine-month periods ended September 30, 2022 and 2021, no

loans were restructured under the TDR guidance. The
outstanding balance of TDRs was $
34

million and $

million as of September 30, 2022 and December 31, 2021, respectively.

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
As of December 31, 2021
Recorded Balance Unpaid Principal Balance Specific Allowance
(Dollars in thousands)

Loans without a specific valuation

Commercial and industrial $
4,659
$
4,740
$ -

Energy

3,509
7,322
-
Commercial real estate
1,729
1,729
-

Construction and land development

-
-
-
Residential and multifamily real estate
3,387
3,387
-

PPP

-
-
-
Consumer
-
-
-

Loans with a specific valuation

Commercial and industrial
1,080
1,080
333

Energy

12,695
17,977
2,100
Commercial real estate
29,868
30,854
3,164

Construction and land development

-
-
-
Residential and multifamily real estate
-
-
-

PPP

-
-
-
Consumer
-
-
-

Total

Commercial and industrial
5,739
5,820
333

Energy

16,204
25,299
2,100
Commercial real estate
31,597
32,583
3,164

Construction and land development

-
-
-
Residential and multifamily real estate
3,387
3,387
-

PPP

-
-
-
Consumer
-
-
-
$
56,927
$
67,089
$
5,597
Total interest income recognized during the three and nine-month periods ended September 30, 2021 for impaired loans was $
0.6
million and $
1.9

million, respectively. The three- and nine-month average balance of impaired loans for the period ended September 30,
2021 was $
95

million and $
97

million, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
36
The following table presents the activity in the allowance for loan losses by portfolio segment for the three-

and nine-month
periods ended September 30, 2021:
Three Months Ended September 30, 2021
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
Nine Months Ended September 30, 2021
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

The $7 million allowance for credit losses on off
balance sheet credit exposures at September 30, 2022 is included in “interest payable and other liabilities” on the balance sheet.

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate derivatives to add stability to interest income and expense and to manage its exposure to interest
rate movements. To

accomplish this objective, the Company uses interest rate swaps and collars as part of its interest rate risk
management strategy.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in
exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and the receipt of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
During 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate loan assets.

The five
swaps that were entered into in 2021 were terminated during the third quarter of 2022, however, the amortization of the gains

on these
instruments will start in 2023 based on the original effective dates of these swaps.

The Company also entered into a new interest rate
collar during the third quarter of 2022. Derivatives designated and that qualify as cash flow hedges include
one

instrument with a
notional amount of $
250

million at September 30, 2022 and
five

instruments with an aggregate notional value of $
100

million at
December 31, 2021.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded
in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and subsequently reclassified into interest income or expense in the
same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and
liabilities. The derivative financial instruments did not impact the Condensed Consolidated

Statements of Income for the three-

and
nine-month periods ended September 30, 2022. The Company estimates that less than $
0.1

million will be reclassified as a decrease to
interest expense during the next twelve months.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of
6.6

years.

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

Company’s derivative financial instruments gain
(loss) is reported on the Consolidated Statements of Cash Flows within “other assets” and “other liabilities”.

These
48

and
54

swaps had an aggregate notional amount of $
409

million and $
535

million at September 30, 2022 and December
31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
38
Fair Values

of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the
Consolidated Balance Sheets as of September 30, 2022 and December

31, 2021:
Asset Derivatives Liability Derivatives
Balance Sheet
September 30,

December 31,

Balance Sheet
September 30,

December 31,

Location 2022 2021 Location 2022 2021
(Dollars in thousands)
Interest rate products:
Derivatives not
designated as hedging
instruments
Interest
receivable and
Other assets
$
11,430
$
11,305
Interest payable
and other
liabilities
$
11,431
$
11,322
Derivatives
designated as hedging
instruments
Other assets
-
3
Interest payable
and other
liabilities
6,891
565
Total
$
11,430
$
11,308
$
18,322
$
11,887
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income

(Loss) for the
three-

and nine-months ended September 30, 2022. The Company had no cash flow hedges for the nine-months ended September 30,
2021.
For the Three Months Ended For the Nine Months Ended
September 30, 2022 September 30, 2022
Location of
Gain or (Loss)
Recognized
from
Accumulated
Other
Comprehensive
Income into
Income
Gain or
(Loss)
Recognized
in OCI on
Derivative
Gain or
(Loss)
Recognized
in OCI
Included
Component
Gain or
(Loss)
Recognized
in OCI
Excluded
Component
Gain or
(Loss)
Recognized
in OCI on
Derivative
Gain or
(Loss)
Recognized
in OCI
Included
Component
Gain or
(Loss)
Recognized
in OCI
Excluded
Component
(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products
Interest Income
$
(6,891)
$
(6,891)
$
-
$
(6,891)
$
(6,891)
$
-
Interest Rate Products
Interest expense
(185)
(185)
-
3,855
$
3,855
-
$
(7,076)
$
(7,076)
$
-
$
(3,036)
$
(3,036)
$
-

Notes to Condensed Consolidated Financial Statements
(unaudited)
39
Note 6:

Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at

September 30, 2022 were as follows:
September 30, 2022
Within One
Year
One to Two
Years
Two to
Three Years
Three to
Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
487,378
$
244,594
$
673
$
1,722
$
15,804
$
-
$
750,171
FHLB borrowings
35,000
-
-
5,100
-
97,500
137,600
FHLB line of credit
67,749
-
-
-
-
-
67,749
Trust preferred securities (1)
-
-
-
-
-
1,048
1,048
$
590,127
$
244,594
$
673
$
6,822
$
15,804
$
98,548
$
956,568
(1) The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.

Note 7:

Change in Accumulated Other Comprehensive (Loss) Income

Amounts reclassified from AOCI and the affected line items in the Condensed Consolidated Statements of Income during the
three-

and nine-month periods ended September 30, 2022 and 2021, were as follows:
Three Months Ended Nine Months Ended
September 30,

September 30,

Affected Line Item in the
2022 2021 2022 2021 Statements of Income
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale
securities $
(4)
$
1,046
$
(43)
$
1,043
Gain (loss) on sale of available-
for-sale securities
Less: tax benefit effect
(1)
256
(11)
255
Income tax expense (benefit)
Net reclassified amount $
(3)
$
790
$
(32)
$
788
Note 8:

Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators
that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that,
as of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
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

The Company and the Bank opted to exclude AOCI from the regulatory capital calculations. As a result, change in AOCI, including the recent decrease in the available-for-sale securities portfolio, net of tax, did not impact the Company’s or Bank’s regulatory
capital ratios.

Notes to Condensed Consolidated Financial Statements
(unaudited)
40
The Company’s and the Bank’s actual capital amounts and ratios as of September

30, 2022 and December 31, 2021 are presented
in the following table:
Actual
Minimum Capital

Required - Basel III
Required to be Considered
Well Capitalized
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
September 30, 2022
Total Capital to Risk-Weighted Assets
Consolidated $
728,639
12.1
% $
632,742
10.5
%

N/A

N/A
Bank
712,631
11.8
632,414
10.5
$
602,299
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
666,044
11.1
512,220
8.5
N/A
N/A
Bank
650,036
10.8
511,954
8.5
481,839
8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
664,997
11.0
421,828
7.0

N/A

N/A
Bank
650,036
10.8
421,609
7.0
391,495
6.5
Tier I Capital to Average Assets
Consolidated
666,044
11.4
233,086
4.0
N/A N/A
Bank $
650,036
11.2
% $
233,019
4.0
% $
291,274
5.0
%
December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated $
704,544
13.6
% $
544,060
10.5
%
N/A
N/A
Bank
681,980
13.2
543,708
10.5
$
517,817
10.0
%
Tier I Capital to Risk-Weighted Assets
Consolidated
646,169
12.5
440,430
8.5

N/A

N/A
Bank
623,605
12.0
440,144
8.5
414,253
8.0
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
645,160
12.5
362,707
7.0
N/A N/A
Bank
623,605
12.0
362,472
7.0
336,581
6.5
Tier I Capital to Average Assets
Consolidated
646,169
11.8
218,510
4.0

N/A

N/A
Bank $
623,605
11.4
% $
218,366
4.0
% $
272,958
5.0
%
Note 9:

Stock-Based Compensation
The Company issues stock-based compensation in the form of non-vested restricted stock, restricted stock units and stock
appreciation rights under the 2018 Omnibus Equity Incentive Plan (as amended,

the “Omnibus Plan”). The Omnibus Plan will expire on
the tenth anniversary of its effective date. In addition, the Company has an Employee Stock Purchase Plan that was reinstated during the third quarter of 2020. The aggregate number of shares authorized for future issuance under the

Omnibus Plan is
1,441,879

shares as of
September 30, 2022.

Notes to Condensed Consolidated Financial Statements
(unaudited)
41
The table below summarizes the stock-based compensation for the three- and nine-month periods ended September 30, 2022 and
2021:
Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
(Dollars in thousands)
Stock appreciation rights $
75
$
150
$
262
$
584
Performance-based stock awards
200
75
611
337
Restricted stock units and awards
763
895
2,336
2,394
Employee stock purchase plan
31
29
95
58
Total stock-based compensation $
1,069
$
1,149
$
3,304
$
3,373
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
0
%
of target and
150
% of target.
During the nine-month period ended September 30, 2022, the Company granted
66,667

PBRSUs. The performance metrics
include
three year

cumulative, adjusted earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the performance

-based awards:
Performance-Based Restricted

Stock Unit Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2022
98,352
$
13.59
Granted
66,667
16.04
Vested
-
-
Forfeited
(24,944)
15.03
Unvested, September 30, 2022
140,075
$
14.51
Unrecognized stock-based compensation related to the performance awards issued through September 30, 2022 was $
1

million
and is expected to be recognized over
2.1

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
Committee. The service-based RSUs typically vest in equal amounts over three years. The service-based

RSAs typically cliff-vest after
one year
.

Notes to Condensed Consolidated Financial Statements
(unaudited)
42
The following table summarizes the status of and changes in the RSUs and RSAs:
Restricted Stock Units and Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2022
383,630
$
13.52
Granted
259,627
14.97
Vested
(197,536)
13.83
Forfeited
(35,612)
14.22
Unvested, September 30, 2022
410,109
$
14.22
Unrecognized stock-based compensation related to the RSUs and RSAs issued through

September 30, 2022 was $
4

million and is
expected to be recognized over
1.9

years.

Note 10:

Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:
Three Months Ended Nine Months Ended
September 30, September 30,
2022 2021 2022 2021
(Dollars in thousands)
Computed at the statutory rate (
21
%)
$
4,555
$
5,598
$
13,078
$
12,693
Increase (decrease) resulting from
Tax-exempt income
(903)
(828)
(2,647)
(2,830)
Non-deductible expenses
72
55
265
145
State income taxes
740
912
2,164
2,090
Equity based compensation
(47)
(40)
(201)
(157)
Other adjustments
(7)
(37)
(34)
(110)
Actual tax expense $
4,410
$
5,660
$
12,625
$
11,831

Notes to Condensed Consolidated Financial Statements
(unaudited)
43
The tax effects of temporary differences related to deferred taxes located in “other assets” on the Condensed Consolidated
Balance Sheets are presented below:
September 30, 2022 December 31, 2021
(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale
$
27,374
$
-
Allowance for credit losses
15,067
14,051
Lease incentive
467
508
Loan fees
3,645
3,227
Accrued expenses
2,438
2,735
Deferred compensation
1,969
2,418
State tax credit
-
1,033
Other
495
2,057
Total deferred tax asset
51,455
26,029
Deferred tax liability

Net unrealized gain on securities available-for-sale
-
(6,967)
FHLB stock basis
(735)
(757)
Premises and equipment
(2,209)
(2,602)
Other
(1,410)
(1,229)
Total deferred tax liability
(4,354)
(11,555)
Net deferred tax asset
$
47,101
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
44
Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying

Condensed Consolidated Balance Sheets
measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at
September 30, 2022 and December 31, 2021:

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
Level 2 Note 5:
Derivatives and
Hedging
Non-recurring Measurements
The following tables present assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in
which the fair value measurements fall at September 30, 2022 and December

31, 2021:
September 30, 2022
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent loans $
20,302
$
-
$
-
$
20,302
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
45
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in non-recurring Level 3 fair value
measurements at September 30, 2022 and December 31, 2021:
September 30, 2022
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount

-

% -
100
%
Collateral dependent loans
20,302
(
21
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
(
10
)%

Notes to Condensed Consolidated Financial Statements
(unaudited)
46
The following tables present the estimated fair values of the Company’s financial instruments at September 30, 2022 and
December 31, 2021:
September 30, 2022
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
309,135
$
309,135
$
-
$
-
Available-for-sale securities
656,527
-
656,527
-
Loans, net of allowance for credit losses
4,621,782
-
-
4,599,659
Restricted equity securities
9,277
-
-
9,277
Interest receivable
20,553
-
20,553
-
Equity securities
4,022
-
1,969
2,053
Derivative assets
11,430
-
11,430
-
$
5,632,726
$
309,135
$
690,479
$
4,610,989
Financial Liabilities
Deposits $
4,987,515
$
1,113,934
$
-
$
3,731,781
Federal Home Loan Bank line of credit
67,749
-
67,749
-
Federal Home Loan Bank advances
137,600
-
130,684
-
Other borrowings
1,048
-
1,875
-
Interest payable
2,318
-
2,318
-
Derivative liabilities
18,322
-
18,322
-
$
5,214,552
$
1,113,934
$
220,948
$
3,731,781
December 31, 2021
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
482,727
$
482,727
$
-
$
-
Available-for-sale securities
745,969
-
745,969
-
Loans, net of allowance for loan losses
4,197,838
-
-
4,178,268
Restricted equity securities
11,927
-
-
11,927
Interest receivable
16,023
-
16,023
-
Equity securities
2,642
-
2,209
433
Derivative assets
11,308
-
11,308
-
$
5,468,434
$
482,727
$
775,509
$
4,190,628
Financial Liabilities
Deposits $
4,683,597
$
1,163,224
$
-
$
3,482,218
Federal Home Loan Bank advances
236,600
-
241,981
-
Other borrowings
1,009
-
2,318
-
Interest payable
1,336
-
1,336
-
Derivative liabilities
11,887
-
11,887
-
$
4,934,429
$
1,163,224
$
257,522
$
3,482,218

Notes to Condensed Consolidated Financial Statements
(unaudited)
47
Note 12:

Commitments and Credit Risk
Commitments
The Company had the following commitments at September 30, 2022 and December 31, 2021:
September 30, 2022 December 31, 2021
(Dollars in thousands)
Commitments to originate loans $
353,783
$
118,651
Standby letters of credit
56,791
51,114
Lines of credit
2,288,742
1,768,231
Future lease commitments
-
11,100
Commitments related to investment fund
3,947
2,067
$
2,703,263
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
The Company is subject to various legal proceedings and claims that arise primarily in the ordinary course of business. At this
time, we do not believe the range of potential losses will have a material adverse effect on the consolidated financial position, results of
operations and cash flows of the Company.

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

As of September 30, 2022, the
Company recognized one finance lease and the remaining Company leases are classified as operating leases.

Notes to Condensed Consolidated Financial Statements
(unaudited)
48
Under ASC 842, a modified retrospective transition approach is required, applying the new standard to all leases existing at the
date of initial application. The Company chose to use the adoption date of January 1, 2022, for ASC 842. As such, all periods presented after January 1, 2022, are under ASC 842 whereas periods presented prior to January 1, 2022, are in accordance with prior lease
accounting of ASC 840. Financial information was not updated, and the disclosures required under ASC 842 were not provided for dates and periods before January 1, 2022.

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset, is included in “Other assets” on the
Condensed Consolidated Balance Sheets and was $
29

million at September 30, 2022. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other
liabilities” on the Condensed Consolidated Balance Sheets of $
32

million at September 30, 2022.

The Company was unable to determine the implicit rate in the leases and used the incremental borrowing rate instead. The
Company used the FHLB yield curve on the lease commencement date and selected the rate closest to the remaining lease term. The
remaining weighted-average lease term is
12.3

years, and the weighted-average discount rate was
2.39
% as of September 30, 2022.
The following table presents components of operating lease expense in the accompanying Condensed Consolidated Statements of
Income for the three- and nine-month periods ended September

30, 2022:
For the Three Months Ended
September 30, 2022
For the Nine Months Ended
September 30, 2022
(Dollars in thousands)
Finance lease amortization of right-of-use asset $
69
$
161
Finance lease interest on lease liability
69
115
Operating lease expense
603
1,932
Variable lease expense
297
855
Short-term lease expense
5
15
Total lease expense $
1,043
$
3,078
Future minimum commitments due under these lease agreements as of

September 30, 2022 are as follows:
Operating Leases Finance Lease
(Dollars in thousands)
Remainder of 2022 $
762
$
123
2023
3,070
490
2024
2,793
490
2025
2,804
490
2026
2,836
490
Thereafter
15,243
8,823
Total lease payments $
27,508
$
10,906
Less imputed interest
2,965
3,232
Total $
24,543
$
7,674
Supplemental cash flow information –
Operating cash flows paid for operating lease amounts included in the measurement of
lease liabilities was $
0.7

million and $
2.2

million for the three- and nine-months ended September 30, 2022, respectively. Operating cash flows paid for finance lease amounts included in the measurement of lease liabilities was $
0.1

million and $
0.2

million for the
three-

and nine-month periods ended September 30, 2022, respectively. During the three- and nine-months ended September 30 2022,
the Company did
no
t record any ROU assets that were exchanged for operating lease liabilities.

Notes to Condensed Consolidated Financial Statements
(unaudited)
49
Note 15:

Stock Warrants
During the nine-month period ended September 30, 2022,
33,500

warrants were exercised at a strike price of $
5.00

per share and
33,500

common shares were issued.
The Company had
80,000

and
113,500

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per
share as of September 30, 2022 and December 31, 2021, respectively.

The
80,000

warrants expire on April 26, 2023.
Note 16:

Subsequent Events
On November 7, 2022, the Company announced its receipt of regulatory approval from the Federal Deposit Insurance
Corporation to complete the previously announced acquisition of Central Bancorp,

Inc.’s (“Central”) bank subsidiary, Farmers &
Stockmens Bank (“F&S Bank”).

The Company and Central expect to complete the merger during the fourth quarter of 2022 pending
satisfaction or waiver of customary closing conditions set forth in the agreement.

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

Commission (“SEC”) on February 28, 2022 (the
“2021 Form 10-K”). Results of operations for the three-

and nine-month periods ended September 30, 2022 are not necessarily indicative of results to be attained for any other period. Certain statements in this report contain forward-looking statements regarding
our plans, objectives, beliefs, expectations, representations,

and projections.

See “Forward-Looking Information”

which is incorporated
herein by reference.
Third Quarter 2022 Highlights
During the third quarter ended September 30, 2022, we accomplished the following:
• $5.8 billion of assets with 5% operating revenue (1)

growth compared to the second quarter of 2022;
•
$149 million or 3.3% of total loan growth from the previous quarter and

$445 million or 10.5% loan growth from the same
quarter last year;
•
Continued improvement in credit quality during the third quarter of 2022 as evidenced by the decrease in non-performing
assets to total assets ratio from 0.92% at September 30, 2021 to 0.31% at September

30, 2022;

•
Return on Average Assets of 1.19% and a Return on Equity of 11.18%

for the quarter ended September 30, 2022; and
• Net Interest Margin (Fully Tax-Equivalent)
(2)

of 3.56% for the quarter ended September 30, 2022, compared to 3.23% for the same quarter last year.
(1) Net interest income plus non-interest income
(2) The Company modified the yield calculation. Refer to the section “Update to Net Interest Margin Methodology” below for additional information.
Acquisition Update
As previously disclosed, during the second quarter of 2022 the Company entered into an agreement to acquire Farmers &
Stockmens Bank for approximately $75 million, subject to

the satisfaction or waiver of customary closing conditions. The Company believes the acquisition will advance its expansion strategy with access to

Colorado and New Mexico while deploying a portion of the
Bank’s capital. The Company believes that the acquisition will increase core deposits and enhance the Company’s SBA lending and
mortgage operations. The Company anticipates the acquisition will close during the fourth quarter of 2022 with system integration
occurring in 2023. Refer to “Note 16: Subsequent Events” within the Notes to Condensed Consolidated Financial Statements
(unaudited) for further information about the acquisition.
Interest Rate Risk Management
The Company is monitoring interest rate sensitivity closely as $3.6 billion or 62% of earning assets mature or reprice within the twelve-month period following September 30, 2022, including

$2.8 billion that reprices in the first month. $3.8 billion of interest-
bearing liabilities mature or reprice over the same twelve-month period. The Company is reviewing additional options to manage balance sheet sensitivity in the event interest rates decline in early 2024.
Credit Quality
Credit quality metrics generally improved during the third quarter of 2022. Classified loans decreased $8 million from the prior quarter to $72 million at September 30, 2022. Non-performing assets declined from $31 million at June 30, 2022 to $18 million at
September 30, 2022. Net charge-offs for the three-month period ended September 30, 2022 were $2 million, or 0.16% of average loans.

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

As of September 30, 2022, the Company did not identify any systemic issues within its loan portfolio that would significantly affect the credit quality of the loan portfolio.

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

Impact to Yield
For the Quarter Ended For the Nine Months Ended
September 30, June 30, March 31, December 31, September 30, September 30, September 30,
Lines Impacted 2022 2022 2022 2021 2021 2022 2021
Previous calculation
Yield on securities - taxable 2.50% 2.77% 2.20% 2.11% 1.96% 2.41% 1.87%
Yield on securities - tax-exempt (1) 3.64 3.46 3.31 3.17 3.20 3.51 3.32
Total securities yield (1) 3.33 3.29 3.00 2.89 2.87 3.20 2.90
Yield on interest-earning assets (1) 4.73 4.01 3.64 3.70 3.62 4.14 3.56
Net interest spread (1) 3.50 3.51 3.25 3.22 3.16 3.42 3.06
Net interest margin (1) 3.60 3.55 3.29 3.28 3.20 3.48 3.10
As calculated going forward
Yield on securities - taxable 2.32 2.35 2.15 2.14 2.01 2.28 1.91
Yield on securities - tax-exempt (1) 3.37 3.36 3.35 3.35 3.43 3.36 3.52
Total securities yield (1) 3.07 3.07 3.00 3.02 3.04 3.05 3.04
Yield on interest-earning assets (1) 4.68 3.98 3.64 3.72 3.64 4.11 3.58
Net interest spread (1) 3.45 3.48 3.25 3.24 3.18 3.39 3.08
Net interest margin (1) 3.56 3.52 3.29 3.30 3.23 3.46 3.12
Change
Yield on securities - taxable (0.18) (0.42) (0.05) 0.03 0.05 (0.13) 0.04
Yield on securities - tax-exempt (1) (0.27) (0.10) 0.04 0.18 0.23 (0.15) 0.20
Total securities yield (1) (0.26) (0.22) - 0.13 0.17 (0.15) 0.14
Yield on interest-earning assets (1) (0.05) (0.03) - 0.02 0.02 (0.03) 0.02
Net interest spread (1) (0.05) (0.03) - 0.02 0.02 (0.03) 0.02
Net interest margin (1) (0.04) % (0.03) % - % 0.02% 0.03% (0.02) % 0.02%
(1)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The
incremental tax rate used is 21.0%.
Update to Customer Concentrations
As of September 30, 2022, the Company’s

top 20 customer relationships represented approximately 24% or $1.2 billion of total
deposits. The Company believes that there are sufficient

funding sources, including on-balance sheet liquid assets and wholesale deposit options, so that an immediate reduction in these deposit balances would not be expected to have a material, detrimental effect on the
Company’s financial position

or operations.

Performance Measures
As of or For the Quarter Ended As of or For the Nine Months Ended
September 30, June 30, March 31, December 31, September 30, September 30, September 30,
2022 2022 2022 2021 2021 2022 2021
(Dollars in thousands, except per share data)
Return on average assets (1) 1.19% 1.12% 1.23% 1.50% 1.54% 1.18% 1.16%
Return on average equity (1) 11.18% 10.15% 10.44% 12.57% 12.92% 10.59% 10.24%
Earnings per share $ 0.35 $ 0.31 $ 0.33 $ 0.41 $ 0.41 $ 1.00 $ 0.95
Diluted earnings per share $ 0.35 $ 0.31 $ 0.33 $ 0.40 $ 0.41 $ 0.99 $ 0.93
Efficiency (2) 53.20% 57.36% 57.57% 55.38% 59.06% 55.97% 54.18%
Ratio of equity to assets 9.93% 10.65% 11.29% 11.88% 12.08% 9.93% 12.08%
(1)

Interim periods annualized
(2)

We calculate efficiency ratio as non-interest expense

divided by the sum of net interest income and

non-interest income.
Results of Operations
Net Interest Income
Net interest income is presented on a tax-equivalent basis below. Presentation on a tax-equivalent basis reflects all income as taxable at the same rate. For example, $100 of
tax-exempt income would be presented as $121.00, which represents the tax-exempt income amount plus the tax at the statutory federal income tax rate of 21%. We believe a tax-
equivalent basis provides for improved comparability between the various earning assets.

For the Quarter Ended For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2022 2022 2022 2021 2021 2022 2021
Yield on securities - tax-equivalent
(1)
3.07% 3.07% 3.00% 3.02% 3.04% 3.05% 3.04%
Yield on loans 5.08 4.28 4.00 4.17 4.00 4.47 3.98
Yield on earning assets - tax-equivalent
(1)
4.68 3.98 3.64 3.72 3.64 4.11 3.58
Cost of interest-bearing deposits 1.56 0.56 0.41 0.43 0.47 0.87 0.51
Cost of total deposits 1.20 0.42 0.31 0.33 0.38 0.66 0.42
Cost of FHLB and short-term borrowings 2.18 1.66 1.95 3.03 1.82 1.87 1.80
Cost of funds 1.23 0.50 0.39 0.48 0.46 0.72 0.50
Net interest margin - tax-equivalent
(1)
3.56% 3.52% 3.29% 3.30% 3.23% 3.46% 3.12%
(1)

Tax-exempt income is calculated on a tax-equivalent

basis. Tax-free municipal securities are exempt

from Federal income taxes. The incremental

tax rate used is 21%.

The following tables present, for the periods indicated, average balance sheet information, interest income, interest expense and the corresponding average yield and rates
paid:

Three Months Ended
September 30, 2022 September 30, 2021
Average Balance
Interest Income
/ Expense
Average Yield /
Rate
(1)
Average Balance
Interest Income
/ Expense
Average Yield /
Rate
(1)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 213,775
$
1,241
2.32%
$ 191,636
$
964
2.01%
Securities - tax-exempt
(2)
560,541 4,725
3.37
502,107 4,310
3.43
Interest-bearing deposits in other banks
231,345 1,193
2.05
313,188 121
0.15
Gross loans, net of unearned income (3)(4)
4,626,684 59,211
5.08
4,230,553 42,664
4.00
Total interest-earning assets
(2)
5,632,345
$
66,370
4.68%
5,237,484
$
48,059
3.64%
Allowance for credit losses (56,995) (75,103)
Other non-interest-earning assets 188,997 246,603
Total assets
$ 5,764,347 $ 5,408,984
Interest-bearing liabilities
Transaction deposits
$ 531,999
$
1,539
1.95%
$ 510,823
$
259
0.20%
Savings and money market deposits
2,519,574 10,568
1.66
2,276,436 1,907
0.33
Time deposits
733,607 2,802
1.52
752,012 2,045
1.08
Total interest-bearing deposits
3,785,180 14,909
1.56
3,539,271 4,211
0.47
FHLB and short-term borrowings
165,196 907
2.18
278,154 1,275
1.82
Trust preferred securities, net of fair value
adjustments 1,037 39 14.58 988 24 9.63
Non-interest-bearing deposits
1,137,626 -
-
909,750 -
-
Cost of funds
5,089,039
$
15,855
1.23%
4,728,163
$
5,510
0.46%
Other liabilities
62,102 36,106
Stockholders’ equity
613,206 644,715
Total liabilities and stockholders’ equity
$ 5,764,347 $ 5,408,984
Net interest income - tax-equivalent (2) $
50,515
$
42,549
Net interest spread - tax-equivalent (2) 3.46% 3.18%
Net interest margin - tax-equivalent (2) 3.56% 3.23%
(1)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.
(2)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(3)
Loans, net of unearned income include non-accrual loans of $17 million and $48 million as of September 30, 2022 and 2021, respectively.
(4) Loan interest income includes loan fees of $3 million and $4 million for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended
September 30, 2022 September 30, 2021
Average Balance
Interest Income
/ Expense
Average Yield /
Rate
(1)
Average Balance
Interest Income
/ Expense
Average Yield /
Rate
(1)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 218,421
$
3,728
2.28%
$ 203,633
$
2,911
1.91%
Securities - tax-exempt (2)
549,490 13,845
3.36
476,980 12,596
3.52
Interest-bearing deposits in other banks
246,213 1,714
0.93
390,588 359
0.12
Gross loans, net of unearned income (3)(4)
4,466,887 149,266
4.47
4,381,213 130,268
3.98
Total interest-earning assets
(2)
5,481,011
$
168,553
4.11%
5,452,414
$
146,134
3.58%
Allowance for credit losses
(57,213) (76,726)
Other non-interest-earning assets
201,519 249,816
Total assets
$ 5,625,317 $ 5,625,504
Interest-bearing liabilities
Transaction deposits
$ 541,933
$
2,134
0.89%
$ 629,959
$
936
0.20%
Savings and money market deposits
2,386,205 15,285
0.86
2,360,559 6,402
0.36
Time deposits
627,458 5,733
1.22
863,592 7,451
1.15
Total interest-bearing deposits
3,555,596 23,152
0.87
3,854,110 14,789
0.51
FHLB and short-term borrowings
241,897 3,385
1.87
285,371 3,841
1.80
Trust preferred securities, net of fair value
adjustments 1,024 94 12.29 976 72 9.80
Non-interest-bearing deposits 1,148,150 - - 814,924 - -
Cost of funds
4,946,667
$
26,631
0.72%
4,955,381
$
18,702
0.50%
Other liabilities
51,634 35,385
Stockholders’ equity
627,016 634,738
Total liabilities and stockholders’ equity
$ 5,625,317 $ 5,625,504
Net interest income - tax-equivalent (2) $
141,922
$
127,432
Net interest spread - tax-equivalent (2) 3.39% 3.08%
Net interest margin - tax-equivalent (2) 3.46% 3.12%
(1)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.
(2)
Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(3)
Loans, net of unearned income include non-accrual loans of $17 million and $48 million as of September 30, 2022 and 2021, respectively.
(4)
Loan interest income includes loan fees of $10 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively.

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
change in volume).
Three Months Ended Nine Months Ended
September 30, 2022 over 2021 September 30, 2022 over 2021
Average Volume Yield/Rate Net Change
(1)
Average Volume Yield/Rate Net Change
(1)
(Dollars in thousands)
Interest Income
Securities - taxable $
119
$
158
$
277
$
222
$
595
$
817
Securities - tax-exempt
(2)
501 (86) 415 1,840 (591) 1,249
Interest-bearing deposits in other banks
(39) 1,111 1,072 (176) 1,531 1,355
Gross loans, net of unearned income
4,251 12,296 16,547 2,604 16,394 18,998
Total interest income (2) $
4,832
$
13,479
$
18,311
$
4,490
$
17,929
$
22,419
Interest Expense
Transaction deposits $
5
$
1,275
$
1,280
$
(207)
$
1,405
$
1,198
Savings and money market deposits
223 8,438 8,661 69 8,814 8,883
Time deposits
(49) 806 757 (2,145) 427 (1,718)
Total interest-bearing deposits
179 10,519 10,698 (2,283) 10,646 8,363
FHLB and short-term borrowings
(583) 215 (368) (601) 145 (456)
Trust preferred securities, net of fair value adjustments
1 14 15 4 18 22
Total interest expense
(403) 10,748 10,345 (2,880) 10,809 7,929
Net interest income
(2)
$
5,235
$
2,731
$
7,966
$
7,370
$
7,120
$
14,490
(1)

The change in interest not due solely to volume or rate has been allocated in proportion to the respective absolute dollar amounts of the change in volume or rate.
(2)

Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
Interest income -

Interest income increased for the three-

and nine-month periods ended September 30, 2022 compared to the same periods in 2021 driven by higher average loans
outstanding and higher interest rates. The yield on taxable securities benefited from a slowdown in mortgage-backed securities (“MBS”) prepayments

that reduced the premium
amortization on MBS by $0.2 million and $0.7 million for the three-

and nine-month periods ended September 30, 2022, respectively.

The loan yield for the three-month period
ended September 30, 2022, benefited from $1.0 million in interest income related to recoveries of interest income and loans placed back on accrual status.

Loan yields for the three-
and nine-month periods ended September 30, 2022 compared to the corresponding periods in 2021 were partially offset by lower PPP loan fees of $1.5 million and $4.8 million, respectively.
Average earning assets totaled $5.6

billion for the three-month period ended September 30, 2022 and $5.5 billion for the nine-month period ended September 30, 2022, resulting in increases of $395 million or 8% and $29 million or 1%, respectively compared to the same periods in 2021. The increases were driven by higher average gross loans

,

average taxable

securities,

and average tax-exempt securities, partially offset by a reduction in average interest-bearing deposits in other banks for the three-

and nine-month periods ended
September 30, 2022 compared to the corresponding periods in 2021.
Interest expense

- Interest expense increased for the three-month period

ended September 30, 2022 compared to the same period in 2021 due to higher interest rates and higher
average interest-bearing deposits. Interest expense increased for the nine-month period ended September 30, 2022 compared to the same period in 2021 due to higher interest rates,
partially offset by lower average interest-bearing deposits.

Average interest-bearing

deposits for the three-month period ended September 30, 2022 increased $246 million or 7% compared to the same period in the prior year.

Average
interest-bearing deposits for the nine-month period ended September

30, 2022 decreased $299 million or 8% compared to the same period in the 2021. For the three-

and nine-month
periods

ended September 30, 2022 non-interest-bearing deposits increased compared to the corresponding periods in 2021.

Net interest income

- Net interest income increased for the three-

and nine-month periods ended September 30, 2022 compared to the same periods in 2021 driven by interest-
earning assets repricing quicker than the cost of interest-bearing liabilities as variable rate loans tied to 30-day London Interbank Offered Rate (“LIBOR”) and

Secured Overnight
Financing Rate (“SOFR”) rates were rising faster than the Company’s deposit rates that are typically adjusted when the federal funds rate changes.

The Company currently
anticipates net interest margin for the fourth quarter of 2022 to be in the range of 3.45% to 3.55% because of the Company’s variable-rate assets and the rising rate environment, although deposit migration and remaining pressure on loan pricing are expected to be headwinds.

Impact of Transition Away from LIBOR
The Company had $735 million in loans tied to LIBOR at September

30, 2022. Starting in October 2021, the Company began limiting loans originated using the LIBOR
index. For current borrowers, the Company is modifying loan document language to account for the transition away from LIBOR as loans renew or originate. The Company plans to
replace LIBOR-based loans with the Secured Overnight Financing

Rate (“SOFR”). At September 30, 2022, the Company had approximately $959 million in loans tied to SOFR. The
Company adopted Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848):

Facilitation of the Effects of Reference Rate Reform on Financial
Reporting” in 2020. The ASU allows the Company to recognize the modification related to LIBOR as a continuation of the old contract, rather than a cancellation of the old contract resulting in a write-off of unamortized fees and creation of a new contract.
Non-Interest Income
For the Quarter Ended
For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2022 2022 2022 2021 2021 2022 2021
(Dollars in thousands)
Total non-interest income (expense) $
3,780
$
4,201
$
4,942
$
4,796
$
(1,105)
$
12,922
$
8,864
Non-interest income (expense) to average assets (1) 0.26% 0.30% 0.36% 0.34% (0.08) % 0.31% 0.21%
(1)
Interim periods annualized.

The components of non-interest income were as follows for the periods shown:
Three Months Ended Nine Months Ended
September 30,

September 30,

Change Change
2022 2021 $ % 2022 2021 $ %
(Dollars in thousands)
Service charges and fees on customer accounts $
1,566
$
1,196
$
370
31% $
4,520
$
3,330
$
1,190
36%
Realized gains (losses) on available-for-sale securities
(4) 1,046 (1,050)
NM
(43) 1,043 (1,086)
NM
Unrealized gains (losses), net on equity securities
(87) (6,210) 6,123
(99)
(261) (6,243) 5,982
(96)
Income from bank-owned life insurance
405 427 (22)
(5)
1,200 3,088 (1,888)
(61)
Swap fees and credit valuation adjustments, net
(7) 31 (38)

NM

123 156 (33)
(21)
ATM and credit card interchange income
1,326 1,735 (409)
(24)
5,513 5,569 (56)
(1)
Other non-interest income
581 670 (89)
(13)
1,870 1,921 (51)
(3)
Total non-interest income (loss) $
3,780
$
(1,105)
$
4,885
NM % $
12,922
$
8,864
$
4,058
46%
The changes in non-interest income were driven primarily by the following:
Service charges and fees on customer accounts

- This category includes account analysis fees, partially offset by a customer rebate program. The increase for the three- and nine-
month periods ended September 30, 2022 compared to the corresponding periods

in 2021 was driven primarily by increases in account analysis fees due to customer growth

,
increases

in outstanding balances, and adjustments to the Company’s fee structure.
Realized gains (losses) on available-for-sale securities
– The decrease for the three- and nine-months ended September 30, 2022 compared to the same periods for 2021 was due to
the sale of $16 million in tax-exempt securities during the three-

and nine-month periods

ended September 30, 2021 at a gain due to increases in interest rates.
Unrealized gains (losses), net on equity securities

- The increase for the three- and nine-months ended September 30, 2022 compared to the same periods for 2021 was due to the
Company recording a $6 million unrealized loss during the third quarter of 2021 related to an equity investment received as part of a modified loan agreement.
Income from bank-owned life insurance (“BOLI”)
– The decline in BOLI income for the nine-months ended September 30, 2022 compared to the same period in 2021 related to
the recognition of $1.8 million in tax-free death benefits from a BOLI policy during 2021 compared to no such proceeds for 2022.
ATM and credit card interchange income

- The decrease in ATM and credit card interchange income for the three- and nine-month periods ended September 30, 2022 compared to
the same periods

in 2021 was driven primarily by a decrease in credit card interest income associated with customers that mobilized their workforce during the

COVID-19 pandemic
in 2021, partially offset by customer growth.

Non-Interest Expense
For the Quarter Ended
For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2022 2022 2022 2021 2021 2022 2021
(1)
(Dollars in thousands)
Total non-interest expense $
28,451
$
29,203
$
27,666
$
26,715
$
24,036
$
85,319
$
72,667
Non-interest expense to average assets
(1)
1.96% 2.11% 2.02% 1.93% 1.76% 2.03% 1.73%
(1)

Interim periods annualized.
The components of non-interest expense were as follows for the periods indicated:
Quarter Ended Nine Months Ended
September 30,

September 30,

Change Change
2022 2021 $ % 2022 2021 $ %
(Dollars in thousands)
Salary and employee benefits $ 18,252 $ 15,399 $ 2,853 19% $ 53,288 $ 44,612 $ 8,676 19%
Occupancy 2,736 2,416 320 13 7,851 7,307 544 7
Professional fees
580 618 (38)
(6)
2,453 2,538 (85)
(3)
Deposit insurance premiums
903 927 (24)
(3)
2,355 2,995 (640)
(21)
Data processing 877 700 177 25 2,849 2,136 713 33
Advertising 796 596 200 34 2,247 1,334 913 68
Software and communication
1,222 999 223
22
3,689 3,098 591
19
Foreclosed assets, net
9 (35) 44
NM
(30) 680 (710)
NM
Other non-interest expense 3,076 2,416 660 27 10,617 7,967 2,650 33
Total non-interest expense $
28,451
$
24,036
$
4,415
18% $
85,319
$
72,667
$
12,652
17%
The changes in non-interest expense were driven primarily by the following:
Salary and Employee Benefits

- Salary and employee benefit costs increased for the three-

and nine-month periods ended September 30, 2022 compared to the same periods

in
2021 primarily due to the impact of continued hiring for production talent in a competitive environment, annual merit increases, and an increase related to a change in the maximum
401(k) plan match from 3.5% in 2021 to 5.0% in 2022. For the nine-month period ended September 30, 2022 compared to the same period in 2021, the increase also included higher
incentive costs.
Occupancy

– The increase in occupancy costs was driven by the Company’s expansion into Arizona in July 2021 and the addition of a second location in Dallas, Texas.
Deposit Insurance Premiums

- The FDIC uses a risk-based premium system to calculate the quarterly fee. Our premium costs decreased for the three- and nine-month periods
ended September 30, 2022 compared to the same periods in 2021 as a result of changes in asset quality. We currently anticipate deposit insurance premiums will increase over the
next quarter because of expected loan growth and the common stock repurchase program.

Data Processing

– The increase in data processing costs was driven primarily by increased costs associated with the Company's digital client interface conversion.

Advertising

- The increase in advertising costs was driven by increased in-person events for the three- and nine-month periods ended September 30, 2022 compared to the same
periods in 2021 because of COVID-19 pandemic restrictions being lifted.
Software and Communication

- The increase was driven by our continued strategy to invest in technologies that allow us to operate more efficiently, provide customers with a suite
of online tools,

and effectively analyze data to monitor operational trends. In addition, a portion of the increase in costs was due to our growth. We currently anticipate our software and communication costs to continue to increase in 2022 as we continue adding and implementing new software products that improve our customers’ experience and our operating efficiency.
Foreclosed Assets, net

– The decrease for the nine-month period ended September 30, 2022 compared to the same period in 2021 was due to a $630 thousand write-down in value of a commercial use facility foreclosed upon in 2020 during the three-month period ended June 30, 2021.

Other Non-interest Expense
- Other non-interest expense increased for the three-

and nine-month periods ended September 30, 2022 compared to the same period

s

in 2021 due to
higher commercial card costs as a result of increased use by current customers and customer growth, an increase in insured cash sweep (“ICS”) deposits which drove related fees
higher,

and increased travel and meeting costs due to COVID-19 pandemic restrictions being lifted. Additionally,

the nine-month period ended September 30, 2022 included $1.1 million in employee separation costs.

Income Taxes

For the Quarter Ended
For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2022 2022 2022 2021 2021 2022 2021
(Dollars in thousands)
Income tax expense $
4,410
$
4,027
$
4,188
$
5,725
$
5,660
$
12,625
$
11,831
Income before income taxes
21,690 19,572 21,016 26,526 26,660 62,278 60,443
Effective tax rate 20% 21% 20% 22% 21% 20% 20%
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
During the three- and nine-month periods ended September 30,

2022, the Company’s effective tax rate benefited from permanent tax differences related to tax-exempt interest.
During the three- and nine-month periods ended September 30,

2021, the Company benefited from permanent tax differences related to tax-exempt interest and $1.8 million in BOLI
settlement benefits that reduced income taxes by $0.4 million and reduced the effective tax rate by approximately 2%.

We currently anticipate the Company’s effective tax rate to remain within the 20% to 22% range in the near term.

Analysis of Financial Condition
Securities Portfolio
The objective of the investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity,
and meet pledging and regulatory capital requirements. The securities portfolio is also maintained to serve as a contingent, on-balance
sheet source of liquidity. As of September 30, 2022, available-for-sale investments totaled $657 million, a decrease of $89 million from
December 31, 2021.

The decline in the securities portfolio was driven by a $137 million decline in the unrealized gain (loss) on available-for-sale
securities. The decline was partially offset by the purchase of $45 million in tax-exempt municipal securities and $35 million in
mortgage-backed securities.

The Company currently anticipates continuing to grow the securities portfolio in proportion to the growth
of the balance sheet. The Company anticipates additional unrealized losses as interest rates continue to increase. For additional
information, see “Note 3: Securities” in the Notes to Condensed Consolidated

Financial Statements (unaudited).

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Credit Losses” within the Notes to Condensed Consolidated Financial Statements (unaudited)

for additional information
regarding the Company’s loan portfolio. As of September 30, 2022, gross loans, net of unearned fees increased

$421 million or 10% from December 31, 2021

and was driven by the
following:
Commercial and Industrial Lines of Credit

- The $214 million or 35% increase in commercial lines of credit was driven by new originations of $204 million.
Energy

- Our energy portfolio decreased $100 million or 36% from December

31, 2021 primarily due to $72 million in loans paid off and $79 million in net paydowns,

offset by
new originations of $64 million.

Commercial Real Estate

- The $122 million or 10% increase was driven by originations of $384 million of new originations, offset by $268 million in loans paid off.
Construction and Land Development
- The $99 million or 17% increase was driven by new originations of $110 million.

Residential Real Estate
- The $34 million or 9% increase was driven by new originations of $62 million, offset by

$42 million loans paid off.
Multifamily Real Estate
- The $36 million or 15% increase was driven by new originations of $30 million.

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
  As of September 30, 2022
Due in One Year or Less
Due in One Year through
Five Years
Due in Five Year through
Fifteen Years Due after Fifteen Years
Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Total
(Dollars in thousands)
Commercial and industrial $ 25,889 $ 44,014 $ 268,276 $ 381,009 $ 53,496 $ 65,483 $ 19,669 $ - $ 857,836
Commercial and industrial
lines of credit 48,030 307,620 16,237 443,233 10,414 5,653 - - 831,187
Energy 8 40,172 9,448 129,227 - - - - 178,855
Commercial real estate 34,313 193,897 427,932 348,355 181,577 199,339 - 14,925 1,400,338
Construction and land
development 22,434 54,461 73,783 442,656 24,426 16,448 1,637 38,196 674,041
Residential real estate 2,673 270 11,764 3,008 86,286 2,401 882 286,583 393,867
Multifamily real estate 21,416 70,755 44,286 127,202 4,967 7,169 - - 275,795
Consumer 4,779 14,971 13,719 7,612 - 23,115 - 1,531 65,727
Total $ 159,542 $ 726,160 $ 865,445 $ 1,882,302 $ 361,166 $ 319,608 $ 22,188 $ 341,235 $ 4,677,646

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

The ACL at September 30, 2022 represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-balance sheet commitments, measured over
the contractual life of the underlying instrument.
For the Quarter Ended For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2022 2022 2022 2021 2021 2022 2021
(Dollars in thousands)
Provision for credit losses
(1)

- loans
$ 1,923 $ 1,690 $ (316) $ (5,000) $ (10,000) $ 3,297 $ 1,000
Provision for credit losses
(1)

- off-balance sheet
1,411 445 (309) N/A N/A 1,547 N/A
Allowance for credit losses
(2)

- loans
55,864 55,817 55,231 58,375 64,152 55,864 64,152
Allowance for credit losses
(2)

- off-balance sheet
6,731 5,320 4,875 N/A N/A 6,731 N/A
Net charge-offs $ 1,876 $ 1,104 $ 1,081 $ 777 $ 1,341 $ 4,061 $ 12,143
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

September 30, 2022 January 1, 2022
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans Loans
Off-
Balance
Sheet Total Loans
Off-
Balance
Sheet Total
(Dollars in thousands)
Commercial and industrial $ 11,337 $ 97 $ 11,434 18% 18% $ 10,139 $ 107 $ 10,246 17% 20%
Commercial and industrial
lines of credit 12,057 - 12,057 19 18 8,866 44 8,910 14 14
Energy 4,828 548 5,376 9 4 9,190 265 9,455 15 7
Commercial real estate 16,455 676 17,131 28 31 18,933 711 19,644 32 30
Construction and land
development 4,587 5,320 9,907 16 14 3,666 3,914 7,580 12 14
Residential real estate 3,237 2 3,239 5 8 3,046 5 3,051 5 8
Multifamily real estate 2,673 84 2,757 4 6 2,465 137 2,602 4 6
Consumer 690 4 694 1 1 323 1 324 1 1
Total $ 55,864 $ 6,731 $ 62,595 100% 100% $ 56,628 $ 5,184 $ 61,812 100% 100%
Refer to “Note 4: Loans and Allowance for Credit Losses” within the Notes to Condensed Consolidated Financial Statements (una

udited) for a summary of the changes in the
ACL. Provided below is additional information regarding changes to the ACL:
Impaired Loans:
For the three-

and nine-month periods

ended September 30, 2022, the impaired loan reserve decreased $0.1 million and

$5.6 million, respectively.

The decrease was primarily
due to a restructured commercial loan relationship in which addition al collateral was obtained. For the nine-month period ended September

30, 2022, the change included a
commercial real estate loan with an improved collateral valuation that resulted in a $2 million reduction in the required reserve, a $0.6 million decline related to a commercial real
estate loan charged down and subsequently paid off, and two energy loans that paid down their outstanding balance, resulting in a $1 million decrease to the required reserve and one
energy loan that was charged down,

resulting in a $1 million decrease in the required reserve.
Charge-offs and Recoveries:
Net charge-offs were $2 million and $4 million for the three- and nine-month periods ended September 30, 2022, respectively. For the three-month period ended September
30, 2022 charge-offs included $0.6 million related to two collateral-dependent energy loans and $2.0 million related to a collateral-dependent commercial and industrial line of credit
loan. Recoveries

primarily included $0.8 million related to a commercial real estate loan charged-off earlier in 2022.

For the nine-month period ended September 30, 2022, charge-offs also included $2.0 million related to a collateral-dependent commercial and industrial line of credit that
originated in 2018 and started to deteriorate at the end of 2021; a $1 million charge-off related to an energy loan originated in 2016 that was significantly impacted by lower oil
prices over the past few years;

a $0.8 million charge-off on a commercial real estate project that originated in 2017 and started to deteriorate in 2020; $2.9 million related to two collateral-dependent energy loans; $0.6 million related to a commercial and industrial SBA loan originated in 2018; and $0.2 million related to a junior lien on a residential real estate loan. Charge-offs were partially offset primarily by a $1.8 million recovery on an energy loan that was charged-off in 2020, $1.6 million related to a commercial real estate loan charged-off in 2020 and $1.7 million related to a commercial and industrial line of credit charged-off in 2020.

During the three months ended September 30, 2021, charge

-offs primarily related to one commercial loan and one energy loan. The energy charge-off related to the sale of
collateral from a borrower that filed for bankruptcy in a previous year. Approximately $2 million remained on the energy loan at September 30, 2021. Recoveries totaled $0.2 million
for the three months ended September 30, 2021 primarily from a commercial loan that was previously charged-off in 2020.

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
For the Quarter Ended For the Nine Months Ended
September 30,

June 30,

March 31,

December 31,

September 30,

September 30,

September 30,

2022 2022 2022 2021 2021 2022 2021
Commercial and industrial - % 0.28% (0.27) % 0.27% 0.04% 0.01% 0.02%
Commercial and industrial lines of credit 1.10 (0.56) 0.76 0.04 0.62 0.36 3.12
Energy 1.19 4.77 (1.02) 0.68 0.64 1.64 0.22
Commercial real estate (0.21) (0.45) 0.34 - - (0.12) -
Construction and land development - - - - - - -
Residential real estate - 0.21 - (0.32) - 0.07 -
Multifamily real estate - - - (0.06) (0.01) - -
Consumer (0.05) - 0.05 (0.01) (0.03) - 0.06
Total net charge-offs to average loans 0.16% 0.10% 0.10% 0.07% 0.13% 0.12% 0.37%
Non-performing Assets and

Other Asset Quality Metrics
Non-performing assets include: (i) non-performing loans - includes non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified under
TDRs that are not performing in accordance with their modified terms; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired debt securities.
Non-performing assets decreased to $18 million as of September

30, 2022 due to an $11 million decrease

in non-accrual loans and a $2 million decrease in loans past due 90 days or more and still accruing interest. The decline in non-accrual loans was driven by $4 million in loans returned to accruing status, $3 million in charge-offs on non-accrual loans,

and $3 million in non-accrual loans that paid off. Improvements in credit metrics continue to be driven by upgrades in COVID-19 impacted segments and the energy portfolio.
Non-performing assets decreased to $31 million as of June 30, 2022 due to a $5 million decrease in non-accrual loans. The decline was driven by $4 million in charge-offs on non-accrual loans. Improvements in credit metrics were driven by upgrades in COVID-19 impacted segments and the energy portfolio.

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
During 2021, non-performing assets continued to decrease due primarily to upgrades and pay offs in the commercial and industrial and energy portfolios. As of December 31,
2021, 49% of non-performing assets related to energy credits that were significantly impacted by lower oil prices over previous few years.

Credit quality metrics were generally improved during the third quarter of 2022,

reflecting overall improvement from the prior quarter and significant improvement over the
prior year.
The table below summarizes our non-performing assets and related ratios as of the dates indicated:
For the Quarter Ended
September 30,

June 30,

March 31,

December 31,

September 30,

2022 2022 2022 2021 2021
(Dollars in thousands)
Non-accrual loans $ 16,923 $ 27,698 $ 33,071 $ 31,432 $ 48,147
Loans past due 90 days or more and still accruing 303 2,163 1,534 90 342
Total non-performing loans
17,226 29,861 34,605 31,522 48,489
Foreclosed assets held for sale
973 973 973 1,148 1,148
Total non-performing assets $ 18,199 $ 30,834 $ 35,578 $ 32,670 $ 49,637
ACL to total loans 1.19% 1.23% 1.27% 1.37% 1.51%
ACL + ACL

on off-balance sheet to total loans
(1)
1.34 1.35 1.38

N/A

N/A

ACL to non-accrual loans 330 202 167 186 133
ACL to non-performing loans 324 187 160 185 132
Non-accrual loans to total loans 0.36 0.61 0.76 0.74 1.13
Non-performing loans to total loans 0.37 0.66 0.79 0.74 1.15
Non-performing assets to total assets 0.31% 0.54% 0.64% 0.58% 0.92%
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

September 30,

June 30,

March 31,

December 31,

September 30,

2022 2022 2022 2021 2021
(Dollars in thousands)
Loans Past Due Detail
30 - 59 days past due $
15,785
$
15,700
$
14,815
$
1,671
$
3,072
60 - 89 days past due
5,598 935 1,135 1,858 34,528
Total gross loans 30 - 89 days past due $
21,383
$
16,635
$
15,950
$
3,529
$
37,600
Loans 30 - 89 days past due / gross loans 0.46% 0.37% 0.37% 0.08% 0.89%
Classified Loans
Substandard - performing $
55,038
$
52,759
$
40,257
$
47,275
$
75,999
Substandard - non-performing 15,135 25,530 30,619 28,879 45,063
Doubtful
1,788 2,144 2,451 2,554 3,084
Loss
- - - - -
Total classified, gross loans
71,961 80,433 73,327 78,708 124,146
Foreclosed assets held for sale
973 973 973 1,148 1,148
Total classified assets $
72,934
$
81,406
$
74,300
$
79,856
$
125,294
Classified loans / (total capital + ACL) 11.3% 12.1% 10.8% 10.8% 17.3%
Classified loans / (total capital + ACL +

ACL on off-
balance sheet) (1)
11.2 12.0 10.7

N/A

N/A

Classified assets / (total capital + ACL) 11.5% 12.3% 11.0% 11.0% 17.5%
(1) Includes the ACL on off-balance sheet credit exposure that resulted from CECL adoption on January 1, 2022.
The increase in loans past due between 30 and 89 days as of September 30,

2022 was primarily driven by net increases in commercial real estate loans .

Loans past due
between 30 and 89 days to gross loans increased to 0.46% compared to the prior quarter. Classified loans decreased 11% during the third quarter primarily due to lower non-accrual
loans in the commercial and industrial and commercial real estate portfolios.

The increase in loans past due between 30 and 89 days as of June 30, 2022 was primarily driven by the 4% loan growth from the previous quarter. Loans past due between

30
and 89 days to gross loans remained at 0.37% compared to the prior quarter.

Classified loans increased slightly during the second quarter primarily due to downgrades in the
commercial and industrial portfolio but remained in an acceptable range at 12.1% of total capital plus the allowance for credit losses.
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

30, 2022:
As of September 30, 2022
Three Months

or Less
Three to Six Months
Six to Twelve
Months
After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $
35,188
$
22,271
$
27,877
$
159,675
$
245,011
Time deposits below FDIC insurance limit
176,316 100,125 125,601 103,118 505,160
Total $
211,504
$
122,396
$
153,478
$
262,793
$
750,171
At September 30, 2022, our deposits totaled approximately $5 billion, an increase of $304 million or 6% from December 31, 2021. The increase included $126 million in time
deposits and $227 million in money market, NOW and savings deposits

,

partially offset by a decrease of $49 million in non-interest-bearing deposits

.

The increase in time deposits was
the result of a $179 million net increase in wholesale funding to support current and expected loan growth through the end of 2022, partially offset by a decrease in customer deposits.
The increase in money market, NOW,

and savings deposits was driven primarily by increases in ICS deposits and both business and personal money market deposits.
Other borrowings include Federal Home Loan Bank (“FHLB”) advances and our trust preferred security. At September

30, 2022, other borrowings totaled $206 million, a $31
million or 13% decrease from December 31, 2021. During the nine-month period ended September 30, 2022, $21.5 million of FHLB advances matured, $12.5 million of net FHLB
advances were paid off and $65 million of advances converted into a drawdown on the FHLB line of credit. The Company utilized the conversion of $65 million of FHLB advances to
the FHLB line of credit and an additional $2.7 million of net withdrawals to support loan growth and changes in deposits,

resulting in $67.7 million on the FHLB line of credit at
September 30, 2022.
As of September 30, 2022, the Company had approximately $2.4 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions
used for the Bank’s regulatory requirements.

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
Liquidity
The Company’s liquidity strategy is to maintain adequate, but not excessive,

liquidity to meet the daily cash flow needs of clients
while attempting to achieve adequate earnings for stockholders. The liquidity position is monitored continuously by management. The
Company's short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of
prepaying and maturing balances in our loan portfolio and security portfolio,

increases in client deposits and wholesale deposits.
Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the balance sheet and (ii) off-balance sheet liquidity resources, which represent funds available from third-party sources. The Company’s
on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates indicated:
September 30, 2022 December 31, 2021
(Dollars in thousands)
Total on-balance sheet liquidity $ 964,952 $ 1,224,253
Total off-balance sheet liquidity
779,990 732,748
Total liquidity $
1,744,942
$
1,957,001
On-balance sheet liquidity as a percent of assets 17% 22%
Total liquidity as a percent of assets 30% 35%
For the nine-months ended September 30, 2022, the Company’s cash and cash equivalents declined $174 million from December
31, 2021 to $309 million, representing 5% of total assets. During the nine-month period ended September 30, 2022, the Company
increased the AFS securities portfolio on an amortized cost basis by $48 million, net of paydowns,

maturities, and amortization, to
improve the yield on interest-earning assets. In addition, the Company increased loan funding by $425 million, net of payoffs and
charge-offs during the nine-month period ended September 30, 2022 that reduced cash and cash equivalents.

The Company’s time deposits increased by $126 million primarily from wholesale funding. Non-interest-bearing deposits,
savings, and money market deposits increased $178 million driven primarily by increases in ICS deposits and both business and
personal money market deposits. Other borrowings decreased $31 million during the nine-month period ended September 30, 2022,

as
net amounts of $34 million of FHLB advances matured or were paid off and a net $3 million was drawn down on the FHLB line of
credit.

The Company continued its repurchase program, purchasing $31 million of common stock during the first nine months of 2022.
As of September 30, 2022, $21 million remains available for repurchase under our share repurchase program. We expect to continue to repurchase shares under our share repurchase program, but the amount and timing of such repurchases will be dependent on a number of

factors, including the price of our common stock and other cash flow needs. There is no assurance that we will repurchase up to the full
amount remaining under our program.

The Company believes that its current liquidity will be sufficient to meet anticipated cash requirements for the next 12 months
and thereafter. The Company believes that is has several on and off-balance sheet options to address any resulting reductions in cash and
cash equivalents in order to maintain appropriate liquidity.
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

Company’s consolidated financial statements. Refer to “Note 8:
Regulatory Matters” in the Notes to Condensed Consolidated Financial Statements

(unaudited) for additional information. Management
believes that as of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
Our exposure to interest rate risk is managed by the Asset/Liability Committee (“ALCO”). The ALCO uses a combination of three systems to measure the balance sheet’s interest rate risk position. The three systems in combination are expected to provide a better
overall result than a single system alone. The three systems include: (i) gap reports; (ii)

earnings simulation; and (iii) economic value of
equity. The ALCO’s primary tools to change the interest rate risk position are: (i) investment portfolio duration; (ii) deposit and borrowing mix; and (iii) on balance sheet derivatives.
The ALCO evaluates interest rate risk using a rate shock method and rate ramp method. In a rate shock analysis, rates change immediately,

and the change is sustained over the time horizon. In a rate ramp analysis, rate changes occur gradually over time. The
following tables summarize the simulated changes in net interest income and fair value of equity over a 12-month horizon using a rate
shock and rate ramp method as of the dates indicated:
Hypothetical Change in Interest Rate - Rate Shock
September 30, 2022 September 30, 2021
Change in Interest
Rate (Basis Points)
Percent change in net
interest income
Percent change in fair
value of equity
Percent change in net
interest income
Percent change in fair
value of equity
+300
6.1% (11.1) % 6.4% (8.9) %
+200
4.1 (7.3) 3.6 (5.7)
+100
2.0 (3.2) 1.1 (3.0)
Base
-
%
-
%
-
%
-
%
-100
(1.9) 3.2 NA (1) NA (1)
-200
(5.7) 5.7 NA (1) NA (1)
-300
(10.1) 7.1 NA (1) NA (1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
Hypothetical Change in Interest Rate - Rate Ramp
September 30, 2022 September 30, 2021
Change in Interest Rate

(Basis Points)
Percent change in net interest
income
Percent change in net interest
income
+300 2.9% 2.5%
+200 1.9 1.2
+100 1.0 0.2
Base - % - %
-100 (0.9) NA (1)
-200 (2.1) NA (1)
-300 (4.1) NA (1)
(1)

The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.

The Company’s position is slightly asset sensitive as of September 30, 2022. The hypothetical positive change in net interest
income as of September 30, 2022 in an up 100 basis point shock is mainly due to approximately $3.6

billion of the Company’s earning
assets repricing or maturing within the first year, with $2.8 billion of that being in the first month. In addition, $624 million of the
Company’s time deposits and other borrowings mature or reprice within that same 12-month period. Assuming the same balance sheet mix, the Company currently anticipates an increase to net interest income in all upward rate ramp and shock scenarios. In down rate
scenarios, income is predicted to decrease. The Company is monitoring longer term interest rate expectations and is evaluating options
to reduce the impact of any downward rate adjustments, including the use of hedges.
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

(as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial

Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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
Exchange Act) that occurred during the third quarter of 2022 has materially affected, or is reasonably likely to materially affect, the
Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management,
following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a
material adverse effect on our business, financial condition, results of operations,

cash flows or growth prospects. However, given the
nature, scope, and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations
governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism
laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A.
Risk Factors" in our 2021 Form 10-K, which could materially affect our business, financial condition,

or results of operations in future
periods.

There were no material changes from the risk factors disclosed in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three-months ended September 30, 2022:
Calendar Month
Total Number of
Shares
Repurchased
Average Price
Paid per
Share
Total Number of Shares
Purchased as Part of
Publicly Announced Plans
or Programs (1)
Approximate Dollar Value of Shares that
may yet be Purchased as Part of
Publicly Announced Plans or
Programs (1)
July 1 - 31 243,254 $ 13.26 243,254 $ 28,273,238
August 1 - 31 304,668 $ 14.16 304,668 $ 23,950,841
September 1 - 30 246,535 $ 13.28 246,535 $ 20,672,141
Total 794,457 $ 13.61 794,457
(1)

On October 18, 2021, the Company announced that its Board of Directors approved a share repurchase program under which the
Company could repurchase up to $30 million of its common stock. This program was completed during the third quarter of 2022.

On May 10, 2022, the Company announced that its Board of Directors approved a second share repurchase program under which
the Company may repurchase up to $30 million of its common stock. As of September 30, 2022, $21 million remains available for
repurchase under this share repurchase program. Repurchases under the program may be made in the open market or privately
negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions,

applicable legal requirements,

and other
relevant factors. The program does not obligate the Company to acquire any amount of common stock and may be suspended at any
time at the Company's discretion. No time limit has been set for completion of the program.

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
10.1
†
Amended and Restated Employment Agreement with W. Randall Rapp, effective July 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022, File
No. 001-39028)
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
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document
104* Cover Page Interactive Data File (formation in Inline XBRL and contained in Exhibit 101)
*

Filed Herewith
**

Furnished Herewith

†

Indicates a management contract or compensatory plan arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its
behalf by the undersigned thereunto duly authorized.
CrossFirst Bankshares, Inc.
November 8, 2022 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)