Form 10-K
period 2022-12-31
CROSSFIRST BANKSHARES, INC.
filed 2023-03-03
CIK 1458412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2022

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
(
913
)
901-4516

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbol Name of each exchange on which registered
Common Stock, par value $0.01 per share
CFB
The Nasdaq

Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant
included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐

No
☒
As of June 30, 2022, the aggregate market value of voting stock held by nonaffiliates of the Registrant was $
598,256,894

(based on the June 30,
2022, closing price of CrossFirst Bankshares, Inc. Common Shares of $13.20 as reported on the NASDAQ Global Select Market).
As of February 23, 2023, the registrant had
48,494,877

shares of common stock, par value $0.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to its 202

3

annual meeting of stockholders, which will be filed with the
Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE

ABOUT FORWARD-LOOKING STATEMENTS
Statements made in this report, the annual report to shareholders of which this report is made a part, other reports and proxy
statements filed with the SEC, communications to shareholders, press releases and oral statements made by representatives of the Company
that are not historical in nature, or that state the Company's or management's intentions,

hopes, beliefs, expectations, plans, goals or
predictions of future events or performance, may constitute "forward

-looking statements" within the meaning of Private Securities Litigation
Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,”
“could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,”

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
• uncertain or unfavorable general economic or market conditions, including possible slowing or recessionary economic conditions
and continuing or increasing inflation, and other conditions affecting our market areas in Kansas, Missouri, Oklahoma, Texas,
Arizona, Colorado and New Mexico, including a decrease in or the volatility of oil and gas prices or agricultural commodity
prices within the region;
• changes in the anticipated rate hikes by the Federal Open Market Committee;
• fluctuations in interest rates and the fair value of our investment securities,

which could have an adverse effect on our profitability;
• the geographic concentration of our markets in Kansas, Missouri, Oklahoma, Texas, Arizona, Colorado and New Mexico;
• concentrations of loans secured by real estate and energy located in our market areas;
• risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that
secure such loans;
• borrower and depositor concentration risks;
• risks associated with the continued outbreak of COVID-19 and its variants;
• our ability to maintain our reputation;
• our ability to successfully manage our credit risk and the sufficiency of our allowance;
• reinvestment risks associated with a significant portion of our loan portfolio maturing in one year or less;
• our ability to attract, hire and retain qualified management personnel;
• our dependence on our management team, including our ability to retain executive officers and key employees and their client and
community relationships;
• competition from banks, credit unions and other financial services providers;
• our ability to maintain sufficient liquidity and capital;
• system failures, service denials, cyber-attacks and security breaches;
• our ability to maintain effective internal control over financial reporting;
• employee error, fraudulent activity by employees or clients and inaccurate or incomplete information about our clients and
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
2022 Form 10-K Annual Report

Part
Item
Number Section
Page
Number
I
1
Business
5
1A
Risk Factors
16
1B
Unresolved Staff Comments
29
2
Properties
29
3
Legal Proceedings
29
4
Mine Safety Disclosures
29
Information About Our Executive Officers
29
II
5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
30
6
[Reserved]
32
7
Management’s Discussion and Analysis of Financial Condition and Results of Operations
32
7A
Quantitative and Qualitative Disclosures about Market Risk
54
8
Financial Statements and Supplementary Data
55
Report of FORVIS, LLP Independent Registered Public Accounting Firm
56
Consolidated Financial Statements and Related Notes
Consolidated Statements of Financial Condition
58
Consolidated Statements of Operations
59
Consolidated Statements of Comprehensive (Loss) Income
60
Consolidated Statements of Stockholders’ Equity
61
Consolidated Statements of Cash Flows
62
Notes to Consolidated Financial Statements
63
9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
107
9A
Control and Procedures
107
9B
Other Information
107
9C

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
107
III
10
Directors, Executive Officers and Corporate Governance
108
11
Executive Compensation
108
12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
108
13
Certain Relationships and Related Party Transactions and Director Independence
109
14
Principal Accountant Fees and Services
109
IV
15
Exhibits and Financial Statement Schedules
109
(a) (1) Financial Statements - See listing in Item 8 above
(a) (2) Financial Statement Schedules - None required
(a) (3) Exhibits
16
Form 10-K Summary
111
Signatures
112

Part I
ITEM 1.

BUSINESS
Our Company
CrossFirst Bankshares, Inc., a Kansas corporation and registered bank holding company (the “Company”), is the holding company for
CrossFirst Bank (the “Bank”). The Company was initially formed as a limited liability company, CrossFirst Holdings, LLC, on September 1,
2008,

to become the holding company for the Bank and converted to a corporation in 2017. The Bank was established as a Kansas state-
chartered bank in 2007 and provides a full suite of financial services to businesses, business owners, professionals, and their personal
networks through our branch offices located in Kansas, Missouri, Oklahoma, Texas,

Arizona,

Colorado and New Mexico.
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
Since opening our first branch in 2007, we have grown organically primarily by establishing new branches, attracting new clients and
expanding our relationships with existing clients, as well as through three strategic acquisitions.

Since inception, our strategy has been to be a
trusted partner providing customized financial solutions for our clients,

which we believe has driven value for our stockholders.

We are
committed to a culture of serving our clients and communities in extraordinary ways by providing personalized, relationship-based banking.
We believe that success is achieved through establishing and growing the trust of our clients, employees, stockholders,

and communities. We
remain focused on growth and are equally focused on building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:
•

Continue organic growth;
•

Selectively pursue opportunities to expand through acquisitions or new market development;
•

Improve financial performance;
•

Attract, retain and develop talent;
•

Maintain a branch-light business model with strategically placed locations;

and
•

Leverage technology to enhance the client experience and improve profitability.
Developments during the Fiscal Year ended December 31, 2022
In May of 2022, the Company announced a new share repurchase program under which we could repurchase up to $30 million of
Company common stock. This program remains in effect. The Company completed the share repurchase program previously announced in
October 2021 during the third quarter of 2022. During 2022, the Company repurchased $36 million, representing 2,448,428 common shares, at an average price per share of $14.61 under both repurchase programs.

The Company announced on June 13, 2022, an agreement under

which CrossFirst Bank would acquire Central Bancorp, Inc.’s bank subsidiary, Farmers & Stockmens Bank (“Central”),

in an all-cash transaction. The transaction was closed on November 22, 2022.

In June 2022, Amy Abrams was appointed as the Company’s General Counsel and Corporate Secretary.
In June of 2022, the Company announced the promotion of W. Randall Rapp, the Bank's current

Chief Risk and Credit Officer, to the
position of President of the Bank, to be effective July 1, 2022.

In his new role, Mr. Rapp has responsibility for production, credit, operations, risk and technology of the Bank and reports to the Chief Executive Officer of the Bank and the Company.

In connection with his promotion,
Mr. Rapp relinquished the position of Chief Risk and Credit Officer of the

Bank. With this promotion, the roles of President and Chief
Executive Officer of the Bank, formerly held by Michael J. Maddox, were split, and Mr. Maddox continues as the Chief Executive Officer of the Bank and President and Chief Executive Officer of the Company.

Jenny Payne was named Chief Risk Officer of the Bank, and Tom
Robinson was named Chief Credit Officer of the Bank.

We continued our expansion into high growth metro markets such as: Frisco, Phoenix,

Denver, and Colorado Springs, and we added
and expanded industry verticals including Sponsor Finance,

Financial Institutions, SBA, Residential

Mortgage and Franchise Finance.

We launched our new digital banking platform in the fourth quarter, providing enhanced online tools and resources for our clients. The
Q2 platform provides a responsive design with features and functionality parity between online and mobile banking and gives the Company
the ability to enhance our digital client experience with additional revenue generating opportunities.
Products and Services
The Bank operates as a regional bank providing a broad offering of deposit and lending products to commercial and consumer clients.
The Bank’s branches are strategically located in Kansas, Missouri,

Oklahoma, Texas, Arizona, Colorado and New Mexico.

Our approach to
banking starts with our extraordinary service commitment. Our approach is highly tailored to our clients with the ability to customize products and services to meet our clients’ individual needs. In addition to our branch locations, we also offer private banking solutions and
commercial banking solutions.

Private banking services offer clients an enhanced level of service through the support of a dedicated Private
Banker. Our commercial banking teams are run by experienced business leaders who understand the unique challenges and opportunities that
come from running and growing a business. Our commercial banking solutions across lending, deposits and treasury management are
designed to meet the needs of our client regardless of size or industry. We serve consumer clients though our branch network as well as our
digital banking products.

We focus on the following loan categories: (i) commercial and industrial loans,

including enterprise value lending; (ii) commercial real
estate loans; (iii) construction and development loans, including home builder lending; (iv) residential real estate loans; (v) multifamily real estate loans; (vi) energy loans; (vii) Small Business Administration (“SBA”) loans; (viii) consumer loans

;

and (ix) secondary market
mortgage loans.
We also offer deposit banking products including: (i) personal and business checking and savings accounts; (ii) international banking
services; (iii) treasury management services; (iv) money market accounts;

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
Human Capital Resources
Employee Profile
As of December 31, 2022, the Company had 465 full-time equivalent employees primarily in locations across the states of Kansas,
Missouri, Oklahoma, Texas,

Arizona,

Colorado and New Mexico; however, technology has allowed us to expand our reach to include a larger
demographic with more remote employees working outside of our physical locations and throughout the country. None of our employees are
parties to a collective bargaining agreement, and we consider our relationship with our employees to be good.

During fiscal year 2022 we
hired 212 employees (including as part of the acquisition of Farmers & Stockmens

Bank). Our regretted turnover rate was 14.6% in fiscal
year 2022, which we believe was due primarily to a competitive labor market and a shortage of talent.

We believe a diverse

workforce is critical to long-term success and seek to build and maintain a diverse and inclusive environment.

As of
December 31, 2022, approximately 61% of our current workforce self-identifies as female and 39% as male.

As of December 31, 2022, 45%
of our executive and senior leadership team self-identifies as female.

Culture
We strive to attract, retain, and develop top talent with diverse knowledge, perspectives,

and experience to achieve our strategic
objectives.

Our Chief Human Resources Officer, reporting directly to our Chief Executive Officer,

oversees our human capital management
strategies. In addition, our Board of Directors is actively involved in our human capital management in its oversight of our long-term strategy and through its committees and engagement with management.
We have a strengths-based culture where our employees utilize their strengths to set the course and are empowered to deliver
extraordinary services for our clients. We strive to maintain our high-performing culture and be an “employer of choice” by creating an
inclusive environment that attracts and retains high-quality, engaged employees who embody our core values of character, competence,

commitment and connection. We are focused on sourcing and hiring talent that will be a cultural fit to our core values and have backgrounds
that are as diverse as the clients we serve.

Pay Equity
We believe our

employees should be compensated on their experience and performance for the roles they fulfill,

and our goal is to
attract, retain and develop top-quality talent. To

deliver on that commitment, we set pay ranges based on banking market data and consider
factors such as an employee’s role

and experience, the location of their job, and their performance. We also regularly review our
compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

Diversity, Equity and Inclusion
We believe that an equitable and inclusive environment with diverse teams supports our core values and strategic initiatives.

We are
focused on maintaining and enhancing our inclusive culture through our CrossFirst Cares program, which represents our initiatives and efforts to support the diverse thoughts, ideas and perspectives of our employees and their wellbeing. Our IDEA Champions employee
resource group is focused on promoting diversity, equity and inclusion,

while supporting CrossFirst’s core values and strengths-based culture. These groups enhance an inclusive culture through company events, participation in our recruitment efforts, training opportunities,
and input into our development strategies. During 2022, we provided unconscious bias training for all employees.
Compensation and Benefits Program
As part of our compensation philosophy, we offer and maintain competitive total rewards programs to attract and retain superior talent throughout our market footprint. In addition to competitive base pay, we also offer annual incentive opportunities, long-term incentive opportunities, a Company-augmented Employee Stock Ownership Plan,

Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, a Volunteer Time Off (“VTO”) program, flexible work
schedules, and employee assistance programs.
Community Involvement
We build strong relationships within the communities we serve, and we support the passions of our employees. We encourage our
employees to volunteer their time and talent by serving on boards and supporting the communities where they live and work.

We understand that helping our employees devote their energies to causes that matter to them, to their communities and to those
individuals who are most in need makes a broader impact. Our CrossFirst VTO program provides paid leave for these volunteer activities.

Our spirit of employee giving is also championed through our Generous

Giving Program.

Through this program, we offer every
employee the opportunity to provide financial support for others by matching up to $500 per employee gift, per year. Our Generous Giving
Program is designed to give our employees additional resources to make a difference in people’s lives. Since its inception in 2017, our
Generous Giving Program donations total approximately $490

thousand.
We focus on giving back to the communities we serve and providing opportunities to our employees to share in that effort.

At the
same time, we recognize that participating in these activities enriches all our lives.
Workplace Health, Safety and Wellness
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health,
safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health
and welfare programs. This includes offering benefits to support their physical and mental well-being; providing tools and resources to help improve or maintain their health status; and offering choices where possible for employees to customize their benefits to meet their needs and the needs of their families. The COVID-19 pandemic led us to evaluate our operating environment to ensure our employees were able to
continue working safely.

As a result, we implemented significant changes including providing flexible work from home options for a large
percentage of our employees, while implementing additional safety measures for employees continuing critical on-site work. We have
continued to offer these for the benefit of our employees, clients and communities.
Annually, we conduct an all-employee engagement and satisfaction survey. We consistently have 90% participation in our engagement survey, scoring in the top third of companies compared to other Gallup organizations,

with over 67% of our employees who are classified by
Gallup as highly engaged.

During 2022, the Company received the WELL Health-Safety Rating through the International WELL Building Institute. This rating is an evidence-based, third-party verified rating for all new and existing buildings focused on operational policies, maintenance protocols,
stakeholder engagement, and emergency plans to address a post COVID-19 environment.

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

In 2022, over 17% of our
current employees were promoted into roles with increased responsibilities. The addition of new employees and external ideas supports our
culture of continuous improvement and a diverse and inclusive workforce.

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

-Frank Act.
The Basel III Capital Rules require the Company and the Bank to comply with four minimum capital standards: (i) a tier 1 leverage
ratio of at least 4.0%; (ii) a CET1 to risk-weighted assets of at least 4.5%; (iii) a tier 1 capital to risk-weighted assets of at least 6.0%; and (iv)
a total capital to risk-weighted assets of at least 8.0%. CET1 capital is generally comprised of common stockholders’ equity and retained
earnings subject to applicable regulatory adjustments. Tier 1 capital is generally comprised of CET1 and additional tier 1 capital. Additional
tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. We are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as additional tier 1 capital. Total capital includes tier 1 capital (CET1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is generally comprised
of capital instruments and related surplus meeting specified requirements,

and may include cumulative preferred stock and long-term
perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in tier 2 capital is the allowance for credit losses (“ACL”), formerly known as the allowance for loan and lease losses (“ALLL”), limited to a
maximum of 1.25% of risk-weighted assets. The calculation of all types of regulatory capital is subject to deductions and adjustments
specified in the regulations.
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
As of December 31, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage
requirements under the Basel III Capital Rules.

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

As of December 31, 2022, the Bank met the requirements for being deemed

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

FDIC determined that the institutions’ local market rate
was above the national rate. As of December 31, 2022, the Bank was eligible to accept brokered deposits without a waiver from the FDIC
and was not subject to the deposit rate cap.
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
An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 42 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit
base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total
assets minus average tangible equity.
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

31, 2022.
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

50% of the capital of the bank. The Bank’s legal lending
limit to any one borrower was $176 million as of December 31, 2022.
Safety and Soundness Standards/Risk Management
The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal
audit systems, loan documentation, credit underwriting, interest rate exposure,

asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is
responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in
the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the
deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth,
require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any
action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness
guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
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
The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a
performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance
rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural
requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The

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

On December 18, 2015, the federal banking
agencies jointly issued a ‘‘statement on prudent risk management for commercial real estate lending’’ reminding financial institutions of
developing risk management practices. See also “Risk Factors—A concentration in commercial real estate lending could cause our regulators
to restrict our ability to grow” in this Form 10-K.
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
(i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any
deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal

supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory
capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to
incentive compensation for all banks with more than $1 billion in assets, those rules have not yet been finalized. The scope and content of the
U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.
The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non

-binding ‘‘say-on-pay’’ vote
in their proxy statement by which stockholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation,

or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction
(frequently referred to as ‘‘say-on-golden parachute’’ vote). Other provisions of the Dodd-Frank Act may impact our corporate governance.
For instance, the SEC adopted rules prohibiting the listing of any equity security of a company that does not have a compensation committee
consisting solely of independent directors, subject to certain exceptions.

In addition, the SEC adopted rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements,

as required under Dodd-Frank. Those rules, however, remain subject to final
listing standards to be issued by national securities exchanges. Additionally, the Company is an emerging growth company (“EGC”) under
the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and therefore subject to reduced disclosure requirements related to, among other things, executive compensation.
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
Website Access to Company

Reports
The Company’s annual reports on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website (investors.crossfirstbankshares.com)

as soon as reasonably practicable
after such material is electronically filed with, or furnished to, the SEC. In addition,

copies of the Company’s annual report will be made
available, free of charge, upon written request. The Company does not intend for information contained in its website to be part of this annual
report on Form 10-K.

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
Our business and operations, which primarily consist of lending money to clients in the form of loans and borrowing money from
clients in the form of deposits, are sensitive to general economic conditions,

particularly in Kansas, Missouri, Oklahoma, Texas,

Arizona,
Colorado and New Mexico.

Unfavorable or uncertain economic and market conditions, including slowing or recessionary economic
conditions, may constrain our growth and profitability from our lending and deposit operations, lead to credit quality concerns related to borrower repayment ability and collateral protection and reduce demand for the products and services we offer. Increases in inflation can adversely

affect the value of our investment securities, increase the costs of our business operations and adversely affect the ability of our
clients to repay their loans with us. The annual inflation rate in the United States has increased since 2021.

Our business is also significantly
affected by monetary and other regulatory policies, which are influenced by macroeconomic conditions and other factors beyond our control.
The Federal Reserve Board has increased the target federal funds rate several times beginning in 2022. Uncertainty surrounding the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates are concerns for businesses, consumers and investors. Adverse economic conditions and governmental policy responses to such conditions could have a
material adverse effect on our business, financial position, results of operations and growth prospects.
Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.
Our profitability depends in substantial part on our net interest income, which depends on many factors that are partly or completely
outside of our control, including competition, economic conditions and monetary and fiscal policies. Since March 2022, in response to inflation, the target range for the federal funds rate has been steadily increasing.

As it seeks to control inflation without creating a recession, the Federal Reserve has indicated further increases are expected.

If the targeted federal funds rates are increased, overall interest rates will likely continue to rise, which will positively impact our net interest income but may negatively impact our ability to originate loans and deposits, reduce the carrying value of assets on our consolidated statements of financial position, reduce the value and marketability of loan collateral and create higher payment burdens for our borrowers (which may increase potential for default). The ratio of variable- to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans and the ratio of our demand, money market and savings deposits to certificates of deposit (and their time periods) are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will continue to have competitive pressure to increase the rates we pay on deposits. If we continue to increase interest rates paid to retain deposits, our
earnings may be adversely affected. Fluctuations in

market rates and other market disruptions are neither predictable nor controllable

and
may adversely affect our financial condition, earnings and results of operation

s. Stockholders' equity, specifically accumulated other
comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our securities
available-for-sale, net of deferred income taxes. Increases in long term interest rates generally decrease the fair value of securities available-
for-sale, which adversely impacts stockholders' equity.
We may not be able to implement aspects of our growth strategy, which may adversely affect our ability to maintain our
historical earnings trends.
We may not be able to sustain our growth at the rate we have enjoyed during the past several years, which has been driven primarily
by new market expansion, the strength of commercial and industrial and real estate lending in our market areas and our ability to identify and attract high caliber experienced banking talent. A downturn in local economic market conditions, our failure to attract and retain high performing personnel and the inability to attract core funding and quality lending clients, among other factors, could limit our ability to grow at the rate we have in the past. Additionally, expenses may grow at a greater rate than revenues. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Any limitation on our ability to grow may have a negative effect on our
business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching,
mergers and acquisitions, new lines of business, or new offerings of services, products or product enhancements.
If our business continues to grow as anticipated, we may become more susceptible to risks related to both general growth and specific
areas of growth. Generally, risks are associated with attempting to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting and credit monitoring procedures, maintaining an adequate allowance for loan losses, controlling concentrations and complying with regulatory or accounting requirements. Such risks may result in, among other effects, increased loan
losses, reduced earnings, potential regulatory penalties and future restrictions on growth. We may also be exposed to certain risks associated with the specific components of our growth strategy, as discussed in more detail below.
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

Mergers and Acquisitions : As part of our growth strategy, we may continue to pursue mergers and acquisitions of banks and non-
bank financial services companies within or outside our principal market areas. Mergers and acquisitions, including our recently completed acquisition of Farmers & Stockmens Bank, involve numerous risks associated with entry into new markets or locations; integration and
management of the combined entities; diversion of financial and management resources from existing operations; assumption of
unanticipated problems, such as non-performing loans and latent liabilities; unanticipated costs; and potential future impairments to goodwill
and other intangible assets. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be
diluted, which could affect the market price of our common stock. As a condition to receiving regulatory approval, we may also be required
to sell banking locations, which may not be preferable or may reduce the benefit of the acquisition. The failure to obtain these regulatory
approvals could impact our business plans and restrict our growth.

New Lines of Business, Services, Products or Product Enhancements : From time to time, we may implement or acquire new lines of business or offer new services, products or product enhancements. There are substantial risks and uncertainties associated with developing, implementing and marketing such offerings, including significant investment of financial and other resources, inability to accurately estimate price and profitability targets, failure to realize expected benefits, regulatory compliance and shifting market preferences.

Failure to adequately manage any of the preceding risks could have an adverse effect on our business, financial condition and results
of operations.
Phase-out of the London Inter-Bank Offered Rate (“LIBOR”) and uncertainty relating to alternative reference rates may
adversely affect our results of operations.
LIBOR is used extensively as a reference rate for various financial contracts,

including adjustable-rate loans, asset-backed securities
and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends
to stop persuading or compelling banks to submit LIBOR rates after 2021,

which date was later extended to June 30, 2023. Accordingly, continuation of LIBOR cannot be guaranteed after June 30, 2023 and alternative reference rates must be established. Regulators, industry
groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things,

published recommended fallback
language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight
Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar

LIBOR), and proposed implementations of the recommended
alternatives in floating rate instruments. Management continues to evaluate the impact of this transition as it relates to new and existing contracts and clients and has included fallback language in new loan documents since 2017. Starting in 2021, we no longer use LIBOR on
new loans.

Uncertainty as to the nature and effect of such reforms

and actions may adversely affect our financial condition or results of operations, including the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives.

Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us), which may also result in adversely
affecting our financial condition or results of operations.

Such transition may also result in litigation with counterparties impacted by the
transition as well as increased regulatory scrutiny and other adverse consequences. In addition, any replacement benchmark ultimately adopted as a substitute for LIBOR, including SOFR, may behave differently than LIBOR in a manner detrimental to our financial
performance. At December 31, 2022, $0.7 billion of our loans were tied to

LIBOR.

The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2022, 2021 and 2020, the fair value of our investment securities portfolio was approximately $687 million,
$746 million and $655 million, respectively. Factors beyond our control can significantly influence the fair value of securities in our portfolio and may cause potential adverse changes to the fair value of these securities. These factors include,

but are not limited to, rating agency
actions, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital
markets. In addition, our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market
conditions could result in a decline in the value of our investment securities portfolio.

These and other factors could cause realized or
unrealized losses in future periods and declines in other comprehensive income and the value of our common stock, any of which could materially and adversely affect our business, results of operations, financial condition and prospects.

Our business is highly susceptible to credit risk.
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

Similarly, we have credit risk embedded

in our securities portfolio.

Adverse
credit factors could result in higher delinquencies and greater charge

-offs or losses in future periods which could materially and adversely
impact us.

We have credit exposure to the energy industry.
We have credit exposure to the energy industry in each of our primary markets and across the United States. A

downturn or lack of
growth in the energy industry and energy-related business could adversely affect our clients which may lead to higher delinquencies and greater charge-offs in future periods. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse
impacts that are difficult to isolate or quantify, all of which could have a material adverse effect on us. Additionally, to the extent that climate change and responses to climate change negatively impact the businesses and financial condition of our clients in the energy industry, the credit risk associated with loans and other credit exposures to those clients may increase.
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

The guidelines identify the following as preliminary indications of possible CRE concentration risk: (i) the institution’s
total construction, land development and other land loans represent 100% or more of total capital and reserves; or (ii) total CRE loans as defined in the guidance, or Regulatory CRE, represent 300% or more of the institution’

s

total capital and reserves and the institution’s
Regulatory CRE has increased by 50% or more during the prior 36-month period. We believe that the CRE Concentration Guidance is
applicable to us. Our CRE portfolio was 318%

of total capital and reserves at December 31, 2022. The FDIC or other federal regulators may become concerned about our CRE loan portfolio and they could limit our ability to grow by restricting approvals of new branches and other
growth opportunities or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
As of December 31, 2022, approximately 87% of our loan portfolio related to commercial-based lending. Commercial purpose loans are often larger and involve greater risks than other types of lending. Repayment of these loans often depends on the successful operation or
development of the property or business involved and are highly sensitive to adverse conditions in the real estate market or the industry in which the business operates or the general economy. Accordingly, a downturn in the real estate market or other industry in which the business
operates or the general economy could impair the borrowers’ ability to repay and heightens our risk related to commercial purpose loans,
particularly CRE loans. Losses incurred on a small number of commercial purpose loans could have a material adverse impact on our
financial condition and results of operations due to the larger-than-average size of each commercial purpose loan and collateral that is
generally less readily-marketable.

Because a portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real
estate values could impair the value of collateral securing our real estate loans and result in loan and other losses.
Adverse changes affecting real estate values or operating cash flows of real estate, particularly in the markets in which we operate, could increase the credit risk associated with our loan portfolio and could result in losses that adversely affect credit quality and our financial condition and results of operation. Market value of real estate can fluctuate significantly in a short period of time. Negative changes in the economy affecting real estate values or operating cash flows in our market areas could significantly impair the value and marketability of property pledged loan collateral and may require us to increase our allowance for loan losses, any of which could have a material adverse
impact on our business, results of operations and growth prospects.
Our largest loan relationships make up a significant percentage of our total loan portfolio.
As of December 31, 2022, our 25 largest borrowing relationships totaled approximately

$1.9 billion in total commitments
(representing, in the aggregate, 24% of our total outstanding commitments as of December 31, 2022). Our five largest borrowing
relationships, based on total commitments, accounted for 9% of total commitments as of December 31, 2022. This concentration of
borrowers may expose us to material losses if one or more of these relationships becomes delinquent or suffers default. The allowance for
loan losses may not be adequate to cover such losses and any loss or increase in the allowance would negatively affect our earnings and
capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and
inhibit our ability to execute our business plan.
A portion of our loan portfolio

is comprised of participation and syndicated transaction interests, which could have an
adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.
As of December 31, 2022, we had $68 million of purchased loan participations from other financial institutions and a combination of
shared national credits and syndication interests purchased totaling $440 million. Although we comply with our general underwriting criteria on these loan participations and syndicated loans, these loans may have a higher risk of loss than loans we originate and administer.

In such
transactions in which we are not the lead lender, we rely in part on the lead lender or the agent, as the case may be, to monitor the
performance of the loan and provide information that we use to classify the loan and associated loan loss provisions. If our underwriting or
monitoring of these loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Our levels of non-performing assets could increase, which would adversely affect our results of operations and financial
condition and could result in losses in the future.
As of December 31, 2022, our non-performing loans (which consist of non-accrual loans, loans past due 90 days or more and still
accruing interest and loans modified under troubled debt restructurings that are not performing in accordance with their modified terms)
totaled $12 million and our non-performing assets (which include non-performing loans plus other real estate owned) totaled $13 million.
However, we can give no assurance that our non-performing assets will continue to remain at these levels and we may experience increases
in non-performing assets in the future. Non-performing assets adversely affect our management resources, net income, risk profile and capital maintenance levels, efficiency ratio and returns on assets and equity, any of which may adversely affect us.
Our allowance may not be adequate to cover actual credit losses on loans.
A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans.
We maintain an allowance in accordance with GAAP to provide for such defaults and other non-performance. The amount of future losses is
susceptible to changes in economic, operating and other conditions, including changes in interest rates and inflationary or recessionary
trends,

many of which are beyond our control. We early adopted the Current Expected Credit Losses

(“CECL”) model on January 1, 2022;
under CECL, we are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. Our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not
prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our net income and regulatory capital.
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

.

We must also hire and retain qualified banking personnel to
continue to grow our business. Competition for skilled personnel in the financial services and banking industry is significant and costs associated with incenting and retaining skilled personnel may be material and continue to increase. If we are unable to hire and retain qualified personnel or successfully address management succession issues, we may be unable to successfully execute our business strategy
and manage our growth, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on short-term funding, which can be adversely affected by local and general economic conditions.
As of December 31, 2022, approximately

$5 billion, or 83%, of our deposits consisted of demand, savings, money market and transaction accounts (including negotiable order of withdrawal accounts). The approximately $1 billion remaining balance of deposits
consisted of certificates of deposit, of which approximately $589 million, or

10% of our total deposits, was due to mature within one year.
Based on our experience, we believe that our savings, money market and non-interest-bearing accounts are relatively stable sources of funds.
Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by general
economic conditions. In addition, as market interest rates rise, we will continue to have competitive pressure to increase the rates we pay on deposits. If we continue to increase interest rates paid to retain deposits, our earnings may be adversely affected.
Our largest deposit relationships currently make up a significant percentage of our deposits and the withdrawal of deposits
by our largest depositors could force us to fund our business through more expensive and less stable sources.
At December 31, 2022, our 25 largest depositors accounted for 25% of our total deposits and our five largest depositors accounted for
12% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related client groups could force us
to rely more heavily on borrowings and other sources of funding to meet business and withdrawal demands, adversely affecting our net
interest margin and results of operations. Such circumstances may require us raise deposit rates to attract new deposits and rely more heavily on other funding sources that could be more expensive and less stable. Under applicable regulations, if the Company was no longer “well-
capitalized,” we would be required to obtain FDIC approval to accept brokered deposits and could also be subject to a deposit rate cap prohibiting us from paying in excess of 75 basis points above national deposit rates.
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and failure to
maintain sufficient liquidity could materially adversely affect our growth,

business, profitability and financial condition.
Liquidity is essential to our business, sufficient levels of which are required to fund asset growth, serve client demand for loans, pay
our debt obligations and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they
come due because of an inability to liquidate assets or obtain adequate funding without adverse conditions or consequences. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding, market-wide phenomena such as market
dislocation and major disasters and a high concentration of large depositors

.

The Bank’s primary funding source is client deposits. Other
sources of funding may include advances from the Federal Home Loan Bank (“FHLB”),

the Federal Reserve Bank of Kansas City (“FRB”)
and our acquisition of brokered deposits, internet subscription certificates of deposit and reciprocal deposits through the Intrafi Network.
Although the Bank has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through deposits, borrowings, the sale of loans, securities and other sources could have a
substantial negative effect on liquidity. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material
adverse effect on our financial condition and results of operations and could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.

We may not be able to maintain sufficient capital in the future, which may adversely affect our financial condition, liquidity,
results of operations and our ability to maintain regulatory compliance.
Our business strategy calls for continued growth. We may need to raise additional capital in the future to support our continued
growth and to maintain our required regulatory capital levels. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market
conditions and governmental activities, our financial condition and performance and competition with other financial institutions for capital sources. We cannot guarantee that we will be able to raise additional capital in the future on acceptable terms, which may adversely affect our
liquidity, growth strategy, financial condition and results of operations.
We face strong competition from banks, credit unions, financial technology or Fintech companies and other financial
services providers that offer banking services, which may limit our ability to attract and retain banking clients.
Competition in the banking industry generally, and in our primary markets specifically, is intense. Competitors include banks and
other financial services providers, such as savings and loan institutions, brokerage firms, credit unions, mortgage banks and other financial
intermediaries. In particular, we compete with larger national and regional financial institutions, whose greater resources afford them many competitive advantages.

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

Additionally, we face growing competition from so-called “online businesses”
with few or no physical locations, including financial technology companies,

online banks, lenders and consumer and commercial

lending
platforms and automated retirement and investment service providers

.

New technology and other changes increasingly allow parties to effectuate online financial transactions with little to no involvement from banks, including bill payment, funds transfers and maintenance of funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.

The process of eliminating banks as
intermediaries, known as “disintermediation,” could reduce our income from fees and deposits. Ultimately, we may be unable to compete successfully against current and future competitors, which may reduce our revenue stream and prevent us from growing our loan and deposit portfolios, any of which may adversely affect our results of operations and financia

l

condition.

Our risk management framework may not be effective in mitigating risks or losses to us, and we may incur losses due to
ineffective risk management processes and strategies.
Our risk management framework is comprised of various processes, systems and strategies designed to manage our risk exposure,
including credit, liquidity, interest rate, price, operational, reputation,

strategic and compliance risks. Our framework also includes financial or other modeling methodologies that involve highly subjective management assumptions and judgment. Our risk management framework
may not be effective under all circumstances and may not adequately mitigate risks or losses, which could result in adverse regulatory
consequences and unexpected losses and our business, financial condition,

results of operations or growth prospects could be materially and adversely

affected. We may also be subject to potentially adverse regulatory consequences.
We are required to make significant judgments, assumptions and estimates in the preparation of our financial statements and our judgments, assumptions and estimates may not be accurate.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions
and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting
policies and estimates, which are included in the section captioned “Management’s

Discussion and Analysis of Financial Condition and
Results of Operations,” describe those significant accounting policies and estimates used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments,

assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly
from the judgments, assumptions and estimates in our critical accounting policies and estimates, those events or regulatory views could have a material impact on our consolidated financial statements and related disclosures,

in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.
If we fail to maintain effective internal control over financial reporting,

we may not be able to report accurate and timely
financial results, which may cause material harm to our business.
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting and for
evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. Unless we remain an emerging growth company, our independent registered public accounting firm may be required to provide an attestation report on the effectiveness of our internal control over financial reporting. We will continue to periodically test and update, as
necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment,

and any future failure to maintain effective internal control over financial reporting could impair the
reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of
our financial reports and our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory
penalties.
Failure to keep pace with technological change could adversely affect our business.
Advances and changes in technology could significantly affect our business, financial condition, results of operations and future
prospects. The financial services industry is continually undergoing rapid technological change with frequent introductions of new
technology-driven products and services. Failure to successfully keep pace with technological change affecting our industry could harm our ability to compete effectively. Many of our competitors have substantially greater resources to invest in technological improvements. We face many challenges, including the increased demand to provide clients electronic access to their accounts and the cost and implementation of
systems to perform electronic banking transactions. Our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. We may not be able to effectively or timely implement new technology-driven products and
services or be successful in marketing these products and services to our clients. As these technologies are improved in the future, we may be

required to make significant capital expenditures in order to remain competitive,

which may increase our overall expenses and have a
material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to cybersecurity threats and potential security breaches and our efforts to minimize or respond to such
threats may not be effective to prevent significant harm to the Company.
We conduct a portion of our business over the Internet. We rely heavily upon data processing,

software, communications and
information systems from a number of third parties to conduct our business. Our business involves the storage and transmission of clients’
proprietary information and security breaches could expose us to the risk of loss or misuse of such information, litigation and potential liability. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events.

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

While we believe we are in compliance with all applicable privacy and data security laws, an incident could put our client’s
confidential information at risk and expose us to significant liability. We have been the target of data and cyber security attacks and

may
experience attacks in the future. While we have not experienced a material cyber-incident or security breach that has been successful in
compromising our data or systems to date, we can never be certain that all of our systems are entirely free from vulnerability to breaches of
security or other technological difficulties or failures. The perpetual evolution of known cyber-threats requires us to devote significant resources to maintain, regularly update and backup our data security systems and processes, as we may not be able to anticipate, or effectively implement preventative measures against, all cyber-attacks. A security breach or other cyber-incident could have an adverse impact on, among other things, our revenue, ability to attract and maintain clients and our reputation. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability, all of which could have a material adverse effect on our business, financial condition, results of operations,

system availability and operational support.
We rely on client, counterparty and third-party information, which subjects us to risks if that information is not accurate or
is incomplete.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we rely on information furnished
to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also rely on
representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify client information that we use in deciding
whether to extend credit or to agree to a loan modification, including employment,

assets, income and credit score, not all client information
is independently verified and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk
of loss associated with the misrepresentation. We may not detect all misrepresented information in our approval process. Any such
misrepresented information could adversely affect our business, financial condition and results of operations.
We are subject to certain operating risks related to employee error and client, employee and third-party misconduct, which
could harm our reputation and business.
Employee error or employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our
reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee error or misconduct and the
precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified.
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

As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees,
clients and other third parties targeting us and our clients or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although the Company devotes substantial resources to maintaining
effective policies and internal controls to identify and prevent such incidents,

given the increasing sophistication of possible perpetrators, the

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
We depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core
systems processing, essential web hosting and other internet systems, loan and deposit processing and other processing services from third-
party service providers. If these third-party service providers experience financial, operational or technological difficulties or terminate their services and we are unable to replace them with other service providers,

our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business,
financial condition and results of operations.
We follow a relationship-based operating model and negative public opinion could damage our reputation and adversely
impact our earnings.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative
public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action and
adversely affect our results of operations. Although we take steps to minimize reputation risk in dealing with our clients and communities,
this risk will always be present given the nature of our business.
If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.
We rely on a combination of copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our
intellectual property rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm.
We may also be required to spend significant resources to monitor and police our intellectual property rights. Some of our competitors
may independently develop similar technology, duplicate our products or services or design around our intellectual property and in such cases we may not be able to assert our intellectual property rights against such parties.

Further, our contractual arrangements may not
effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual
property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may
not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third-party intellectual
property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry,
aspects of our business and our products and services rely on technologies developed or licensed by third parties and we may not be able to
obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

We may be exposed to risk of environmental liabilities or failure to comply with regulatory requirements with respect to
properties to which we take title.
In the course of our business, we may foreclose and take title to real estate and these properties could subject us to environmental
liabilities and other federal, state or local regulatory requirements, such as the Americans with Disabilities Act. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant expenditures. We may be held
liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these
parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with these investigation or remediation activities could be substantial. In addition, if we
are the owner or former owner of a contaminated site, we may be subject to claims and damages from third parties related to environmental
contamination emanating from the property. In addition, we could be required to cure deficiencies with local building codes, requirements under the Americans with Disabilities Act, or other federal, state or local property regulation requirements. If we ever become subject to significant environmental liabilities or costs or fail to comply with regulatory requirements with respect to these properties, our business,
financial condition, liquidity and results of operations could be materially and adversely affected.
The costs and effects of litigation, regulatory actions, investigations or similar matters, or adverse facts and developments
related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is
inherently difficult to assess the outcome of these matters and we may not prevail in proceedings or litigation. Insurance may not cover all such claims or losses, our indemnification rights may not be honored and we may suffer damage to our reputation, regardless of the merit or eventual outcome of a claim. The ultimate judgments or settlements in any litigation or investigation could have a material adverse effect on
our business, financial condition and results of operations. In addition,

premiums for insurance covering the financial and banking sectors are
rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement
policies with acceptable terms or at historic rates, if at all.
We also participated in the Paycheck Protection Program, or PPP, a government lending program implemented to aid individuals and
businesses in connection with the COVID-19 pandemic. As of December 31, 2022, approximately $500 million have been forgiven by the
Small Business Administration, and we continued to hold PPP loans receivable of $3 million. We have credit risk on PPP loans if a determination is made by the Small Business Administration that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan. Since the inception of the PPP, many
banks have been subject to litigation related to agent fees and application processing.

We and other banks may also be subject to the risk of
litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. As a result of our ongoing and future participation in the PPP and similar government stimulus and relief programs, we may experience losses arising from
fraud, litigation or regulatory action.
Financial counterparties expose the Company to risks.
We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions and engage in other activities with financial counterparties that are customary to our industry. Many of these transactions expose us to counterparty credit, liquidity and/or reputational risk in the event of default by the counterparty,

negative publicity and complaints about the counterparty or the financial services industry in general. Although we seek to manage these risks through internal controls and procedures,

we may experience
loss or interruption of business, damage to our reputation, or incur additional costs or liabilities as a result of unforeseen events with these counterparties. Any financial cost, liability or reputational damage could have a material adverse effect on our business, which in turn, could
have a material adverse effect on our financial condition and results of operations.
Severe weather, natural disasters, pandemics and other external events could significantly impact our business.
Severe weather, including tornadoes, droughts and hailstorms, as well as wildfires and other natural disasters, pandemics, acts of war
or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause
significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our markets could be disrupted
by both the evacuation of large portions of the population as well as damage or lack of access to our banking and operation facilities. Military and political conflicts, including the current military conflict between Russia and

Ukraine, may increase volatility in commodity and energy
prices, create supply chain issues and cause instability in financial markets, which may adversely affect us and our clients. Other severe
weather or natural disasters, pandemics, acts of war or terrorism or other adverse external events may occur in the future. Although
management has established business continuity plans and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
The further spread of COVID-19 and its variants may adversely impact our business, financial condition and results of
operations in the short-term and for the foreseeable future.
The COVID-19 pandemic caused significant disruption to economic activity and financial markets and adversely impacted our
business, financial condition and results of operations. Given the ongoing and dynamic nature of COVID-19 and its variants, the ultimate effects on the broader economy and the markets in which we serve continue to be uncertain and difficult to predict. Future impacts to our
business and clients could be widespread and material, such as increased unemployment,

continued supply-chain interruptions, declines in
demand for loans and other banking services and products, reduction in business activity and financial transactions, increased commercial property vacancy rates, declines in the value of loan collateral, including energy and real-estate collateral, declines in the credit quality of our loan portfolio, volatile performance of our investment securities portfolio,

and overall economic and financial market instability. In addition, actions taken by governmental and regulatory authorities in response to the pandemic have impacted, and may continue to impact, the
banking and financial services industries. Additional regulation may be enacted in the future that could further impact our business.

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
Regulations adopted by these agencies govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations. Bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or
violations of law. If, as a result of an examination, a banking agency determines that an aspect of our operations is unsatisfactory, or that we are, or our management is, in violation of any law or regulation, they may take a number of different remedial actions as they deem
appropriate. These actions include the power to enjoin ‘‘unsafe or unsound’’ practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties against us or our officers or directors,

to fine or remove officers and directors and, if it is
concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s FDIC deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on
our business, financial condition and results of operations.
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

Accordingly, legislative and regulatory actions taken now or in the future could have a material adverse impact on our business, financial condition and results of operation.
Many of our expansion and growth plans require regulatory approvals and failure to obtain them may restrict our growth.
As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions, adding
branches and pursuing acquisitions of other complementary businesses. Generally,

we must receive federal and state regulatory approval
before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal and state banking regulators will consider, among other factors,

the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios,
the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served and the effectiveness of the acquiring institution in combating money laundering activities.

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

If we do not have sufficient resources on hand to fund
the capital injection, we may be required to borrow funds or raise capital.

Any such loans are subordinate in right of payment to deposits and to certain indebtedness of the subsidiary bank. In the event of bankruptcy of the bank holding company, claims based upon any commitments
to fund capital injections are entitled to a priority of payment over claims made by general unsecured creditors, including holders of
indebtedness. Thus, any borrowing incurred by the Company to make required capital injections to the Bank could adversely impact our
financial condition, results of operations and future prospects. Additionally, under the Financial Institutions Reform

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

Failure to meet minimum capital requirements will
result in certain mandatory and discretionary actions by regulators that, if undertaken,

could have a direct material effect on our financial

statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet commitments as calculated under these regulations. In order to be a “well-capitalized” depository institution under prompt corrective action standards (but
without taking into account the capital conservation buffer requirement described below), a bank must maintain a CET1 risk-based capital
ratio of 6.5% or more, a tier 1 risk-based capital ratio of 8.0% or more, a total risk-based capital ratio of 10.0% or more and a leverage ratio
of 5.0% or more (and is not subject to any order or written directive specifying any higher capital ratio). The failure to meet the established capital requirements under the prompt corrective action framework could result in one or more of our regulators placing limitations or
conditions on our activities, including our growth initiatives, or restricting the commencement of new activities and such failure could
subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating the Bank’s FDIC deposit insurance, which is critical to the continued operation of
the Bank.

Including the capital conservation buffer requirement, the Company and the Bank must effectively maintain a CET1 capital ratio of
7.0% or more, a tier 1 risk-based capital ratio of 8.5% or more, a total risk-based capital ratio of 10.5% or more and, for the Bank, a leverage ratio of 5.0% or more and for the Company, a leverage ratio of 4.0% or more.

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios, such as increases to our risk-weighted assets, loan
impairments, loan losses exceeding the amount reserved for such losses and other factors that decrease our capital, thereby reducing

the level
of the applicable ratios. Our failure to remain well-capitalized could affect client and investor confidence, our ability to grow, our costs of
funds, the interest rates that we pay on deposits, FDIC insurance costs, our ability to pay dividends on common stock, our ability to make acquisitions and our business, results of operations and financial condition.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
Our deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain deposit
insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the

FDIC. Growth in
insured deposits at FDIC-insured financial institutions in recent years caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum, and the FDIC has approved an increase in the base assessment rates to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level by the statutory deadline. Although we cannot predict what the insurance assessment
rates will be in the future, either a deterioration in our risk-based capital ratios or further adjustments to the base assessment rates could have
a material adverse impact on our business, financial condition, results of operations and cash flows.
We face a risk of noncompliance and enforcement action with respect to the Bank Secrecy Act and other anti-money
laundering statutes and regulations.
The BSA, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain
an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. Violation of such requirements may result in significant civil money penalties imposed by federal banking agencies and the U.S. Department of the
Treasury's Financial Crimes Enforcement Network, which agencies have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice (“DOJ”), the

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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach
notification and we could be negatively impacted by these laws. For example,

our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-
affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security
practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions);
and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that
are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Many state and federal banking regulators, states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement
notification in certain circumstances in the event of a security breach. Moreover,

legislators and regulators in the United States and other
countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of client or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.
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
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws and

failure to
comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible
for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions
on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties also could
challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse
effect on our business, financial condition, results of operations and future prospects.

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
Kansas law and the provisions of our articles of incorporation and bylaws may have an anti-takeover effect and there are
substantial regulatory limitations on changes of control of bank holding companies.
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
We are generally not restricted from issuing additional shares of stock, up to the 200,000,000 shares of voting common stock and
5,000,000

shares of preferred stock authorized in our articles of incorporation. We may issue additional shares of our common stock in the
future in various transactions, including pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings.

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

overall asset quality, current and

prospective earnings and capital level, composition and quality.

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
We are a bank holding company and our only source of cash, other than further issuances of securities, is distributions from
our wholly owned subsidiaries.
We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank.
Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, would be dividends received from our wholly owned subsidiaries.

Furthermore, our wholly owned subsidiaries are not obligated to pay dividends to us and any dividends paid to us would depend on the earnings or financial condition of our wholly owned subsidiaries and
various business considerations. As is the case with all financial institutions, the profitability of our wholly owned subsidiaries is subject to
the fluctuating cost and availability of money, changes in interest rates and economic conditions in general. In addition, various federal and
state statutes limit the amount of dividends that our wholly owned subsidiaries may pay to the Company without regulatory approval.
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

In addition, as an emerging growth company we are not required to comply with new or revised financial accounting standards until private companies are required to comply and we have not opted out of this extended transition period. When a standard is issued or revised and it has different application dates for public or private companies, we can
adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our
financial statements with another public company which is neither an emerging growth company nor an emerging growth company which
has opted out of the extended transition period difficult or impossible because of the potential differences in accounting standards used. If
some investors find our shares less attractive as a result of our reliance on these exemptions, the trading prices of our shares may be lower than they otherwise would be.

ITEM 1B.

UNRESOLVED

STAFF COMMENTS
None.

ITEM 2.

PROPERTIES
Our headquarters is located at 11440 Tomahawk Creek Parkway, Leawood, Kansas.

Including our headquarters building, we operate
12 full-service banking centers located in: Leawood, Kansas; Wichita, Kansas; Kansas City,

Missouri; Oklahoma City, Oklahoma; Tulsa,
Oklahoma; Dallas, Texas; Frisco, Texas; Phoenix, Arizona; Denver, Colorado; Colorado Springs, Colorado; and Clayton, New Mexico. We
own our headquarters building, our banking centers in Leawood, Kansas, Wichita, Kansas, Oklahoma

City, Oklahoma and Clayton, New
Mexico and we lease the remainder of our locations. In addition, the

Company signed a second lease agreement in Dallas, Texas and a new lease in Fort Worth, Texas.

We anticipate these additional locations will be open to our clients in 202

3. We believe that the leases to which we
are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are
adequate to meet our operating needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS
In the normal course of business, we are named or threatened to be named as defendant in various lawsuits. Management, following
consultation with legal counsel, does not expect the ultimate disposition of any one matter or a combination of these matters to have a
material adverse effect on our business, financial condition, results of operations,

cash flows or growth prospects. However, given the nature,
scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing
consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance

and litigation risk.

ITEM 4.

MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT

OUR EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers and the executive officers of the Bank, including
their names, ages and positions:
Name Age as of March 3, 2023 Position(s)
Michael J. Maddox 53 President and Chief Executive Officer of the Company and
Chief Executive Officer of the Bank
W. Randall Rapp 58 President of the Bank
Benjamin R. Clouse 49 Chief Financial Officer of the Company and the Bank
Amy Fauss 56 Chief Human Resources Officer of the Company and the Bank
Steve Peterson 58 Chief Banking Officer of the Company and the Bank
Jana Merfen 41 Chief Technology Officer of the Company and the Bank
Amy Abrams 40 General Counsel and Corporate Secretary of the Company and
the Bank
Michael J. Maddox
—Mr. Maddox has served as President and Chief Executive Officer of the Company

since June 1, 2020, and as
Chief Executive Officer of the Bank since November 28, 2008. He also served as President of the Bank from November 2008 until June
2022, when the roles of Chief Executive Officer and President of the Bank were split. Prior to joining the Bank, he was a Regional President for Intrust Bank. In this role, he managed Intrust Bank’s operations in Northeast

Kansas. Mr. Maddox has over 20 years of banking
experience. Mr. Maddox attended the University of Kansas from which he received a Business degree and a law degree. While at KU, Mr.
Maddox was a four-year basketball letterman and a member of the

KU team that won the National Championship in 1988. Mr. Maddox completed the Graduate School of Banking at the University of Wisconsin - Madison

in 2003. Mr. Maddox is a member of the Economic
Development Board of Johnson County and serves on the Kansas City Civic Council.

He has served on the board of CrossFirst Bank since
2008 and currently serves as Chairman of the Board of CrossFirst Bank.
W. Randall Rapp
—Mr. Rapp was appointed President of the Bank effective July 1, 2022. He served as the Chief Risk and Credit
Officer for the Bank from April 2021 until July 2022, and Chief Credit Officer of the Bank from April 2019 until April 2021. Prior to joining the Bank, Mr. Rapp held various positions at Texas Capital Bank, N.A. from March 2000 until

March 2019, including serving as Executive
Vice President and Chief Credit Officer from May 2015 until March 2019,

and as a Senior Credit Officer from 2013 until May 2015. He has more than three decades of commercial banking experience, most of which has been spent in credit management for private and public banks in the Dallas/Fort Worth

metroplex. He earned a BBA in Accounting from The University of Texas at Austin and an MBA in Finance from
Texas Christian University.

He is also a licensed CPA.

Mr. Rapp is a member

of the CrossFirst Bank Board of Directors.
Benjamin R. Clouse
—Mr. Clouse has served

as Chief Financial Officer of the Company since July 2021, leading the financial organization and overall long-range financial planning

and reporting of the Company and the Bank, as well as supporting the execution of the Bank's growth strategy.

He also serves as Chief Financial Officer and Cashier of the Bank. Prior to

joining CrossFirst, Mr. Clouse served
as Chief Financial Officer of Waddell

& Reed Financial, Inc., a financial services firm, from 2018 until its acquisition in 2021. Mr. Clouse

held a variety of other senior leadership roles at Waddell

& Reed between March 2016 and February 2018, including Vice

President and
Chief Accounting Officer,

Vice President and Principal Accounting

Officer and Vice

President.

Prior to joining Waddell & Reed,

Mr.
Clouse served as Chief Financial Officer of Executive

AirShare Corporation, a private aviation company,

from September 2012 to October
2015. From 2006 to 2012 and from 2002 to 2005, he served in various roles with H&R Block, Inc., a tax preparation company in Kansas
City, Missouri, including

Assistant Vice President—Audit Services

and Assistant Vice President and

Controller—Tax Services. From

2005
to 2006, Mr. Clouse served as Vice

President—Finance and Corporate Controller of Gold Bank Corporation,

Inc., a bank holding company.
From September 1996 to January 2002, he served in various roles in the audit practice of Deloitte. Mr. Clouse obtained a business

degree and
a Master of Accountancy degree from Kansas State University.
Amy Fauss
—Ms. Fauss has served as Chief Human Resources Officer of

the Company and the Bank since January 2021 and
previously served as the Chief Operating Officer of the Bank from December

2009 until June 2022. Prior to joining CrossFirst, she served as
Executive Vice President

and Chief Operating Officer of Solutions Bank, where she directed all aspects of daily operations and human
resources. Her experience also includes senior management positions at Hillcrest Bank and Citizens-Jackson County Bank. Ms. Fauss holds a
Bachelor of Science degree in Finance from Central Missouri State University and an MBA from University of Missouri – Kansas City.

She
has also completed the Graduate School of Banking at the University of

Wisconsin – Madison.
Steve Peterson—
Mr. Peterson has served as Chief Banking Officer since July 2020.

Prior to this role, Mr. Peterson served as the
Wichita Bank President for CrossFirst Bank from August 2011 until his appointment to Chief Banking Officer. Prior to joining CrossFirst
Bank, Mr. Peterson served as Division President of Stillwater National Bank from 2004 to August 2011, where he expanded the bank into
new two new major markets in Texas. From 2002 to 2004, Mr. Peterson was the City President at Compass Bank.

He served in roles of both
Vice President of Commercial Banking as well as Community Bank President for Commerce

Bank from 1998-2002. He spent several years
as an entrepreneur, owning and operating several restaurant franchise units from 1991-1998.

From 1987 to 1991, he severed in several roles
at Bank IV, including Commercial Business Development. Mr. Peterson received his Bachelor of Science degree in Business Administration from the University of Kansas.
Jana Merfen
—Ms. Merfen joined CrossFirst in January 2021

as Chief Technology Officer. Prior to that she served as Chief
Information Officer of Dickinson Financial Corp. and Academy Bank from April 2017 to January 2021. Prior to working at Dickinson
Financial Corp. and Academy Bank, she worked at CommunityAmerica Credit Union where she was the Director of Information Systems &
Enterprise Project Manager Officer from July 2016 to April 2017 and was the Director of Enterprise Risk Management

and Business Process
Operations from September 2014 to July 2016. Ms. Merfen has a degree in accounting from Miami University in Ohio.

Amy Abrams

– Ms. Abrams was appointed General Counsel and Corporate Secretary of the Company and the Bank in June 2022.

As
General Counsel and Corporate Secretary, Ms. Abrams is responsible for the oversight of CrossFirst’s legal affairs and corporate governance
matters.

Prior to joining the Company and the Bank, Ms. Abrams provided legal assistance to Cerner Corporation and its global affiliates
(“Cerner”) from October 2011 until May 2022, most recently serving as Lead Counsel – SEC & Corporate and Assistant Secretary. Cerner
(recently acquired by Oracle Corporation) was a supplier of healthcare information technology services, devices, and hardware. Prior to
Cerner, Ms. Abrams was an attorney at the law firm of Polsinelli P.C. Ms. Abrams earned her Juris Doctorate degree from Loyola University-
Chicago School of Law and has a business degree from the University of

Kansas.
Part II
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY

SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CFB.” We had 374 holders of record at
February 23, 2023.

$0.00
$20.00
$40.00
$60.00
$80.00
$100.00
$120.00
$140.00
$160.00
$180.00
Total Return Performance
CrossFirst Bankshares, Inc. Russell 2000 Index KBW Nasdaq Regional Banking Index
Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock from August 15,
2019 (the date that our common stock commenced trading on the Nasdaq

Global Select Market) through December 30, 2022 (the last trading day of the year), compared to an overall stock market index (Russell 2000 Index)

and one peer group index (KBW Nasdaq Regional Banking
Index) for the same period. The indices are based on total returns assuming reinvestment of dividends. The graph assumes an investment of
$100 on August 15, 2019. The performance graph represents past performance and should not be considered to be an indication of future
performance.
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
8/15/2019 12/31/2019 12/31/2020 12/31/2021 12/30/2022
CrossFirst Bankshares, Inc. $ 100.00 $ 99.45 $ 73.63 $ 106.92 $ 85.00
Russell 2000 Index $ 100.00 $ 114.85 $ 137.77 $ 158.19 $ 125.86
KBW Nasdaq Regional Banking Index $ 100.00 $ 116.94 $ 102.79 $ 136.92 $ 123.98
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

Share Repurchase Program
The following table summarizes our repurchases of our common shares for the three months ended December 31, 2022:
Calendar
Month
Total Number of
Shares
Repurchased
Average Price
Paid per Share
Total Number of Shares
Purchased as Part of Publicly
Announced Plans or Programs
Approximate Dollar Value of Shares
that may yet be Purchased as Part
of Publicly Announced Plans or
Programs
October 1 - 31 177,712 $ 13.46 177,712 $ 18,280,265
November 1 - 30 39,824 $ 13.72 39,824 $ 17,733,858
December 1 - 31 140,110 $ 13.28 140,110 $ 15,872,867
Total 357,646 $ 13.42 357,646
On October 18, 2021, the Company announced that its Board of Directors approved a share repurchase program under which the
Company may repurchase up to $30 million of its common stock. This program was completed during the third quarter of 2022.

On May 10,
2022, the Company announced that its Board of Directors approved a second share repurchase program under which the Company may repurchase up to $30 million of its common stock. As of December 31, 2022, approximately $16 million remains available for repurchase
under this share repurchase program. Repurchases under the program may be made in open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to acquire any amount of common stock, and it may be suspended at any time at the Company's discretion. No time limit has been set for completion of the program.
See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.
ITEM 6.

[RESERVED]

ITEM 7.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL
CONDITION AND

RESULTS OF OPERATIONS
Overview
This section includes a discussion of the financial condition and results of operations of CrossFirst Bankshares, Inc. and its
subsidiaries. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K filed with the SEC on February 28, 2022 for a discussion of the financial condition and results of operations of the Company for the period ended
December 31, 2020 and a comparison between the 2021 and 2020 results.

Tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. You should read the following financial data in conjunction with the other information contained in this 10-K, including under “Part I, Item 1A. Risk Factors,”
and in the financial statements and related notes included elsewhere in this 10-K.

Growth History
We have grown organically primarily by establishing our branch light network in seven states, attracting new clients and expanding our relationships with existing clients, as well as through three strategic acquisitions. The data below presents the business' growth in key
areas for the past five years and the related compound annual growth rate (“CAGR”):
2018 to 2022 As of December 31,
CAGR 2022 2021 2020 2019 2018
(Dollars in thousands)
Available-for-sale ("AFS") securities 1% $ 686,901 $ 745,969 $ 654,588 $ 739,473 $ 661,628
Gross loans (net of unearned income)
(1)
15 5,372,729 4,256,213 4,441,897 3,852,244 3,060,747
Total assets 13 6,601,086 5,621,457 5,659,303 4,931,233 4,107,214
Non-interest-bearing deposits 30 1,400,260 1,163,224 718,459 521,826 484,284
Total deposits 15% $ 5,651,308 $ 4,683,597 $ 4,694,740 $ 3,923,759 $ 3,208,097
(1)

Includes $3 million, $65 million and $292 million of PPP loans at December 31, 2022, 2021 and 2020, respectively.

Performance Measures

As of or for the Year Ended December 31,
2022 2021 2020
(Dollars in thousands, except per share data)
Return on average assets 1.07% 1.24% 0.24%
Adjusted return on average assets (1) 1.19% 1.31% 0.37%
Return on average common equity 9.97% 10.84% 2.05%
Adjusted return on average common equity (1) 11.11% 11.40% 3.26%
Earnings per share $ 1.24 $ 1.35 $ 0.24
Diluted earnings per share $ 1.23 $ 1.33 $ 0.24
Adjusted diluted earnings per share (1) $ 1.37 $ 1.40 $ 0.38
Efficiency ratio (2) 57.75% 54.50% 58.13%
Adjusted efficiency ratio - FTE (1)(2)(3) 54.43% 52.02% 52.98%
Ratio of equity to assets 9.22% 11.88% 11.03%
(1)

Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures" in Management Discussion and Analysis for a reconciliation of these measures.
(2) We calculate efficiency ratio as non-interest expense divided by the sum of net interest income and non-interest income.
(3)
Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis.

The incremental tax rate used is 21.0%.
2022 Highlights:
●
Completed the acquisition of Farmers & Stockmens Bank (“Central”) adding liquidity, new production talent, and expanding
into attractive and growing markets
o
Added $389 million of loans and $570 million of deposits
●
Total assets were $6.6 billion primarily made up of $5.4 billion in loans and

$687 million in securities
●
Loans grew $1.1 billion for the year or 26%; excluding the Central acquisition,

loans grew 17% for the year
●
Deposits grew $968 million for the year or 21%; excluding the Central acquisition,

deposits grew 9% for the year
●
Credit quality improved meaningfully with the non-performing assets to total assets ratio at 0.20% at year end and full year net
charge offs of just 0.08%
●
Purchased 2,448,428 or $36 million of outstanding shares as part of the share repurchase programs in 2022 representing 5% of
outstanding shares
●
Launched a new digital banking platform, providing enhanced online tools and resources for clients
●
Book value per share decreased to $12.56 compared to $13.23 in the prior year. Tangible book value per share
(1)

decreased to
$11.96 compared to $13.23 in the prior year as earnings were more than offset by an increase in the unrealized losses on our
investment portfolio, the impact of Central and a reduction due to share repurchases
(1)

Represents a non-GAAP financial measure.

See “Non-GAAP Financial Measures” in Management Discussion and Analysis for a
reconciliation of these measures.
Update to Net Interest Margin Methodology
The Company modified the yield calculation on the AFS security portfolio to better conform to peer disclosures in the first quarter
of 2022. All earning-asset yields and net interest margins presented were retroactively updated for the change in methodology. The following
changes were made:
● The average unrealized gain (loss) on AFS securities balance was removed from the security lines and placed in other non-
interest earning assets

● The annualization method was changed from Actual/Actual to 30/360 for the security yields
The Company believes the new calculation provides better insight into why the security yields and net interest margin changed
period-to-period.

For the Year Ended December 31,
2021 2020
Previous calculation
Yield on securities - taxable 1.93

%

2.26

%

Yield on securities - tax-exempt (1) 3.28 3.52
Yield on interest-earning assets (1) 3.60 3.96
Net interest spread (1) 3.10 3.04
Net interest margin (1) 3.15 3.13
As calculated going forward
Yield on securities - taxable 1.96 2.32
Yield on securities - tax-exempt (1) 3.48 3.74
Yield on interest-earning assets (1) 3.62 3.98
Net interest spread (1) 3.12 3.06
Net interest margin (1) 3.17 3.15
Change
Yield on securities - taxable 0.03 0.06
Yield on securities - tax-exempt (1) 0.20 0.22
Yield on interest-earning assets (1) 0.02 0.02
Net interest spread (1) 0.02 0.02
Net interest margin (1) 0.02

%

0.02

%

(1)
Tax-exempt income is calculated on a tax-equivalent basis. Tax-free municipal securities are exempt from Federal taxes. The incremental
tax rate used is 21%.
Concentrations
As of December 31, 2022, the Company’s top 25 largest borrowing relationships totaled approximately $1.9 billion in total
commitments,

representing, in the aggregate, 24% of our total outstanding commitments. As of December 31, 2022, the Company’s top

25
deposit relationships

represented approximately 25%, or $1.4 billion, of total deposits. The majority of the $1.4 billion are money market
deposit accounts. The Company believes that there are sufficient funding sources, including on-balance sheet liquid assets and wholesale
deposit options, so that an immediate reduction in these deposit balances would not be expected to have a detrimental effect on the
Company’s financial position or operations.

For the year ended December 31, 2021, a significant portion of the

Company’s ATM and credit card interchange income was driven by companies that mobilized their workforce directly impacted by the

COVID-19 pandemic. These companies represented $5 million or 61% of the $8 million in ATM and credit card interchange income. This activity did not re-occur in 2022 at the same level.
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

•

Changes in credit quality.
We present and discuss net interest income on a fully tax-equivalent basis (“FTE”).

For the fiscal year ended December 31, 2022, we operated in an increasing interest rate environment.

Our earning assets repriced
quicker than our cost of funds, resulting in a higher net interest margin in 2022.

During 2022, the Company benefited from changes in our
deposit mix, including an increase in non-interest-bearing deposits that helped manage cost of funds.
The following table presents, for the periods indicated, average statement of financial condition information, interest income, interest expense and the corresponding average yield earned and rates paid:
For the Years

Ended December 31,
2022 2021 2020
Average
Balance
Interest
Income /
Expense Yield / Rate (4)
Average
Balance
Interest
Income /
Expense Yield / Rate (4)
Average
Balance
Interest
Income /
Expense Yield / Rate (4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable $ 220,760 $ 5,286 2.39% $ 201,419 $ 3,955 1.96% $ 261,059 $ 6,058 2.32%
Securities - tax-exempt - FTE (1) 551,734 18,559 3.36 488,544 16,981 3.48 421,548 15,745 3.74
Federal funds sold 3,139 49 1.56 - - — 1,020 18 1.73
Interest-bearing deposits in other banks 239,240 3,702 1.55 389,893 502 0.13 179,978 621 0.35
Gross loans, net of unearned income (2)(3) 4,603,697 224,138 4.87 4,340,791 174,660 4.02 4,310,345 183,738 4.26
Total interest-earning assets

- FTE
(1)
5,618,570 $ 251,734 4.48% 5,420,647 $ 196,098 3.62% 5,173,950 $ 206,180 3.98%
Allowance for loan losses (57,388) (73,544) (68,897)
Other non-interest-earning assets 198,849

244,368

253,426

Total assets $ 5,760,031 $ 5,591,471 $ 5,358,479
Interest-bearing liabilities

Transaction deposits $ 538,604 $ 4,951 0.92% $ 608,063 $ 1,152 0.19% $ 447,777 $ 1,696 0.38%
Savings and money market deposits 2,475,891 33,599 1.36 2,338,315 8,225 0.35 1,993,964 14,033 0.70
Time deposits 688,095 11,432 1.66 812,774 9,146 1.13 1,155,492 20,856 1.80
Total interest-bearing deposits 3,702,590 49,982 1.35 3,759,152 18,523 0.49 3,597,233 36,585 1.02
FHLB and short-term borrowings 232,018 4,855 2.09 279,379 5,840 2.09 417,956 6,508 1.56
Trust preferred securities, net of fair value
adjustments 1,072 142 13.25 982 96 9.76 939 106 11.34
Non-interest-bearing deposits 1,146,594 — — 876,309 — — 684,294 — —
Cost of funds 5,082,274 $ 54,979 1.08% 4,915,822 $ 24,459 0.50% 4,700,422 $ 43,199 0.92%
Other liabilities 60,175 35,447 43,331
Stockholders’ equity 617,582

640,202

614,726

Total liabilities and stockholders’

equity
$ 5,760,031 $ 5,591,471 $ 5,358,479
Net interest income - FTE (1) $ 196,755

$ 171,639

$ 162,981

Net interest spread - FTE (1) 3.40% 3.12% 3.06%
Net interest margin -FTE (1) 3.50% 3.17% 3.15%
(1)
Calculated on a fully tax-equivalent basis. Tax

-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21%.
(2)
Loans, net of unearned income includes non-accrual loans of $11 million, $31 million and $75 million as of December 31,

2022, 2021 and 2020, respectively.
(3)

Loan interest income includes loan fees of $14 million, $18 million and $14 million for the years ended December 31, 2022,

2021 and 2020, respectively.
(4)
Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations

using the amounts in thousands as disclosed in this report may not produce the same
amounts.
Interest Income -
Interest income increased for the year ended December 31, 2022 compared to the same period in 2021. The yield on
earning assets increased 86 basis points, led by an 85 basis point increase in loan yields driven by the repricing of existing loans, origination of new loans and the Central acquisition. The yield on the investment portfolio also increased five basis points.

Average earning assets
increased

$197.9 million due to $262.9 million higher average loans and an $82.5 million increase in the average investment portfolio. The
increased loan balances were due to strong loan growth, both organically and due to the acquisition of Central.
Interest Expense -
Interest expense increased for the year ended December 31, 2022, compared to the same period in 2021. The cost of
interest-bearing deposits increased due to the higher interest rate environment and increased competition for deposits. The average volume
for interest-bearing deposits declined primarily because of decreases in time deposits

and transaction deposits, partially offset by increases in
savings and money market deposits. Average FHLB and other borrowings declined compared to 2021; however,

the rate paid on these
borrowings remained consistent year over year.

The cost of funds increase was partially offset by an increase in average non-interest-bearing deposits from 2021 to 2022. We currently anticipate our cost of funds will increase in 2023 due to continued increases in the interest rate
environment and competition for deposits.

36%
38%
9%
1%
(1%)
17%
34%
59%
25%
7%
(46%)
21%
Service charges & fees ATM & credit card Bank-owned life
insurance ("BOLI")
AFS gain on sale Gains (losses) on
equity securities
Other
Breakout of Non-interest Income
2022 2021
Net Interest Income –
Full year 2022 net interest income grew $24.8 million, an increase of 15% compared to 2021.

Full year net interest
income - FTE grew $25.1 million, an increase of 15% compared to 2021, while the net interest margin (“NIM”) - FTE increased to 3.50%
from 3.17% in the prior year due to the higher interest rate environment as well as the mix shift from cash into higher earning assets as noted
above.

The NIM – FTE also benefited from a 31% increase in non-interest-bearing deposits which benefited the NIM-FTE 4 basis points. We
currently expect the net interest margin to remain flat or slightly increase in

2023 as we currently anticipate a slowdown in the trajectory of interest rate increases. We currently anticipate that competition for deposits will continue into 2023 as clients seek higher yields.
Non-interest Income
The components of non-interest income were as follows for the periods shown:
For the Year Ended December 31,
Change
2022 2021 $ %
(Dollars in thousands)
Service charges and fees on customer accounts $ 6,228 $ 4,580 $ 1,648 36%
Realized gains on available-for-sale securities 96 1,023 (927) (91)
Gain on sale of loans 47 - 47 —
Gains (losses), net on equity securities (181) (6,325) 6,144 (97)
Income from bank-owned life insurance 1,602 3,483 (1,881) (54)
Swap fees and credit valuation adjustments, net 188 275 (87) (32)
ATM and credit card interchange income 6,523 7,996 (1,473) (18)
Other non-interest income 2,778 2,628 150 6
Total non-interest income $ 17,281 $ 13,660 $ 3,621 27%
Non-interest income to average assets 0.30% 0.24%
The changes in non-interest income were driven by the following:
Service charges and fees on customer accounts -
This category includes account analysis fees offset by a customer rebate program. The
increase for the year ended December 31, 2022 compared to 2021 was driven by a decline in costs associated with our rebate program. In addition, customer growth and an increase in outstanding balances improved account analysis fees.

62%
9%
3%
4% 4%
18%
61%
10%
4% 4%
4%
17%
Salary & benefits Occupancy Deposit insurance Professional fees Software &
communication
Other
Breakout of Non-interest Expense
2022 2021
Realized gains on available-for-sale securities –

The Company sells AFS securities for strategic reasons including capitalizing on attractive market conditions, improving the credit quality of the security portfolio, or for tax purposes,

primarily to offset capital losses. The realized
gains on AFS securities declined from 2021 to 2022

primarily due to the Company selling securities for tax purposes and to capitalize on attractive market conditions in 2021.
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
Income from bank-owned life insurance –
The decrease for the year ended December 31, 2022 compared

to 2021 was due to the Company
recognizing $2 million in tax-free death benefits from a bank-owned life insurance policy in 2021 that did not re-occur in 2022.
ATM and credit card interchange income - The decrease in ATM and credit card interchange income for the year ended December 31,
2022 compared to 2021 was primarily the result of one large customer that mobilized their workforce directly impacted by the COVID-19
pandemic during 2020 and into 2021.

This activity did not re-occur in 2022 and accounts for the lower income.
Non-interest Expense

The components of non-interest expense were as follows for the periods indicated:
For the Year Ended December 31,
Change
2022 2021 $ %
(Dollars in thousands)
Salary and employee benefits $ 75,288 $ 61,080 $ 14,208 23%
Occupancy 10,663 9,688 975 10
Professional fees 5,275 3,519 1,756 50
Deposit insurance premiums 3,354 3,705 (351) (9)
Data processing 4,750 2,878 1,872 65
Advertising 3,201 2,090 1,111 53
Software and communication 5,093 4,234 859 20
Foreclosed assets, net (17) 697 (714) (102)
Other non-interest expense 14,135 11,491 2,644 23
Total non-interest expense $ 121,742 $ 99,382 $ 22,360 22%
Non-interest expense to average assets 2.11% 1.78%
Non-interest expense increased $22.4 million and included $4.2 million of transaction costs and core deposit intangible amortization related to the Central acquisition. In addition, the Central acquisition added approximately $1.7 million of non-interest expense, the majority in the salary and employee benefits line as we added employees to our teams.

The ratio of non-interest expense to average assets increased to 2.11%, in part, due to the Central acquisition as well as increased costs as we continue to invest in new markets, technology, and
personnel.

The changes in non-interest expense were driven by the following:
Salary and Employee Benefits -
Salary and employee benefit costs increased due to new market expansion, annual merit increases, the
addition of employees as part of the Central acquisition and increased perform ance-based incentive compensation.
Occupancy -
Occupancy costs increased due to the adoption of Accounting Standards Codification (“ASC”) 842,

Leases on January 1,
2022 as well as a new lease in our Dallas market resulting from expansion.

We currently expect occupancy costs to increase in 2023 related to our expansion into the Fort Worth, TX market and may increase further as we enter new markets in the future.
Professional Fees -
Professional fees increased due to $1.4 million related to the Central Bank acquisition,

$0.3 million in lending related
legal fees and $0.1 million due to recruiting fees.
Data Processing
–
Data processing expense increased due to the Central acquisition, account growth and costs related to our digital
banking conversion.
Advertising
- The increase in advertising costs was driven by increased post-pandemic activities.
Software and Communication -
The increase was driven by our continued investment in best-in-class technologies.

In addition to the
growing number of technologies implemented, a portion of the increase in costs was due to our growth.
Foreclosed Assets, net -
The decrease in foreclosed assets, net was due to the Company selling a foreclosed commercial use facility
during 2021 at a loss.
Other non-interest expense -
The increase was due to employee separation expense of $1.1 million and higher travel and entertainment
costs in 2022 due to an increase in post-pandemic activities.
Our GAAP efficiency ratio for 2022 was 57.75% and our adjusted efficiency ratio – FTE was 54.43%. See below under “Non-
GAAP Financial Measures” for a reconciliation. We currently expect to manage the efficiency ratio lower through 2023 as we finish the
integration of Central and scale investments in new markets.
Income Taxes
Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from
investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits and permanent tax differences from equity-based compensation. In addition, 2022 included a $0.3 million charge related to certain non-deductible acquisition costs in connection with the Central acquisition. Detail behind the differences between the statutory rate and effective tax rate for the years ended December 31, 2022, 2021 and 2020 is provided in Note 12: Income Taxes within the Notes to the Consolidated Financial
Statements.

The tax-exempt benefit diminishes as the Company’s ratio of taxable income to tax-exempt income increases. We currently anticipate
the effective tax rate to remain in the range of 20% to 22% for 2023. A three-year trend of our income tax and effective tax rate is presented below:
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Income tax expense $ 15,973 $ 17,556 $ 2,713
Income before income taxes $ 77,572 $ 86,969 $ 15,314
Effective tax rate 21% 20% 18%
Non-GAAP Financial Measures
In addition to disclosing financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP), the
Company discloses certain non-GAAP financial measures including “tangible common stockholders’ equity,” “tangible book value per
share,” “adjusted efficiency ratio – FTE,” “adjusted net income,” “adjusted diluted earnings per share,” “adjusted return on average assets,”
and “adjusted return on average common equity.”

We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial
measures provide meaningful supplemental information

to investors regarding our performance by excluding certain expenditures or gains that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring
to these non-GAAP financial measures in assessing our performance and when planning,

forecasting, analyzing and comparing past, present
and future periods.
These non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with
GAAP and you should not rely on non-GAAP financial measures alone as measures of our performance. The non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies. We compensate for these limitations by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the
impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be
considered when analyzing our performance.
A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures follows.
For the Year Ended
12/31/2022 12/31/2021 12/31/2020
(Dollars in thousands, except per share data)
Adjusted net income:
Net income $ 61,599 $ 69,413 $ 12,601
Add: Acquisition costs 3,890 - -
Add: Acquisition - Day 1 CECL provision 4,400 - -
Add: Employee separation 1,063 - -
Add: Unrealized loss on equity security - 6,200 -
Add: Accelerated employee benefits - 719 -
Less: BOLI settlement benefits (1) - (1,841) -
Add: Goodwill impairment (1) - - 7,397
Less: Tax effect (2) (2,335) (1,512) -
Adjusted net income $ 68,617 $ 72,979 $ 19,998
Diluted weighted average common shares outstanding 50,002,054 52,030,582 52,548,547
Diluted earnings per share $ 1.23 $ 1.33 $ 0.24
Adjusted diluted earnings per share $ 1.37 $ 1.40 $ 0.38
(1) No tax effect.
(2)
Represents the tax impact of the adjustments at a tax rate of 21.0%, plus permanent tax expense associated with merger related
transactions and permanent tax benefit associated with stock-based grants

For the Year Ended
12/31/2022 12/31/2021 12/31/2020
(Dollars in thousands)
Adjusted return on average assets:
Net income $ 61,599 $ 69,413 $ 12,601
Adjusted net income 68,617 72,979 19,998
Average assets $ 5,760,031 $ 5,591,471 $ 5,358,479
Return on average assets 1.07% 1.24% 0.24%
Adjusted return on average assets 1.19% 1.31% 0.37%
For the Year Ended
12/31/2022 12/31/2021 12/31/2020
(Dollars in thousands)
Adjusted return on common equity:
Net income $ 61,599 $ 69,413 $ 12,601
Adjusted net income 68,617 72,979 19,998
Average common equity $ 617,582 $ 640,202 $ 614,276
Return on average common equity 9.97% 10.84% 2.05%
Adjusted return on average common equity 11.11% 11.40% 3.26%
For the Year Ended
12/31/2022 12/31/2021 12/31/2020
(Dollars in thousands, except per share data)
Tangible common stockholders' equity:
Total stockholders' equity $ 608,599 $ 667,573 $ 624,428
Less: goodwill and other intangible assets 29,081 130 208
Tangible common stockholders' equity $ 579,518 $ 667,443 $ 624,220
Tangible book value per share:
Tangible common stockholders' equity $ 579,518 $ 667,443 $ 624,220
Shares outstanding at end of period 48,448,215 50,450,045 51,679,516
Book value per share $ 12.56 $ 13.23 $ 12.08
Tangible book value per share $ 11.96 $ 13.23 $ 12.08

For the Year Ended
12/31/2022 12/31/2021 12/31/2020
(Dollars in thousands)
Adjusted Efficiency Ratio - FTE
(1)
Non-interest expense $ 121,742 $ 99,382 $ 99,968
Less: Acquisition costs (3,890) - -
Less: Core deposit intangible amortization (291) - -
Less: Employee separation (1,063) - -
Less: Accelerated employee benefits - (719) -
Less: Goodwill impairment - - (7,397)
Adjusted Non-interest expense (numerator) $ 116,498 $ 98,663 $ 92,571
Net interest income 193,534 168,691 160,249
Tax equivalent interest income (1) 3,221 2,948 2,732
Non-interest income 17,281 13,660 11,733
Add: Unrealized loss on equity security - 6,200 -
Less: BOLI settlement benefits - (1,841) -
Total tax-equivalent income (denominator) $ 214,036 $ 189,658 $ 174,714
Efficiency Ratio 57.75% 54.50% 58.13%
Adjusted Efficiency Ratio - FTE
(1)
54.43% 52.02% 52.98%
(1)
Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.
Discussion and Analysis - Financial

Condition
Loan Portfolio
At December 31, 2022, our loan portfolio was comprised of new loans that we have originated and loans that were acquired on
November 22, 2022 in the acquisition of Central.

Certain of the comparative graphs below are excluding the Central loans and are so noted.
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
Commercial and industrial loans are generally paid back through normal business operations. Commercial real estate loans, which include
both construction and limited term financing are typically paid back through normal income from operations, the sale of the underlying
property or refinancing by other institutional sources. Most of our loans are made to borrowers within the states we operate, which include
Kansas, Missouri, Oklahoma, Arizona, Texas, Colorado and New Mexico. In addition, we occasionally invest in syndicated shared national
credits and loan participations.

16%
8%
15%
10%
8%
3%
8%
6%
5%
21%
16%
11% 11%
9% 9%
4%
5%
6% 6%
23%
Commercial and Industrial Loan Portfolio by Industry
12/31/2022 12/31/2021
The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated:
As of

December 31, 2022
As of

December 31, 2021
December 31, 2021 vs.
December 31, 2022

% Change
(Dollars in thousands)
Commercial and industrial
(1)
$ 1,017,678 $ 843,024 20.7%
Commercial and industrial lines of credit
957,254 617,398
55.0
Energy
173,218 278,579
(37.8)
Commercial real estate
1,718,947 1,278,479
34.5
Construction and land development
794,788 574,852
38.3
Residential real estate
409,124 360,046
13.6
Multifamily real estate
237,984 240,230
(0.9)
Consumer
63,736 63,605
0.2
Total $
5,372,729
$
4,256,213
26.2%
(1) Total includes PPP loans of $3.2 million and $64.8 million as of December 31, 2022 and 2021, respectively
For a description of the Company’s loan segments refer to the “Loan Portfolio

Segments” section within
Note 4: Loans and Allowance
for Credit Losses

within the Notes to the Consolidated Financial Statements.
Commercial and Industrial Loans
The Company provides a mix of variable- and fixed-rate commercial and industrial loans across various industries. We extend
commercial and industrial loans on an unsecured and secured basis. Unsecured commercial and industrial loan balances totaled $271 million or 5% of the total loan portfolio as of December 31, 2022 compared to $126 million or 3% as of

December 31, 2021.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. A breakdown of the Company’s commercial and industrial loan portfolio by industry, excluding the loans acquired from

Central, as of December 31, 2022 and 2021 is provided below:

16%
6% 6%
3%
6%
5%
2%
3%
5% 5% 5%
25%
13%
16%
5%
8%
3%
4%
6%
3%
2%
4% 4%
5%
25%
15%
Real Estate Loan Portfolio by Segment
12/31/2022 12/31/2021
29%
18%
13%
7%
6%
27%
30%
18%
16%
9%
3%
24%
TX KS OK MO AZ Remaining
States
Real Estate Loan Portfolio by Geography
12/31/2022 12/31/2021
Real Estate Loans
Our real estate portfolio is comprised of construction and development loans,

residential family and multifamily loans and commercial
real estate loans. Our Real Estate portfolio,

excluding Central, is predominately in-market relationships with 73% of

Real Estate loans
located within our footprint of Kansas, Missouri, Texas, Oklahoma and Arizona as of December 31, 2022, based on the geographical location
of the collateral.

A breakdown of our real estate portfolio by type and geography (based upon location of collateral), excluding the loans acquired from Central, as of December 31, 2022 and 2021 is presented below:

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
As of December 31, 2022
Due in One Year

or Less
Due in One Year

through Five
Years
Due in Five Year

through
Fifteen Years Due after Fifteen Years
Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Total
(Dollars in thousands)
Commercial and industrial $ 89,571 $ 116,378 $ 308,284 $ 341,195 $ 46,807 $ 93,496 $ 19,589 $ 2,358 $ 1,017,678
Commercial and industrial lines of credit 47,360 388,302 21,288 464,461 16,101 19,742 - - 957,254
Energy - 29,159 916 143,143 - - - - 173,218
Commercial real estate 64,215 221,690 477,324 452,410 179,940 262,030 8,846 52,492 1,718,947
Construction and land development 28,382 81,548 82,146 492,424 30,608 34,787 3,661 41,232 794,788
Residential real estate 4,380 2,630 21,987 4,846 68,818 5,856 377 300,230 409,124
Multifamily real estate 4,379 60,235 61,750 98,023 4,864 8,733 - - 237,984
Consumer 3,449 12,356 8,669 12,656 371 24,612 - 1,623 63,736
Total $ 241,736 $ 912,298 $ 982,364 $ 2,009,158 $ 347,509 $ 449,256 $ 32,473 $ 397,935 $ 5,372,729
Provision and Allowance for Credit Losses (“ACL”)
The Company implemented the CECL model as of January 1, 2022. Refer to
Note 1: Nature of Operations and Summary of
Significant Accounting Policies

and
Note 4: Loans and Allowance for Credit Losses

within the Notes to Consolidated Financial Statements
for details regarding the transition, including the impact to the financial statements.

The CECL model compared to the incurred loss model
may accelerate the provision for credit losses if the Company’s loan portfolio continues to grow.

In addition, positive (negative) forward-
looking indicators may decrease (increase) the required provision for credit losses.
The ACL at December 31, 2022 represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-
balance sheet commitments, measured over the contractual life of the underlying instrument.
For the Year Ended December 31,
2022 2021 2020
Asset quality (Dollars in thousands)
Provision for credit losses
(1)

- loans
$ 7,997 $ (4,000) $ 56,700
Provision for credit losses
(1)

- off-balance sheet
3,504 N/A N/A
Allowance for credit losses
(2)

- loans
61,775 58,375

75,295
Allowance for credit losses
(2)

- off-balance sheet
8,688 N/A N/A
Net charge-offs $ 3,765 $ 12,920 $ 38,301
(1) Prior to 2022, this line represents the provision for loan losses
(2)

Prior to 2022, this line represents the allowance for loan and lease losses
Upon adoption of the CECL model, the Company established a reserve for unfunded commitments (“RUC”) and reduced the ACL
$1.7 million as of January 1, 2022.

During 2022, the ACL increased by $3.4 million due to $4.6 million in Central Day 1 CECL provision on non-PCD loans and a $0.9 million Central Day 1 provision on PCD loans.

In addition, the ACL grew $12.8 million due to loan growth
and changes in credit quality and economic factors.

These increases were partially offset by the day 1 impact of CECL adoption noted
above of $1.7 million, $3.8 million in net charge-offs, and a reduction in reserves on impaired loans of $9.4 million.

January 1, 2022, the adoption date, is presented below instead of December

31, 2021 for comparability purposes. The allocation in one
portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the
allowance for credit losses as of the dates indicated:

December 31, 2022 January 1, 2022
ACL Amount ACL Amount
Loans
Off-
Balance
Sheet Total
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans Loans
Off-
Balance
Sheet Total
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans
(Dollars in thousands)
Commercial and industrial $
12,272
$
245
$
12,517
18% 19% $
10,139
$
107
$
10,246

17% 20%
Commercial and industrial lines of credit
14,531

74

14,605
21 18
8,866 44

8,910 14 14
Energy
4,396 787 5,183

7

3
9,190 265 9,455 15 7
Commercial real estate
19,504 700 20,204
29 32
18,933 711 19,644 32

30
Construction and land development
5,337 6,830 12,167
17 15
3,666

3,914 7,580 12 14
Residential real estate
3,110 35 3,145
4 8
3,046 5 3,051 5 8
Multifamily real estate
2,253 14 2,267
3 4
2,465 137 2,602 4 6
Consumer
372 3 375
1 1
323 1 324 1 1
Gross loans $
61,775
$
8,688
$
70,463
100% 100% $
56,628
$
5,184
$
61,812
100% 100%
Refer to Note 4: Loans and Allowance for Credit Losses

within the Notes to Consolidated Financial Statements for a summary of the
changes in the ACL. Provided below is additional information regarding changes to the ACL:
Charge-offs and Recoveries
The below table provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the
periods indicated:
For the Year Ended December 31,
2022 2021 2020
Commercial and industrial - % 0.07% 2.41%
Commercial and industrial lines of credit
0.31

2.69

1.21
Energy 1.19 0.32 1.24
Commercial real estate (0.09) - 0.14
Residential real estate 0.05 (0.08) 0.11
Multifamily real estate
- (0.01) -
Consumer (0.01) 0.04 0.14
Total net charge-offs to average loans
0.08% 0.30% 0.89%
For the year ended December 31, 2022, charge-offs primarily related to three commercial and industrial and commercial and industrial line of credit borrowers, three energy borrowers and two non-owner occupied commercial real estate borrowers who were unable to meet their debt obligations.

Recoveries totaled $7.0 million for the year ended December 31, 2022 and were primarily related to six commercial
and industrial loans/lines of credit, two energy loans and two non-owner occupied commercial real estate loans that were previously charged-
off.
Non-performing assets and past due loans
Non-performing assets include: (i) non-performing loans - includes non-accrual loans, loans past due 90 days or more and still
accruing interest, and loans modified under TDRs that are not performing in accordance with their modified terms; (ii) foreclosed assets held
for sale; (iii) repossessed assets; and (iv) impaired debt securities.

The table below summarizes our non-performing assets and related ratios as of the dates indicated:
For the Year Ended December 31,
2022 2021 2020
Asset quality (Dollars in thousands)
Non-accrual loans $ 11,272 $ 31,432 $ 75,051
Loans 90+ days past due and still accruing 750 90 1,024
Total non-performing loans 12,022 31,522

76,075
Foreclosed assets held-for-sale 1,130 1,148 2,347
Total non-performing assets $ 13,152 $ 32,670 $ 78,422
Loans 30 - 89 days past due $ 19,519 $ 3,529 $ 18,078
Asset quality metrics (%) 2022 2021 2020
Non-performing loans to total loans 0.22% 0.74% 1.71%
Non-performing assets to total assets 0.20 0.58 1.39
ACL to total loans 1.15 1.37 1.70
ACLs + RUC to total loans (1) 1.31 N/A N/A
ACL to non-performing loans 514 185 99
Classified Loans / (Capital + ACL) 10.1 10.8 40.9
Classified Loans / (Capital + ACL + RUC) (1) 10.0 N/A N/A
(1)

Includes the accrual for off-balance sheet credit risk from unfunded commitments that resulted from CECL adoption on January 1, 2022.
Credit quality metrics were significantly improved compared to the prior year. Non-performing assets decreased to $13.2 million at
December 31, 2022 entirely due to a $20.2 million decrease in non-accrual loans. The decline is attributable primarily to payments and payoffs on non-accrual energy, commercial and industrial and commercial real estate loans during the year. The non-performing assets to
total assets ratio decreased to 0.20% at December 31, 2022 from 0.58%

at December 31, 2021. Classified loans decreased $11.2 million during the year but included the addition of $5.7 million from Central. Without Central, classified assets decreased $16.9 million due to
reductions in classified energy, commercial and industrial and commercial real estate loans.

Loans 30-89 days past due increased $16.0
million primarily due to administrative past dues which were short-term in nature.

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
At the date of purchase, all debt securities are classified as AFS securities. Since interest rates move in cycles, having an AFS portfolio allows management to: (i) protect against additional unrealized market valuation losses; (ii) provide more liquidity as rates rise, which often coincides

with increasing loan demand and slower deposit growth; and (iii) generate more money to reinvest when rates are higher giving the
institution an opportunity to lock in higher yields. In the event the AFS portfolio becomes too large given the constraints set in the policy,
investments may be classified as held-to-maturity. Held-to-maturity classification will only be used if we have the intent and ability to hold the investment to its maturity.
At December 31, 2022, AFS debt securities decreased $59 million or 8% from the prior year-end primarily due to the $112 million
increase in unrealized losses. During 2022, the Company purchased $50 million of tax-exempt municipal securities, $48 million of mortgage-
backed securities, $10 million of SBA, and $6 million of corporate securities.

During 2021, the Company purchased $117 million of tax-
exempt municipal securities and $108 million of mortgage-backed securities primarily to deploy liquidity into higher yielding interest-
earning assets.
For information related to the book value and fair value of our AFS securities at December 31, 2022 and 2021 refer to the “Available-
for-Sale Securities” segment in Note 3: Securities

within the Notes to the Consolidated Financial Statements. For information related to the
investment maturity schedule and weighted average yield for each range of maturities refer to the “Maturity Schedule” segment in
Note 3:
Securities

within the Notes to the Consolidated Financial Statements.

Bank-Owned Life Insurance
The Company maintains investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain
employees and as a tax planning strategy. The decrease in yield during 2022 was primarily due to the Company recognizing $2 million in
tax-free death benefits from a BOLI policy in 2021, coupled with movements in the insurance carrier’s underlying investments and operating costs that decreased the overall income on the underlying asset.
The following table provides the balance of BOLI income earned and tax-equivalent yield for the periods indicated:
As of or For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Ending balance $ 69,101 $ 67,498 $ 67,498
Income earned $ 1,602 $ 3,483 $ 1,809
Tax-equivalent yield (1) 2.9% 6.4% 3.4%
(1) Tax exempt income is calculated on a tax-equivalent basis. BOLI income is exempt from federal and state taxes. The incremental tax rate used is 24.7%
between 2020 and 2022.
Deposits
The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit
category to total deposits:
As of

December 31, 2022
As of

December 31, 2021
December 31, 2021 vs.
December 31, 2022

% Change
(Dollars in thousands)
Non-interest-bearing deposits $ 1,400,260 $ 1,163,224 20.4%
Transaction deposits 543,801 536,225 1.4
Savings and money market deposits 2,761,680 2,359,761 17.0
Time deposits (1) 945,567 624,387 51.4
Total deposits $ 5,651,308 $ 4,683,597 20.7%
Total uninsured deposits (2) $ 2,449,506 $ 2,413,533
(1)
Includes $382 million and $91 million of brokered deposits, representing

40% and 15% of time deposits for the years ended December
31, 2022 and 2021, respectively.
(2)
Based on estimated amounts of uninsured deposits and are based on the same methodologies and assumptions used for the Bank’s
regulatory reporting requirements.

Deposits originate from our markets as well as through participation in certain wholesale programs. Deposit accounts are added by
loan cross-selling, client referrals and involvement within our community. The Company offers a variety of deposit products including non-
interest-bearing demand deposits and interest-bearing deposits that include transaction accounts (including NOW accounts), savings
accounts, money market accounts, and certificates of deposit. The Bank also acquires brokered deposits, internet subscription certificates of
deposit, and reciprocal deposits through the Intrafi Network. The reciprocal deposits include both the Certificate of Deposit Account Registry
Service and Insured Cash Sweep program. The Company is a member of the Intrafi

Network which effectively allows depositors to receive
FDIC insurance on amounts greater than the FDIC insurance limit, which is currently

$250 thousand. The Intrafi Network allows institutions
to break large deposits into smaller amounts and place them in a network of other

Intrafi Network institutions to ensure full FDIC insurance
is gained on the entire deposit.
At December 31, 2022, deposits increased $968 million, or 21%, from the prior year-end including $570

million from the Central
acquisition.

Non-interest-bearing deposits increased $237 million or 20% from December

31, 2021 to December 31, 2022, including $225
million from the Central acquisition. The increase in non-interest-bearing deposits was driven by approximately $544 million of increased
deposits from current clients and approximately $189 million from new deposit relationships and $225 million from Central, partially offset by deposit withdrawals.

At both December 31, 2022

and 2021, non-interest-bearing deposits represented 25% of total deposits. Transaction deposits and savings and money market deposits increased $409 million at December 31, 2022 as compared to December 31, 2021, as a
result of new deposit relationships,

increased deposits from current clients and the acquisition of Central. Time deposits increased by $321
million during 2022. Approximately $489 million of time deposits matured in 2022, offset by $829 million of new and renewed time
deposits.

Brokered time deposits increased during 2022 to meet short-term liquidity needs.

The following table sets forth the maturity of time deposits as of December

31, 2022:
As of December 31, 2022
Three Months or
Less
Three to Six
Months
Six to Twelve
Months
After Twelve
Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $ 24,769 $ 26,203 $ 49,409 $ 211,123 $ 311,504
Time deposits below FDIC insurance limit 164,871 168,450 155,278 145,464 634,063
Total time deposits $ 189,640 $ 194,653 $ 204,687 $ 356,587 $ 945,567
Other Borrowed Funds
Since it may not be possible to achieve the institution’s overall funding needs through core deposit funding, other borrowings may be
used to support asset growth. The risks associated with other borrowings are addressed in the same fashion as other financial condition risks
incurred by the Bank. Credit risk, interest rate risk, concentration risk, capital adequacy and liquidity are measured for the consolidated
statement of financial condition as a whole, including any wholesale funding strategies that have been implemented or are expected to be
implemented.

The following table sets forth the amounts outstanding and weighted average interest rate of our borrowings as of the dates indicated:
As of December 31,
2022 2021 2020
Amount
Weighted Average
Interest Rate Amount
Weighted Average
Interest Rate Amount
Weighted Average
Interest Rate
(Dollars in thousands)
Repurchase agreements $ — — % $ — — % $ 2,306 0.15%
Federal funds purchased 20,000 4.65 — — — —
FHLB borrowings
(1)
218,111 3.02 236,600 1.92 293,100 1.78
Trust preferred securities
(2)
1,061 6.51 1,009 1.94 963 1.96
TIB line of credit 5,000 7.50 — — — —
SBA loan secured borrowings 9,396 N/A — — — —
Total other borrowings
$ 253,568 3.41% $ 237,609 1.92% $ 296,369 1.77%
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

For the Year Ended

December 31,
2022 2021 2020
Maximum
Amount
Outstanding at
Any Month End
Average
Amount
Weighted
Average
Interest Rate
Maximum
Amount
Outstanding at
Any Month End
Average
Amount
Weighted
Average
Interest Rate
Maximum
Amount
Outstanding at
Any Month End
Average
Amount
Weighted
Average
Interest Rate
(Dollars in thousands)
Repurchase agreements $ 5,695 $ 827 0.13% $ 6,218 $ 1,821 0.15% $ 57,259 $ 32,265 0.49%
Federal funds purchased 20,000 7,836 1.22 — — — 30,000 2,589 0.19
Federal reserve discount
window — — — — — — 15,000 1,055 0.24
FHLB borrowings
(1)
326,600 224,182 2.11 293,100 277,558 2.10 470,659 382,047 1.66
Trust preferred securities 1,061 1,031 8.83 1,009 982 5.05 963 939 11.34
TIB line of credit 5,000 27 — — — — — — —
SBA loan secured borrowings $ 10,897 1,170

N/A

$ — — — $ — — —
Total other borrowings $ 235,073 2.10% $ 280,361 2.10% $ 418,895 1.58%
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
Statements for a listing of our December 31, 2022 significant contractual cash obligations to third parties on debt obligations. Refer to

Note
6: Leases

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
Consolidated Financial Statements

for a listing of our December 31, 2022 off-balance sheet arrangements.

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
Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the consolidated statement of financial condition; and (ii) off-balance sheet liquidity resources, which represent funds available from third-party
sources. On-balance sheet liquidity resources include overnight funds, short

-term deposits with other banks, AFS securities, and certain other sources. Off-balance sheet liquidity resources consist of credit lines, wholesale deposits and debt funding and certain other sources.
On-balance sheet liquidity resources can be broken down into three sections: (i) primary liquidity resources, which represent liquid funds that are on the consolidated statement of financial condition; (ii)

tertiary liquidity resources, which represent assets that can be sold into the secondary market; and (iii) public funds, which represent deposits. Primary liquidity resources include overnight funds plus short-
term, interest-bearing deposits with other banks and unpledged AFS securities. Tertiary liquidity resources include loans that can be sold into
the secondary market or through participation and unpledged securities classified as held-to-maturity. Public funds are another source of
wholesale deposits as they require collateral.
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
Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan portfolio and security portfolio, increases in client deposits and wholesale deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-
term or long-term basis. The Company believes that its current liquidity and access to such alternative sources of funds will be sufficient to
meet anticipated cash requirements for the next 12 months and thereafter.
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended
December 31, 2022 and 2021. As of December 31, 2022, we had cash and cash equivalents of $300 million compared to $483 million at
December 31, 2021. The change in cash and cash equivalents was due to an $80 million increase in cash provided by operating activities, a
$620 million decrease in cash provided by investing activities primarily due to strong loan growth and net cash provided by financing activities of $357 million primarily due to increases in time deposits. During

2022, liquid assets decreased as loan growth outpaced deposit growth. The decrease was partially offset by net cash activity from the Central acquisition of

$126 million.
As of December 31, 2022, 2021, and 2020, we had the following available funding:
As of December 31,
2022 2021 2020
(Dollars in thousands)
On-balance sheet liquidity (1) $ 986,482 $ 1,224,253 $ 1,046,110
Off-balance sheet liquidity (2) 770,165 732,748 756,325
Total liquidity $ 1,756,647 $ 1,957,001 $ 1,802,435
On-balance sheet liquidity (1)

as a percent of assets
15% 22% 19%
Total liquidity as a percent of assets 27% 35% 32%
(1) On-balance sheet liquidity represents funds currently on the consolidated statements of financial condition. It consists of overnight funds, short-term deposits with other banks and unpledged AFS securities.
(2) Off-balance sheet liquidity represents funds available from third-party sources including credit lines, FHLB, and FRB.
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

Refer to Note 14: Regulatory Matters

in the Notes to the Consolidated Financial Statements for the table that summarizes the capital
requirements applicable to the Company and the Bank in order to be considered

“well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2022 and 2021. The Bank exceeded all regulatory capital requirements under Basel III, and the Bank was considered to be “well-capitalized” for the periods ended December 31, 2022 and 2021.

Stockholders’ Equity
For the year ended December 31, 2022, the Company’s stockholders’ equity decreased primarily due to changes to the unrealized loss
on AFS securities,

the impact of Central and share repurchases, partially offset by an increase in net income.
Changes in stockholders’ equity for the fiscal years ended December 31, 2020, 2021, and 2022 are provided in the Consolidated
Statements of Stockholders’ Equity. Additional information regarding the Company’s stock activity is provided in Note 19: Stockholders’
Equity

within the Notes to the Consolidated Financial Statements.

Interest Rate Sensitivity
A primary component of market risk is interest rate volatility. Managing interest rate risk is a key element of our consolidated
statement of financial condition management. Interest rate risk is the risk that net interest margins will be eroded over time due to changing
market conditions. Many factors can cause margins to erode including, without limitation, (i) lower loan demand; (ii) increased competition for funds; (iii) weak pricing policies; (iv) statement of financial condition mismatches; and (v) changing liquidity demands. We manage our sensitivity position in accordance with our interest rate risk policy. The management of interest rate risk is a three-step process and involves:
(i) measuring the interest rate risk position; (ii) policy constraints; and (iii)

strategic review and implementation.
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Committee (“ALCO”) in accordance with policies
approved by the Bank’s board of directors. ALCO uses a combination of three systems to measure the statement of financial condition’s
interest rate risk position. Because each system serves a different purpose and provides a different perspective, the three systems in
combination are expected to provide a better overall result than a single system alone. The three systems include:

(i) gap reports; (ii) earnings
simulation; and (iii) economic value of equity (“EVE”).
•

A gap report measures the repricing volume of assets and liabilities by time period. The difference between repricing assets and repricing liabilities for a particular time period is known as the periodic repricing gap. Using this method, it is possible to estimate
the impact on earnings of a given rate change. As a method of evaluating interest rate risk, the gap report is a reasonably accurate
method of assessing earnings exposure. However, its reliability diminishes as statement of financial condition complexity increases.
Optionality and other factors complicate the analysis.
•

An earnings simulation measures the effect of changing interest rates on net interest income and earnings. Earnings simulation is
more detailed than gap analysis. Under this approach, the repricing characteristics of each asset and liability instrument are
programmed into a computer simulation model. This programming allows the Bank to refine important characteristics such as caps,
floors, and time lag. It also allows the Bank to include the impact of new business activity in the analysis. Gap reporting only
considers the existing statement of financial condition position.
•

EVE is a valuation approach to measuring long-term interest rate risk exposure. This approach considers all future time periods,
which provides an advantage over earnings simulation. However, a negative attribute of EVE is that it assumes a sustained change
in rates, which is never the case in the long-term. This seeks to compute the financial risk of having a duration mismatch between
assets and funding.
In addition, ALCO compares the current interest rate risk position to policy limits. This procedure is compliance oriented and results in either a pass or fail outcome. When the statement of financial condition is in compliance, no further action is necessary. In instances of
noncompliance, ALCO will develop a plan of action to correct the condition. A summary of the plan and its timing for completion will be forwarded to the board of directors each quarter until compliance is reestablished.
ALCO also evaluates interest rate risk positioning in light of anticipated interest rates. The purpose of this comparison is to determine whether action steps need to be taken to modify current strategy. The results form a decision-making input for ALCO. If it is determined that
more asset sensitivity is needed, ALCO will either increase rate sensitive assets or reduce rate sensitive liabilities. The opposite will occur if
less asset sensitivity is desired.
Loan and deposit repricing assumptions are critical in measuring interest rate risk.

For loans, management reviews spreads and
prepayment assumptions. For deposits, management reviews beta factors and decay assumptions. ALCO reviews and adjusts repricing assumptions at least annually. Model assumptions are included in the output reports and reviewed by ALCO on a periodic basis.
When evaluating statement of financial condition rate sensitivity, a proper analysis of total funding is of critical importance. The
funding side of the statement of financial condition can be segregated into three broad categories, as follows: (i) funding with defined maturity dates; (ii) non-maturity deposits; and (iii) perpetual funding.

•

Funding with defined maturity dates includes certificates of deposit and borrowed funds. The repricing analysis requires a twofold
statement of behavior for each statement of financial condition category. It requires a cash flow schedule for principal and interest payments and a repricing schedule of rate adjustments. Once the cash flow and repricing projections are developed, the category can
be analyzed for interest rate risk exposure.
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

Periodic independent evaluations are conducted and documented. Each evaluation consists primarily of: (i) an assessment of internal controls; (ii) an evaluation of data integrity; (iii) the appropriateness of the risk management system; (iv) the reasonableness of validity scenarios; (v) a review of ALCO’s charter; and (vi) validation of calculations. In addition, to ensure the model is working as expected a back
test of the model is completed at least annually.
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
On a quarterly basis, we run various simulation models including a static statement of financial condition and dynamic growth
statement of financial condition. These models test the impact on net interest income and fair value of equity from changes in market interest
rates under various scenarios. Under the static model and dynamic growth models, rates are shocked instantaneously and ramped rates
change over a 12-month horizon based upon parallel and nonparallel yield curve shifts. Parallel shock scenarios assume instantaneous
parallel movements in the yield curve compared to a flat yield curve scenario. Nonparallel simulation involves analysis of interest income
and expense under various changes in the shape of the yield curve.
Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10% for a -200 basis point shift,
15% for a -300 basis point shift, 5% for a -100 basis point shift, 5% for a 100 basis point shift, 10% for a 200 basis point shift, and 15% for a
300 basis point shift.
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
December 31, 2022 December 31, 2021
Change in Interest Rate
(Basis Points)
Percent Change in
Net Interest Income
Percent Change in
Fair Value of Equity
Percent Change in
Net Interest Income
Percent Change in
Fair Value of Equity
+300 7.9% (9.9) % 7.9% (7.7) %
+200 5.3 (6.4) 4.6 (4.7)
+100 2.6 (2.7) 1.5 (2.7)
Base —
%
—
%
—
%
—
%
-100 (2.7) 2.6
NA
(1)
NA
(1)
-200 (5.4) 5.1 NA
(1)
NA
(1)
-300 (11.2) 6.3 NA
(1)
NA
(1)
(1) The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.

Hypothetical Change in Interest Rate - Rate Ramp
December 31, 2022 December 31, 2021
Change in Interest Rate
(Basis Points) Percent Change in Net Interest Income Percent Change in Net Interest Income
+300 3.4% 3.4%
+200 2.3 1.9
+100 1.1 0.6
Base —
%
—
%
-100 (1.1) NA (1)
-200 (2.3) NA (1)
-300 (3.9) NA (1)
(1)
The Company decided to exclude the down rate environment from its analysis due to the already low interest rate environment.
The hypothetical positive change in net interest income as of December

31, 2022

in an up 100 environment is primarily due to
approximately 63% of the Company’s earning assets adjusting within the first year. In addition, the Company’s time deposits and other borrowings will continue to mature. Loans remain the largest portion of our adjustable earning assets, as the mix of adjustable loans or those maturing in one year was 69%.
The models the Company uses include assumptions regarding interest rates and balance changes.

These assumptions are inherently
uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest
rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes
as well as changes in market conditions, client behavior and management strategies, among other factors.
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
Allowance for Credit Losses
The determination of the ACL, which represents management’s estimate of expected lifetime credit loss is recognized at the origination or
purchase of an asset, including those acquired through a business combination,

which is then reassessed at each reporting date over the
contractual life of the asset. The calculation of expected credit losses includes consideration of past events, current conditions, and reasonable
and supportable economic forecasts that affect the collectability of the reported amounts. Generally, expected credit losses are determined through a pooled, collective assessment of loans and leases with similar risk characteristics.

However, if the risk characteristics of a loan or
lease change such that it no longer matches that of the collectively assessed pool, it is removed from the population and individually assessed
for credit losses. The total ACL on loans and leases recorded by management represents the aggregated estimated credit loss determined through both the collective and individual assessments.

See
Note 4: Loans and Allowance for Credit Losses

in the Notes to the Consolidated
Financial Statements for additional information.

Although management believes the levels of the allowance for credit losses at December

31, 2022 are adequate to absorb expected credit
losses, if actual results are materially different from the judgments and uncertainties made, the Company would be required to increase
(decrease) its credit losses provision resulting in a decrease (increase) in net income.

Business Combinations
The Company applies the acquisition method of accounting for business combinations in accordance with ASC 805, Business Combinations.
Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired,

including identifiable
intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is
greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

See
Note 2:
Acquisition Activities

in the Notes to the Consolidated Financial Statements for further informatio

n.
Recent Accounting

Pronouncements
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

Item 8.

Financial Statements and Supplementary Data
Section Page Number
Report of FORVIS, LLP Independent Registered Public Accounting Firm
56
Consolidated Statements of Financial Condition
58
Consolidated Statements of Operations
59
Consolidated Statements of Comprehensive (Loss) Income
60
Consolidated Statements of Stockholders’ Equity
61
Consolidated Statements of Cash Flows
62
Notes to Consolidated Financial Statements
63
Note 1: Nature of Operations and Summary of Significant Accounting Policies
63
Note 2: Acquisition Activities
69
Note 3: Securities
72
Note 4: Loans and Allowance for Credit Losses
75
Note 5: Premises and Equipment
88
Note
6
: Leases
88
Note
7
: Goodwill and Core Deposit Intangibles
89
Note
8
: Derivatives and Hedging Activities
90
Note
9
: Foreclosed Assets
92
Note 1
0
: Interest-bearing Time Deposits
92
Note 1
1
: Borrowing Arrangements
93
Note 12: Income Taxes
94
Note 1
3
: Changes in Accumulated Other Comprehensive Income
95
Note 1
4
: Regulatory Matters
95
Note 1
5
: Employee Benefit Plan
96
Note 1
6
: Revenue from Contracts with Clients
97
Note 17: Stock-Based Compensation
97
Note 18: Stock Warrants
100
Note 19: Stockholders’ Equity
101
Note 20: Disclosure about Fair Market Value of Financial Instruments
101
Note 21
: Commitments and Credit Risk
104
Note 2
2
: Parent Company Condensed Financial Statements
105
Note 2
3
: Subsequent Events
106

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
CrossFirst Bankshares, Inc.
Leawood, Kansas
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of CrossFirst Bankshares,
Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations,
comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,
the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and
its cash flows for each of the years in the three-year period ended December

31, 2022, in conformity with
accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed

in Note

1 to

the consolidated

financial statements,

the Company

changed its

method of

accounting

for the
recognition

and

measurement

of

credit

losses

as

of

January

1,

2022,

due

to

the

adoption

of ASU

2016-13,
Financial
Instruments

-
Credit

Losses

(Topic

326):
Measurement

of

Credit

Losses

on

Financial

Instruments

and

its

related
amendments.
As discussed in Note 1

to the consolidated financial statements,

the Company changed its method

of accounting for leases
as of January 1, 2022, due to the adoption of ASU 2016-02 Leases

(Topic 842).
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
(Formerly, BKD, LLP)
We have served as the Company’s auditor since 2009.
Kansas City, Missouri
March 3, 2023

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Financial Condition
As of December 31,
2022 2021
(Dollars in thousands)
Assets
Cash and cash equivalents $
300,138
$
482,727
Available-for-sale securities - taxable
198,808
192,146
Available-for-sale securities - tax-exempt
488,093
553,823
Loans, net of allowance for credit losses of $
61,775

and $
58,375

at December 31, 2022 and
2021, respectively
5,310,954
4,197,838
Premises and equipment, net
65,984
66,069
Restricted equity securities
12,536
11,927
Interest receivable
29,507
16,023
Foreclosed assets held for sale
1,130
1,148
Goodwill and other intangible assets, net 29,081 130
Bank-owned life insurance
69,101
67,498
Other
95,754
32,128
Total assets $
6,601,086
$
5,621,457
Liabilities and stockholders’ equity
Deposits

Non-interest-bearing $
1,400,260
$
1,163,224
Savings, NOW and money market
3,305,481
2,895,986
Time
945,567
624,387
Total deposits
5,651,308
4,683,597
Federal Home Loan Bank advances
218,111
236,600
Other borrowings
35,457
1,009
Interest payable and other liabilities
87,611
32,678
Total liabilities
5,992,487
4,953,884
Stockholders’ equity
Preferred stock, $
0.01

par value:

Authorized -
5,000,000

shares, issued -
none
-
-
Common stock, $
0.01

par value:

Authorized -
200,000,000

shares, issued -
53,036,613

and
52,590,015

shares at December 31, 2022 and 2021, respectively
530
526
Treasury stock, at cost:
4,588,398

and
2,139,970

shares held at December 31, 2022 and 2021,
respectively
(64,127)
(28,347)
Additional paid-in capital
530,658
526,806
Retained earnings
206,095
147,099
Accumulated other comprehensive (loss) income
(64,557)
21,489
Total stockholders’ equity
608,599
667,573
Total liabilities and stockholders’ equity $
6,601,086
$
5,621,457

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Operations
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands, except per share data)
Interest Income
Loans, including fees $
224,138
$
174,660
$
183,738
Available-for-sale securities - taxable
4,577
3,273
5,073
Available-for-sale securities - tax-exempt
15,338
14,033
13,013
Deposits with financial institutions
3,751
502
639
Dividends on bank stocks
709
682
985
Total interest income
248,513
193,150
203,448
Interest Expense
Deposits
49,982
18,523
36,585
Fed funds purchased and repurchase agreements
96
3
164
Federal Home Loan Bank Advances
4,759
5,837
6,341
Other borrowings
142
96
109
Total interest expense
54,979
24,459
43,199
Net Interest Income
193,534
168,691
160,249
Provision for Credit Losses
11,501
(4,000)
56,700
Net Interest Income after Provision for Credit Losses
182,033
172,691
103,549
Non-Interest Income

Service charges and fees on customer accounts
6,228
4,580
2,803
Realized gains on available-for-sale securities
96
1,023
1,704
Gain on sale of loans
47
-
44
(Losses) gains, net on equity securities
(181)
(6,325)
46
Income from bank-owned life insurance
1,602
3,483
1,809
Swap fees and credit valuation adjustments, net
188
275
(204)
ATM and credit card interchange income
6,523
7,996
4,379
Other non-interest income
2,778
2,628
1,152
Total non-interest income
17,281
13,660
11,733
Non-Interest Expense

Salaries and employee benefits
75,288
61,080
57,747
Occupancy
10,663
9,688
8,701
Professional fees
5,275
3,519
4,218
Deposit insurance premiums
3,354
3,705
4,301
Data processing
4,750
2,878
2,719
Advertising
3,201
2,090
1,219
Software and communication
5,093
4,234
3,750
Foreclosed assets, net
(17)
697
1,239
Goodwill impairment
-
-
7,397
Other non-interest expense
14,135
11,491
8,677
Total non-interest expense
121,742
99,382
99,968
Net Income Before Taxes
77,572
86,969
15,314
Income tax expense
15,973
17,556
2,713
Net Income $
61,599
$
69,413
$
12,601
Basic Earnings Per Share $
1.24
$
1.35
$
0.24
Diluted Earnings Per Share $
1.23
$
1.33
$
0.24

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Comprehensive (Loss) Income
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Net Income $
61,599
$
69,413
$
12,601
Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities
(111,661)
(8,894)
18,847
Less: income tax (benefit) expense
(26,870)
(2,182)
4,606
Unrealized gain (loss) on available-for-sale securities, net of income tax
(84,791)
(6,712)
14,241
Reclassification adjustment for realized gains included in income
96
1,023
1,704
Less: income tax expense
24
245
415
Reclassification adjustment for realized gains included in income, net of income tax
72
778
1,289
Unrealized loss on cash flow hedges
(1,551)
(562)
-
Less: income tax benefit
(368)
(138)
-
Unrealized loss on cash flow hedges, net of income tax
(1,183)
(424)
-
Other comprehensive (loss) income
(86,046)
(7,914)
12,952
Comprehensive (Loss) Income $
(24,447)
$
61,499
$
25,553

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Stockholders’ Equity
Preferred Stock Common Stock Treasury
Additional
Paid in Retained
Accumulated
Other
Comprehensive
Shares Amount Shares Amount Stock Capital Earnings Income (Loss) Total
(Dollars in thousands)
December 31, 2019
—
$
—
51,969,203

$

520

$

—

$

519,870

$

64,803

$

16,451

$

601,644
Adoption of ASU 2018-07 —
—
—
—
—
(238)
204
—
(34)
Net income —
—
—
—
—
—
12,601
—
12,601
Other comprehensive income - available-for-
sale securities —
—
—
—
—
—
—
12,952
12,952
Issuance of shares from equity-based awards —
—
319,926
3
—
(1,087)
—
—
(1,084)
Open market common share repurchases
—
—
(609,613)
—
(6,061)
—
—
—
(6,061)
Employee receivables from sale of stock —
—
—
—
—
3
44
—
47
Stock-based compensation —
—
—
—
—
4,363
—
—
4,363
December 31, 2020 —
—
51,679,516
523
(6,061)
522,911
77,652
29,403
624,428
Net income —
—
—
—
—
—
69,413
—
69,413
Other comprehensive loss - available-for-sale
securities —
—
—
—
—
—
—
(7,490)
(7,490)
Other comprehensive loss - cash flow hedges —
—
—
—
—
—
—
(424)
(424)
Issuance of shares from equity-based awards —
—
300,886
3
—
(689)
—
—
(686)
Open market common share repurchases —
—
(1,530,357)
—
(22,286)
—
—
—
(22,286)
Employee receivables from sale of stock —
—
—
—
—
—
34
—
34
Stock-based compensation —
—
—
—
—
4,584
—
—
4,584
December 31, 2021 —
—
50,450,045
526
(28,347)
526,806
147,099
21,489
667,573
Adoption of ASU 2016-13 —
—
—
—
—
—
(2,610)
(2,610)
Net income —
—
—
—
—
—
61,599
—
61,599
Other comprehensive loss - available-for-sale
securities —
—
—
—
—
—
—
(84,863)
(84,863)
Other comprehensive loss - cash flow hedges —
—
—
—
—
—
—
(1,183)
(1,183)
Issuance of shares from equity-based awards —
—
446,598
4
—
(565)
—
—
(561)
Open market common share repurchases —
—
(2,448,428)
—
(35,780)
—
—
—
(35,780)
Employee receivables from sale of stock —
—
—
—
—
—
7
—
7
Stock-based compensation —
—
—
—
—
4,417
—
—
4,417
December 31, 2022 — $
—
48,448,215
$
530
$
(64,127)
$
530,658
$
206,095
$
(64,557)
$
608,599

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Operating Activities
Net income $
61,599
$
69,413
$
12,601
Adjustments to reconcile net income to

net cash provided by operating activities:

Depreciation and amortization
5,305
5,260
5,252
Provision for loan losses
11,501
(4,000)
56,700
Accretion of discounts on loans
(252)
-
-
Accretion of discounts and amortization

of premiums on securities
4,288
5,067
6,084
Stock-based compensation
4,417
4,584
4,363
(Gain) loss on disposal of fixed assets
(77)
(123)
101
Loss on sale of foreclosed assets and related

impairments
(62)
572
1,156
Gain on sale of loans
(47)
-
(44)
Deferred income taxes
(1,970)
2,664
(5,257)
Net increase in bank owned life insurance
(1,602)
(3,483)
(1,809)
Net gains (losses) on equity securities
181
6,325
(46)
Net realized gains on available-for-sale securities
(96)
(1,023)
(1,704)
Goodwill impairment
-
-
7,397
Dividends on FHLB stock
(699)
(679)
(983)
Prepayment penalties on extinguishment

of debt
-
771
-
Changes in:

Interest receivable
(10,970)
1,213
(1,520)
Other assets
1,814
(533)
(103)
Other liabilities
7,023
2,343
(1,735)
Net cash provided by operating activities
80,353
88,371
80,453
Investing Activities
Net change in loans
(732,041)
172,764
(640,029)
Purchases of available-for-sale and equity securities
(116,136)
(225,719)
(76,218)
Proceeds from maturities of available-for-sale

securities
80,091
103,488
142,057
Proceeds from sale of available-for-sale and equity

securities
20,109
20,867
31,810
Proceeds from the sale of foreclosed assets
237
628
1,045
Purchase of premises and equipment
(2,569)
(1,211)
(6,093)
Proceeds from the sale of premises and equipment

and related insurance claims
147
608
121
Purchase of restricted equity securities
(13,175)
-
(2,839)
Proceeds from sale of restricted equity

securities
14,352
4,295
5,556
Proceeds from termination of cash flow hedge
3,290
-
-
Proceeds from death benefit on bank owned

life insurance
-
3,483
-
Net cash activity from acquisition
125,749
-
-
Net cash (used in) provided by investing activities
(619,946)
79,203
(544,590)
Financing Activities
Net increase in demand deposits, savings,

NOW and money market accounts
94,529
407,952
967,245
Net increase (decrease) in time deposits
302,889
(419,095)
(196,264)
Net decrease in fed funds purchased and

repurchase agreements
-
(2,306)
(12,615)
Net increase in federal funds sold
20,000
-
-
Proceeds from Federal Home Loan Bank advances
50,000
-
138,000
Repayment of Federal Home Loan Bank

advances
(154,048)
(57,271)
(203,643)
Net proceeds from lines of credit
79,968
-
-
Issuance of common shares, net of issuance

cost
4
3
3
Proceeds from employee stock purchase

plan
364
172
151
Repurchase of common stock
(35,780)
(22,286)
(6,061)
Acquisition of common stock for tax

withholding obligations
(929)
(860)
(1,236)
Net decrease in employee receivables
7
34
47
Net cash provided by (used in) financing activities
357,004
(93,657)
685,627
(Decrease) increase in Cash and Cash

Equivalents
(182,589)
73,917
221,490
Cash and Cash Equivalents, Beginning of Period
482,727
408,810
187,320
Cash and Cash Equivalents, End of Period $
300,138
$
482,727
$
408,810
Supplemental Cash Flows Information

Interest paid $
50,604
$
25,287
$
45,619
Income taxes paid
15,499
12,554
9,692
Equity interest assumed in partial satisfaction

of loans
-
-
11,189
Foreclosed assets in settlement of loans $
-
$
-
$
930

CrossFirst Bankshares, Inc.
Notes to Consolidated Financial Statements
Note 1:

Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc., a Kansas corporation (the “Company”), is a bank holding company whose principal activities are the
ownership and management of its wholly owned subsidiary, CrossFirst Bank (the

“Bank”). The Bank has
three

wholly owned subsidiaries:
(i) CrossFirst Investments, Inc., which holds investments in marketable securities; (ii) CFBSA I, LLC, which can hold foreclosed assets; and
(iii) CFBSA II, LLC, which can hold foreclosed assets.
The Bank is primarily engaged in providing a full range

of banking and financial services to individual and corporate clients through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma

City, Oklahoma; (v) Tulsa, Oklahoma;
(vi) Dallas, Texas; (vii) Frisco, Texas; (viii) Phoenix, Arizona (ix) Colorado Springs, Colorado; (x) Denver, Colorado; and (xi)

Clayton, New
Mexico.

The Bank is subject to competition from other financial institutions and the regulation of certain federal and state agencies and
undergoes periodic examinations by those regulatory authorities.
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States
(“GAAP”). The consolidated financial statements include the accounts of the Compa ny; the Bank and its wholly-owned subsidiaries,
CrossFirst Investments, Inc., CFBSA I, LLC and CFBSA II, LLC. All significant intercompany accounts and transactions were eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that
affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of deferred tax assets, stock-based compensation, derivatives, and fair values of financial instruments.
For the year ended December 31, 2022, the Company broke out

the “Goodwill and other intangible assets, net” that was previously reported in “other assets” within the consolidated statements of financial condition.

As a result, changes within the consolidated statements of
financial condition in the prior periods were made to conform to the current period presentation. The change was due to goodwill and
intangible assets that were added during 2022 related to the acquisition of

Farmers & Stockmens Bank (“Central”). The change had no
impact on net income.
Summary of Significant Accounting

Policies
Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash
equivalents. At December 31, 2022, cash equivalents consisted primarily of both interest-bearing and non-interest-bearing accounts with
other banks. Approximately $
273

million of the Company’s cash and cash equivalents were held at the Federal Reserve Bank of Kansas City
at December 31, 2022. The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The
reserve required at December 31, 2022 was $
0
. In addition, the Company is required from time to time to place cash collateral with third parties as part of its back-to-back swap agreements and cash flow hedges. At December 31, 2022, no

cash collateral was required. At
December 31, 2022, the Company’s cash accounts, excluding funds at the

Federal Reserve Bank and funds required as cash collateral,
exceeded federally insured limits by $
9

million.
Securities -
Debt securities for which the Company has no immediate plan to sell but which may be sold in the future, are classified
as available-for-sale (“AFS”) and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other
comprehensive (loss) income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms
of the securities. Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific
identification method.
Equity securities are recorded at fair value with unrealized gains and losses included in earnings. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

The Company elected a measurement alternative for three private equity investments

that did not have a readily determinable fair
value and did not qualify for the practical expedient to estimate fair value using the net asset value per share. A cost basis was calculated for
the equity investments. The recorded balance will adjust for any impairment or any observable price changes for an identical or similar
investment of the same issuer.

For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not
that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement
to sell is met, the securities’ amortized cost basis is written down to fair value through income. For AFS securities that do not meet the criteria above, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. Management
considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the
credit loss, limited by the amount that the fair value is less than amortized cost basis. The Company has elected to exclude accrued interest
receivable (“AIR) from investment securities from the credit loss assessment as interest deemed uncollectible is written off through interest
income.
Prior to t

he adoption of ASU 2016-13, declines in the fair value of AFS securities below their cost that were deemed to be other-
than-temporarily impaired were reflected in earnings as realized losses.

In estimating other-than-temporary-impairment prior to January 1,
2020, the Company considered, among other things, the severity and duration of the unrealized loss position; adverse conditions specifically related to the security; changes in expected future cash flows; downgrades in the rating of the security by a rating agency; the failure of the issuer to make scheduled interest or principal payments; whether the Company had the intent to sell the security; and whether it was more likely than not that the Company would be required to sell the security.
Loans -
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
The interest on these loans is accounted for on the cash basis or cost recovery method,

until qualifying for return to accrual. When payments
are received on non-accrual loans, payments are applied to principal unless there is a clear indication that the quality of the loan has
improved to the point that it can be placed back on accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Credit Losses (“ACL”) - The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial
Instruments
, effective January 1, 2022. The Current Expected Credit Loss (“CECL”) model requires an estimate of expected credit losses,
measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about
past events and current conditions.
The Company uses a loss-rate ("cohort") method to estimate the expected allowance for credit losses ("ACL") for all loan pools.
The cohort method identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point in time to
form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining lives, or until the loans are “exhausted”
(i.e., have reached an acceptable point in time at which a significant majority of all losses are expected to have been recognized). The
Company has elected to exclude accrued interest receivable from the ACL process, because a timely write-off policy exists.
Unfunded loan commitments
In addition to the ACL for funded loans, the Company maintains reserves to cover the risk of loss associated with off-balance sheet
unfunded loan commitments. The allowance for off-balance sheet credit losses is maintained within the other liabilities in the statements of financial condition. Under the CECL framework, adjustments to this liability are recorded as provision for credit losses in the statements of operations. Unfunded loan commitment balances are evaluated by loan class and further segregated by revolving and non-revolving
commitments. In order to establish the required level of reserve, the

Company applies average historical utilization rates and ACL loan model loss rates for each loan class to the outstanding unfunded commitment balances.

Refer to Note 4: Loans and Allowance for Credit Losses

for additional information regarding the policies, procedures,

and credit
quality indicators used by the Company.
Prior to the adoption of ASU 2016-13, the Company’s

determination of the allowance took into consideration, among other matters, periodic review of the ability to collect loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations
that may affect the borrower’s ability to repay,

estimated value of any underlying collateral and prevailing economic conditions.

Under the prior incurred loss methodology,

the Company routinely evaluated adversely risk-rated credits for impairment.
Impairment, if any, was typically

measured for each loan by either (i) the present value of the loan’s expected future cash flows discounted at
the loan’s effective

interest rate, (ii) the loan’s obtainable market

price or (iii) the estimated fair value of the collateral, if the loan was collateral dependent. General allowances were established for loans with similar characteristics. In this process, general allowance factors were based on an analysis of historical loss experience and expected loss given default derived from the Company’s internal risk

rating
process.

Other adjustments may have been made after assessing internal or external influences on credit quality that were not fully reflected
in the historical loss or risk rating data. To

the extent that the data supporting such factors had limitations, management’s judgment and
experience played a key role in determining the allowance estimates.
Premises and Equipment -
With the exception of premises and equipment acquired through business combinations,

which are
initially measured and recorded at fair value, depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to
expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.
Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. The Company generally
assigns depreciable lives of
35

to
40

years for buildings and improvements,
5

to
7

years for furniture and fixtures and
3

to
5

years for
equipment. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount
of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to
result from the use of the asset and its eventual disposal is less than its carrying amount.

Restricted Equity Securities - Restricted equity securities include investments in FHLB Topeka and Bankers’ Bank of Kansas.
FHLB Topeka is a Federal Home Loan Bank and its stock is a required investment for institutions that are members of the Federal Home
Loan System. The required investment in the common stock is based on a predetermined formula. The

Bankers’ Bank of Kansas is a
correspondent bank located in Wichita, Kansas and the investment is carried at cost and evaluated for impairment.
Bank-Owned Life Insurance -
The Company has purchased life insurance policies on certain key employees that are accounted for
under the fair value method. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the
statement of financial condition date, which is the cash surrender value.

Changes in cash surrender value are recorded in earnings in the period in which the changes occur.
Foreclosed Assets Held-for-Sale -
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
Goodwill and intangible assets, net - Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. A qualitative assessment is performed to determine whether the existence of events or circumstances led to a determination that it was more likely than not the fair value was less than the carrying amount, including goodwill. If, based on the
evaluation, it is determined to be more likely than not that the fair value was less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment would be indicated and goodwill written down

to its implied fair value.
Intangible assets that have finite useful lives, such as core deposit intangibles,

are amortized over their estimated useful lives. The
Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core
deposit relationships versus an alternative source of funding. Judgment may be used in assessing goodwill and intangible assets for
impairment. Estimates of fair value are based on projections of revenues,

operating costs and cash flows of the reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations use a combination of present value techniques to measure fair value considering market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Adverse changes in the economic environment, operations of the reporting unit, or changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting unit and could result in an impairment of goodwill and/or intangible assets.

Related Party Transactions - The Company extends credit and receives deposits from related parties. In management’s opinion, the
loans and deposits were made in the ordinary course of business and made on similar terms as those prevailing at the time with other persons.
Related party loans totaled $
7

million and $
8

million at December 31, 2022 and 2021, respectively. Related party deposits totaled
$
91

million and $
74

million at December 31, 2022 and 2021, respectively.
Stock-Based Compensation - The Company accounts for all stock-based compensation transactions in accordance with Accounting
Standard Codification (“ASC”) 718, Compensation - Stock Compensation,

which requires that stock compensation transactions be
recognized as compensation expense in the consolidated statements of operations based on their fair values on the measurement date. The
Company recognizes forfeitures as they occur. New shares are issued upon exercise of an award. The Company records permanent tax
differences through the income tax provision upon vesting or exercise of a stock-based award. The various stock-based compensation plans are described more fully in Note 17: Stock-Based Compensation .
Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (i) the assets have been isolated from the Company and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right)

to pledge or exchange the transferred assets; and (iii) the
Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Income Taxes - The Company and its subsidiaries file U.S. federal and certain state income tax returns on a consolidated basis.
Additionally,

the Company and its subsidiaries file separate state income tax returns with various state jurisdictions. The provision for
income taxes includes the income tax balances of the Company and all of its subsidiaries.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: (i) current; and (ii) deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The
Company determines deferred income taxes using the liability or balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities and enacted changes in tax rates and laws are recognized in the period in which they occur.
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
The Company recognizes interest and penalties on income taxes as a component of other non-interest expense.

Earnings Per Share -
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
Derivative Financial Instruments -
The Company records all derivatives on the statement of financial condition at fair value in
accordance with ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use
of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and
whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a
hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest
rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or
liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.
In accordance with the Financial Accounting Standards Board's (“FASB”) fair value measurement guidance in ASU 2011-04, the
Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counter-party portfolio.

Emerging Growth Company (“EGC”) - The Company is currently an EGC. An EGC may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among the reductions and reliefs, the Company elected to extend the transition period for complying with new or revised accounting standards affecting public companies. This means that the financial statements the Company files or furnishes,

will not be subject to all new or revised
accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until
the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.
Acquisition Activities - The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of
acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in
accordance with ASC Topic 805. The determination of the fair value of loans acquired takes into account credit quality deterioration

and
probability of loss; therefore, the related ACL is not carried forward at the time of acquisition. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable

(i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets, known as the core deposit intangible assets, may be exchanged in observable exchange transactions. As a result, the core deposit intangible asset is considered identifiable, because the separability criterion has been met.
Treasury Stock - When the Company acquires treasury stock, the sum of the consideration paid and direct transaction costs after tax
is recognized as a deduction from equity. The cost basis for the reissuance of treasury stock is determined

using a first-in, first-out basis. To
the extent that the reissuance price is more than the cost basis (gain), the excess is recorded as an increase to additional paid-in capital in the
consolidated statements of financial condition. If the reissuance price is less than the cost basis (loss), the difference is recorded to additional paid-in capital to the extent there is a cumulative treasury stock paid-in capital balance. Any loss in excess of the cumulative treasury stock paid-in capital balance is charged to retained earnings.
Operating Segments - An operating segment is a component of an entity that has separate financial information related to its
business activities and is reviewed by the chief operating decision maker on a regular basis to allocate resources and assess performance. The
Company identifies the following markets as operating segments: (i) Kansas City, Missouri and Leawood, Kansas; (ii) Wichita, Kansas; (iii)
Oklahoma City, Oklahoma; (iv) Tulsa, Oklahoma; (v) Energy; (vi) Dallas and Frisco, Texas; (vii) Phoenix, Arizona; (viii) Franchise Finance;
(ix) Financial Institutions; (x) Colorado Springs, Colorado; (xi) Denver,

Colorado; (xii) New Mexico; (xiii) Small Business Administration
(“SBA”); (xiv) Residential Mortgage; and (xv) Sponsor Finance. These markets provide similar products and services using a similar process to a similar customer base. Our products and services include, but are not limited to, loans; checking and savings accounts; time deposits and
credit cards. Loan products include commercial, real estate, consumer, and

SBA loans. The regulatory environment is the same for the
markets as well. The chief operating decision maker monitors the revenue and costs of the markets; however, operations are managed,
including allocation of resources, and financial performance is evaluated on a Company-wide basis. As a result, the markets are aggregated into
one

reportable segment.
Recent Accounting Pronouncements
The following ASUs represent changes to current accounting guidance that will be adopted in future years:

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled

Debt Restructurings and Vintage Disclosures
Background

– ASU 2022-02 provides new guidance on (i) troubled debt restructurings (“TDRs”) and (ii) vintage disclosures for
gross write-offs. The update eliminates the accounting guidance for TDRs and requires a company to determine if a modification
results in a new loan or a continuation of an existing loan. The update enhances the required disclosures for certain modifications
made to borrowers experiencing financial difficulty. In addition, the update requires disclosure of current-period gross charge-offs
by year of origination for financing receivables. For the Company, the amendments are effective as of January 1, 2023.
Impact of adoption

– The Company expects to adopt the provisions of this guidance as of January 1, 2023. We have concluded that
the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures

.

The following ASUs represent changes to current accounting guidance that were adopted in the current year:

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement

of Credit Losses on Financial Instruments:
Background

– ASU 2016-13 and its subsequent amendments provide new guidance on the impairment model for financial assets measured at amortized cost, including loans held-for-investment and off-balance sheet credit exposures. The CECL model requires
an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future
economic conditions in addition to information about past events and current conditions. ASU 2016-13 requires new disclosures,
including the use of vintage analysis on the Company’s credit quality indicators.

In addition, ASU 2016-13 removes the AFS

securities other-than-temporary-impairment model that reduced the cost basis of the investment and is replaced with an impairment model that will recognize an allowance for credit losses on available-for-sale securities.

Impact of adoption

– The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. All disclosures as of December 31, 2022 are presented in accordance with Topic 326. The Company did not recast comparative financial
periods and has presented those disclosures under previously applicable GAAP. The Company used the prospective transition
approach for AFS securities for which other-than-temporary-impairment has been recognized prior to January

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
4,199,585
4,197,838
1,747
Deferred tax asset $
15,301
$
14,474
$
827
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

(“PPP”) loans were consolidated into the commercial and
industrial term loan segment due to their declining outstanding balance. The Company also separated the residential and multifamily
real estate loan segments. Refer to Note 4: Loans and Allowance for Credit Losses

for detail on the loan segments.

ASU 2016-02, Leases (Topic 842):

Background

– In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the statement of financial condition for all leases with terms longer than 12
months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the
consolidated statements

of operations.

Impact of Adoption

– The Company adopted ASU 2016-02 on January 1, 2022. In July 2018, the FASB issued ASU 2018-11 which, among other things, provided an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening
balance of retained earnings in the period of adoption. The Company did not recast comparative financial periods and has presented
those disclosures under previously applicable GAAP.

We also elected to apply certain practical expedients provided under ASU
2016-02 whereby we combine lease and non-lease components and we will not reassess (i) whether any expired or existing
contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any

existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance).
The following table illustrates the impact of adopting ASU 2016-02 on the Company’s financial statements:
January 1, 2022
As Reported under ASU
2016-02 Pre-ASU 2016-02
Impact of ASU 2016-02
Adoption
(Dollars in thousands)
Assets:
Right-of-use asset $
23,589
$
-
$
23,589
Liabilities:
Lease incentive
-
2,125
(2,125)
Accrued rent payable
-
904
(904)
Lease liability $
26,618
$
-
$
26,618
Note 2:

Acquisition Activities

On November 22, 2022, the Company completed its acquisition of Central whereupon Central was merged with and into the Bank.
Pursuant to the merger agreement executed in June 2022, the Company paid $
66.2

million of cash consideration and assumed all of the assets
and liabilities of Central by operation of law. The acquisition added three full-service branches within Colorado and New Mexico to the
Company’s footprint,

adds experienced leaders, in particular in the SBA and Residential Mortgage lending areas, and accelerates our growth strategy.
Central acquisition-related costs totaled $
8.3

million for the year ended December 31, 2022, including a Day 1 CECL provision expense of $
4.4

million, which were included in the Company’s consolidated statements of operations. The results of Central are included in
the results of the Company subsequent to the acquisition date and reported in this annual report on Form 10-K.

The Company determined that the acquisition of Central constitutes a business combination as defined in ASC Topic 805, Business
Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and
Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future
expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed,

could have a material effect on the Company's
financial position and results of operations.

The table below summarizes preliminary net assets acquired (at fair value)

and consideration transferred in connection with the
Central acquisition:
November 22, 2022
(Dollars in thousands)
Assets:
Cash and cash equivalents $
191,916
Available-for-sale securities
41,103
Loans, net of unearned fees
388,531
Premises and equipment
2,270
Restricted equity securities
1,087
Interest receivable
2,514
Foreclosed assets held for sale
158
Core deposit intangible
16,465
Other
4,231
Total assets acquired
648,275
Liabilities:

Total deposits
570,275
Federal Home Loan Bank advances
10,559
Other borrowings
10,901
Interest payable and other liabilities
3,209
Total liabilities assumed
594,944
Identifiable net assets acquired $
53,331
Consideration:
Cash
66,167
Goodwill $
12,836
In connection with the Central acquisition, the Company recorded $
12.8

million of goodwill, which is deductible for tax purposes.
The amount of goodwill recorded reflects the expanded market presence,

synergies and operational efficiencies that are expected to result from the acquisition. The following is a description of the methods used to determine the fair values of significant assets and liabilities
presented above:
Cash and cash equivalents
—The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-
term nature of these assets.
Loans, net
—The fair value of loans was based on a discounted cash flow methodology.

Inputs and assumptions used in the fair
value estimate of the loan portfolio, includes interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of
loans was calculated using a discounted cash flow analysis based on the remaining maturity and repricing terms. Cash flows were adjusted
by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a
risk-adjusted market rate for similar loans.

Core deposit intangibles
—The Company identified customer relationships, in the form of core deposit intangibles,

as an identified
intangible asset. Core deposit intangibles derive value from the expected future benefits or earnings capacity attributable to the acquired core deposits. The core deposit intangible was valued by identifying the expected future benefits of the core deposits and discounting those
benefits back to present value. The core deposit intangible will be amortized over its estimated useful life of approximately
10

years using
the sum of the years digits accelerated method.
Deposits
—By definition, the fair value of demand and saving deposits equals the amount payable. For time deposits acquired, the
Company utilized an income approach, discounting the contractual cash flows on the instruments over their remaining contractual lives at prevailing market rates.

FHLB Advances

- FHLB advances are recorded at their fair value as estimated by discounting the contractual future cash flows using
FHLB rates offered on similar maturities as of the acquisition date.

The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to
twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired
assets and liabilities and adjust the recorded fair value.
Accounting for acquired loans
Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. Purchased-credit deteriorated
loans (“PCD”) are loans that have experienced more than insignificant credit deterioration since origination and are recorded at the purchase price. Management determined that any loans which were past due, adversely risk rated, on non-accrual or considered a troubled debt
restructured loan were PCD loans. The allowance for credit losses is determined on a collective basis and is allocated to the individual loans.
The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the
initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.

Non-PCD loans have not experienced a more than insignificant deterioration in credit quality since origination. The difference
between the fair value and outstanding balance of the non-PCD loans is recognized as an adjustment to interest income over the lives of the
loan.
A Day 1 CECL allowance for credit losses on the non-PCD loans was recorded through provision for credit loss expense within the consolidated statements of operations. At the date of acquisition, of the $
388.5

million of loans acquired from Central, $
20.5

million, or
5
%
of Central’s loan portfolio, were accounted for as PCD loans.

The following table provides a summary of PCD loans purchased as part of the Central acquisition as of the acquisition date:
Total
(Dollars in thousands)
Unpaid principal balance $
22,005
PCD allowance for credit loss at acquisition
(916)
(Discount) premium on acquired loans
(566)
Purchase price of PCD loans $
20,523
Pro forma information
The following table presents unaudited pro-forma information as if the acquisition of Central had occurred on January 1, 2021.

This
pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangible and related income tax effects and is based on our historical results for the periods presented. The Day 1 CECL provision of $
4.4
million is included in the 2021 pro forma results. Transaction-related costs related to each acquisition are not reflected in the pro forma
amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company
acquired Central at the beginning of fiscal year 2021. Cost savings are also not reflected in the unaudited pro forma amounts.

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the
Company or the consolidated results of operations which would have resulted had the Company acquired Central during the periods
presented.
Pro forma for Years Ended December 31,
Actual from
Acquisition Date
through
December 31, 2022 2022 2021
(Dollars in thousands, except share and per share data)
Net interest income $
1,906
$
209,957
$
186,824
Non-interest income
142
26,193
23,225
Net income
261
68,846
71,689
Pro-forma earnings per share:
Basic $
1.39
$
1.40
Diluted
1.38
1.38
Weighted average shares outstanding:
49,489,860
51,291,428
Basic
50,002,054
52,030,582
Diluted
Note 3:

Securities
Available-for-Sale Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:
December 31, 2022
Amortized Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Mortgage-backed - GSE residential $
197,243
$
232
$
25,166
$
172,309
Collateralized mortgage obligations - GSE residential
11,629
—
743
10,886
State and political subdivisions
551,007
929
57,440
494,496
Corporate bonds
9,762
—
552
9,210
Total available-for-sale securities $
769,641
$
1,161
$
83,901
$
686,901
December 31, 2021
Amortized Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Mortgage-backed - GSE residential $
161,675
$
1,809
$
1,774
$
161,710
Collateralized mortgage obligations - GSE residential
18,130
311
10
18,431
State and political subdivisions
532,906
29,329
767
561,468
Corporate bonds
4,241
119
—
4,360
Total available-for-sale securities $
716,952
$
31,568
$
2,551
$
745,969
The carrying value of securities pledged as collateral was $
22

million and $
0

at December 31, 2022 and 2021, respectively.

The following table summarizes the gross realized gains and losses from sales or maturities of AFS securities:
For the Year Ended December 31, 2022
Gross Realized Gains Gross Realized Losses Net Realized Gain
(Dollars in thousands)
Available-for-sale securities $
146
$
50
$
96
For the Year Ended December 31, 2021
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

December 31, 2022 and 2021:
December 31, 2022
Less than 12 Months 12 Months or More Total
Fair

Value
Unrealized
Losses
Number

of Securities
Fair

Value
Unrealized
Losses
Number

of Securities
Fair

Value
Unrealized
Losses
Number

of Securities
(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential $
91,929
$
10,410
41
$
66,036
$
14,756
16
$
157,965
$
25,166
57
Collateralized mortgage obligations -
GSE residential
10,636
733
18
251
10
1
10,887
743
19
State and political subdivisions
350,884
36,697
266
52,519
20,743
40
403,403
57,440
306
Corporate bonds
9,210
552
5
—
—
—
9,210
552
5
Total temporarily impaired AFS
securities $
462,659
$
48,392
330
$
118,806
$
35,509
57
$
581,465
$
83,901
387
December 31, 2021
Less than 12 Months 12 Months or More Total
Fair

Value
Unrealized
Losses
Number

of

Securities
Fair

Value
Unrealized
Losses
Number

of

Securities
Fair

Value
Unrealized
Losses
Number

of

Securities
(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential $
87,306
$
1,774
16
$
—
$
—
—
$
87,306
$
1,774
16
Collateralized mortgage obligations -
GSE residential
803
10
2
—
—
—
803
10
2
State and political subdivisions
72,915
762
39
1,310
5
4
74,225
767
43
Corporate bonds
—
—
—
—
—
—
—
—
—
Total temporarily impaired AFS
securities $
161,024
$
2,546
57
$
1,310
$
5
4
$
162,334
$
2,551
61
Management evaluated all of the available-for-sale securities in an unrealized loss position at December 31, 2022.

The unrealized
losses in the Company’s investment portfolio were caused by interest rate changes. The Company does not intend to sell the investments and
it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The
Company recorded no credit loss impairment in 2022 and no other than temporary impairment losses on AFS securities in 2021.

The amortized cost, fair value, and weighted average yield of available-for-sale securities by contractual maturity, are shown below:
December 31, 2022
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential (1)
Amortized cost $
—
$
18
$
105
$
197,120
$
197,243
Estimated fair value $
—
$
17
$
101
$
172,191
$
172,309
Weighted average yield (2)
—
%
4.77
%
4.05
%
2.39
%
2.39
%
Collateralized mortgage obligations - GSE residential (1)
Amortized cost $
—
$
—
$
2,344
$
9,285
$
11,629
Estimated fair value $
—
$
—
$
2,229
$
8,657
$
10,886
Weighted average yield (2)
—
%
—
%
2.77
%
2.25
%
2.36
%
State and political subdivisions
Amortized cost $
1,076
$
6,310
$
109,771
$
433,850
$
551,007
Estimated fair value $
1,077
$
6,471
$
109,134
$
377,814
$
494,496
Weighted average yield (2)
3.54
%
4.60
%
3.08
%
2.70
%
2.80
%
Corporate bonds
Amortized cost $
—
$
150
$
9,612
$
—
$
9,762
Estimated fair value $
—
$
146
$
9,064
$
—
$
9,210
Weighted average yield (2)
—
%
5.43
%
5.70
%
—
%
5.70
%
Total available-for-sale securities
Amortized cost $
1,076
$
6,478
$
121,832
$
640,255
$
769,641
Estimated fair value $
1,077
$
6,634
$
120,528
$
558,662
$
686,901
Weighted average yield
(2)
3.54
%
4.62
%
3.28
%
2.60
%
2.74
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
1.62
%
Collateralized mortgage obligations - GSE residential (1)
Amortized cost $
—
$
—
$
2,421
$
15,709
$
18,130
Estimated fair value $
—
$
—
$
2,559
$
15,872
$
18,431
Weighted average yield (2)
—
%
—
%
2.77
%
1.61
%
1.77
%
State and political subdivisions
Amortized cost $
741
$
4,304
$
84,230
$
443,631
$
532,906
Estimated fair value $
746
$
4,520
$
90,645
$
465,557
$
561,468
Weighted average yield (2)
3.49
%
4.14
%
3.29
%
2.67
%
2.78
%
Corporate bonds
Amortized cost $
—
$
604
$
3,637
$
—
$
4,241
Estimated fair value $
—
$
670
$
3,690
$
—
$
4,360
Weighted average yield
(2)
—
%
5.83
%
4.28
%
—
%
4.50
%
Total available-for-sale securities
Amortized cost $
741
$
4,938
$
90,436
$
620,837
$
716,952
Estimated fair value $
746
$
5,221
$
97,050
$
642,952
$
745,969
Weighted average yield
(2)
3.49
%
4.35
%
3.32
%
2.37
%
2.50
%
(1)
Actual maturities may differ from contractual maturities

because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2)
Yields are calculated based on amortized cost using a

30/360 day basis. Tax-exempt securities are not tax effected.

Equity Securities
Equity securities consist of $
2.9

million of private equity investments. Equity securities are included in other assets on the consolidated statements of financial condition.
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
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Net (losses) gains recognized during the reporting period on equity securities $
(181)
$
(6,325)
$
46
Less: net losses recognized during the period on equity securities sold during the
period
(181)
(6,245)
—
Unrealized (loss) gain recognized during the reporting period on equity securities
still held at the reporting date $
—
$
(80)
$
46
Note 4:

Loans and Allowance for Credit Losses
Categories of loans at December 31, 2022 and 2021 include:
As of December 31,
2022 2021
Amount % of Loans Amount % of Loans
(Dollars in thousands)
Commercial and industrial $
1,017,678
19
% $
843,024
20
%
Commercial and industrial lines of credit
957,254
18
617,398
15
Energy
173,218
3
278,579
7
Commercial real estate
1,718,947
32
1,278,479
30
Construction and land development
794,788
15
574,852
14
Residential real estate
409,124
8

360,046
8
Multifamily real estate
237,984
4
240,230
6
Consumer
63,736
1
63,605
1
Loans, net of unearned fees
5,372,729
100
%
4,256,213
100
%
Less: Allowance for credit losses on loans
(1)
(61,775)
(58,375)
Loans, net of the allowance for credit losses on loans $
5,310,954
$
4,197,838
(1)
As of December 31, 2021, this line represents the allowance for loan and lease losses. See further discussion in
Note 1: Nature of
Operations and Summary of Significant Accounting Policies .
Accrued interest of $
23

million and $
10

million at December 31, 2022 and December 31, 2021, respectively,

presented in “interest
receivable” on the consolidated statements of financial condition is excluded from the amortized cost basis disclosed in the above table.

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
Allowance for Credit Losses
The Company established a CECL committee that meets at least quarterly to oversee the ACL methodology. The committee estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL represents the Company’s current estimate of lifetime credit losses inherent in the loan portfolio at the statement of financial condition date. The ACL is adjusted for expected prepayments when appropriate and excludes expected extensions, renewals, and modifications.

The ACL is the sum of three components: (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled)
reserves; and (iii) qualitative (judgmental) reserves.

Asset Specific -

When unique qualities cause a loan’s exposure to loss to be inconsistent with the pool segments, the loan is
individually evaluated. Individual reserves are calculated for loans that are risk-rated substandard and on non-accrual and loans that are risk-
rated doubtful or loss that are greater than a defined dollar threshold. In addition, TDRs are also individually evaluated. Reserves on asset specific loans may be based on collateral, for collateral-dependent loans, or on quantitative and qualitative factors, including expected cash flow, market sentiment, and guarantor support.
Quantitative
- The Company used the cohort method, which identifies and captures the balance of a pool of loans with similar risk
characteristics as of a particular time to form a cohort. For example, the outstanding commercial and industrial loans and commercial and
industrial lines of credit loan segments as of quarter-end are considered cohorts. The cohort is then tracked for losses over the remaining life of loans or until the pool is exhausted. The Company used a lookback period of approximately six-years to establish the cohort population.
By using the historical data timeframe, the Company can establish a historical loss factor for each of its loan segments and adjust the losses
with qualitative and forecast factors
Qualitative

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
asset is not warranted.

The following tables present the credit risk profile of the Company’s loan portfolio based on an internal rating category and loan
segments:
As of December 31, 2022
Amortized Cost Basis by Origination Year

and Internal Risk Rating
Amortized Cost Basis
2022 2021 2020 2019 2018 2017 LOC
LOC to
Term Total
(Dollars in thousands)
Commercial and industrial
Pass $
465,963
$
281,166
$
55,934
$
50,445
$
48,595
$
20,648
$
—
$
19,089
$
941,840
Special mention
2,531
23,055
14,573
2,951
4,947
86
—
41
48,184
Substandard - accrual
290
677
1,647
1,330
740
299
—
21,166
26,149
Substandard - non-accrual
—
104
—
6
1,383
—
—
—
1,493
Doubtful
—
—
—
—
—
—
—
—
—
Loss
—
—
—
—
—
12
—
—
12
Total $
468,784
$
305,002
$
72,154
$
54,732
$
55,665
$
21,045
$
—
$
40,296
$
1,017,678
Commercial and industrial lines of credit
Pass $
—
$
—
$
—
$
—
$
—
$
—
$
890,109
$
—
$
890,109
Special mention
—
—
—
—
—
—
49,861
—
49,861
Substandard - accrual
—
—
—
—
—
—
10,805
—
10,805
Substandard - non-accrual
—
—
—
—
—
—
6,479
—
6,479
Doubtful
—
—
—
—
—
—
—
—
—
Loss
—
—
—
—
—
—
—
—
—
Total $
—
$
—
$
—
$
—
$
—
$
—
$
957,254
$
—
$
957,254
Energy
Pass $
7,585
$
306
$
228
$
—
$
—
$
—
$
162,834
$
171
$
171,124
Special mention
—
—
—
—
—
—
—
—
—
Substandard - accrual
—
—
—
—
—
—
1,476
—
1,476
Substandard - non-accrual
—
—
—
—
—
—
—
—
—
Doubtful
—
—
—
—
—
—
618
—
618
Loss
—
—
—
—
—
—
—
—
—
Total $
7,585
$
306
$
228
$
—
$
—
$
—
$
164,928
$
171
$
173,218
Commercial real estate
Pass $
474,901
$
276,403
$
156,553
$
119,643
$
73,989
$
84,460
$
350,732
$
108,837
$
1,645,518
Special mention
23,223
6,603
566
1,330
6,558
4,339
2,429
12,285
57,333
Substandard - accrual
10,388
—
547
82
60
1,548
—
992
13,617
Substandard - non-accrual
—
2,479
—
—
—
—
—
—
2,479
Doubtful
—
—
—
—
—
—
—
—
—
Loss
—
—
—
—
—
—
—
—
—
Total $
508,512
$
285,485
$
157,666
$
121,055
$
80,607
$
90,347
$
353,161
$
122,114
$
1,718,947
Construction and land development
Pass $
346,429
$
266,557
$
93,229
$
19,866
$
1,497
$
9,053
$
49,500
$
—
$
786,131
Special mention
—
7,727
—
—
—
—
—
—
7,727
Substandard - accrual
157
310
463
—
—
—
—
—
930
Substandard - non-accrual
—
—
—
—
—
—
—
—
—
Doubtful
—
—
—
—
—
—
—
—
—
Loss
—
—
—
—
—
—
—
—
—
Total $
346,586
$
274,594
$
93,692
$
19,866
$
1,497
$
9,053
$
49,500
$
—
$
794,788
Residential real estate
Pass $
77,416
$
84,158
$
121,078
$
45,265
$
37,395
$
34,852
$
1,649
$
—
$
401,813
Special mention
253
3,272
187
226
—
—
—
—
3,938
Substandard - accrual
34
—
3,148
—
—
—
—
—
3,182
Substandard - non-accrual
—
—
—
—
—
—
—
191
191
Doubtful
—
—
—
—
—
—
—
—
—
Loss
—
—
—
—
—
—
—
—
—
Total $
77,703
$
87,430
$
124,413
$
45,491
$
37,395
$
34,852
$
1,649
$
191
$
409,124
Multifamily real estate
Pass $
85,785
$
26,705
$
6,915
$
11,938
$
2,491
$
726
$
86,879
$
16,509
$
237,948
Special mention
—
—
—
—
—
—
—
36
36
Substandard - accrual
—
—
—
—
—
—
—
—
—
Substandard - non-accrual
—
—
—
—
—
—
—
—
—
Doubtful
—
—
—
—
—
—
—
—
—
Loss
—
—
—
—
—
—
—
—
—
Total $
85,785
$
26,705
$
6,915
$
11,938
$
2,491
$
726
$
86,879
$
16,545
$
237,984
Consumer
Pass $
7,917
$
1,347
$
2,611
$
265
$
129
$
6
$
51,416
$
—
$
63,691
Special mention
—
—
—
—
8
—
—
—
8
Substandard - accrual
—
—
32
—
5
—
—
—
37
Substandard - non-accrual
—
—
—
—
—
—
—
—
—
Doubtful
—
—
—
—
—
—
—
—
—
Loss
—
—
—
—
—
—
—
—
—
Total $
7,917
$
1,347
$
2,643
$
265
$
142
$
6
$
51,416
$
—
$
63,736
Total
Pass $
1,465,996
$
936,642
$
436,548
$
247,422
$
164,096
$
149,745
$
1,593,119
$
144,606
$
5,138,174
Special mention
26,007
40,657
15,326
4,507
11,513
4,425
52,290
12,362
167,087
Substandard - accrual
10,869
987
5,837
1,412
805
1,847
12,281
22,158
56,196
Substandard - non-accrual
—
2,583
—
6
1,383
—
6,479
191
10,642
Doubtful
—
—
—
—
—
—
618
—
618
Loss
—
—
—
—
—
12
—
—
12
Total $
1,502,872
$
980,869
$
457,711
$
253,347
$
177,797
$
156,029
$
1,664,787
$
179,317
$
5,372,729

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31,
2022:

As of December 31, 2022
Amortized Cost Basis by Origination Year

and Past Due Status
Amortized Cost Basis
2022 2021 2020 2019 2018 2017 and Prior Revolving loans
Revolving loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
20
$
4,784
$
—
$
—
$
—
$
1,049
$
—
$
—
$
5,853
60-89 days
—
55
—
—
—
—
—
430
485
Greater than 90 days
—
143
7
6
1,383
12
—
—
1,551
Total past due
20
4,982
7
6
1,383
1,061
—
430
7,889
Current
468,764
300,020
72,147
54,726
54,282
19,984
—
39,866
1,009,789
Total $
468,784
$
305,002
$
72,154
$
54,732
$
55,665
$
21,045
$
—
$
40,296
$
1,017,678
Greater than 90 days and
accruing $
—
$
39
$
7
$
—
$
—
$
—
$
—
$
—
$
46
Commercial and industrial
lines of credit
30-59 days $
—
$
—
$
—
$
—
$
—
$
—
$
2,814
$
—
$
2,814
60-89 days
—
—
—
—
—
—
980
—
980
Greater than 90 days
—
—
—
—
—
—
7,063
—
7,063
Total past due
—
—
—
—
—
—
10,857
—
10,857
Current
—
—
—
—
—
—
946,397
—
946,397
Total $
—
$
—
$
—
$
—
$
—
$
—
$
957,254
$
—
$
957,254
Greater than 90 days and
accruing $
—
$
—
$
—
$
—
$
—
$
—
$
584
$
—
$
584
Energy
30-59 days $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
60-89 days
—
—
—
—
—
—
—
—
—
Greater than 90 days
—
—
—
—
—
—
618
—
618
Total past due
—
—
—
—
—
—
618
—
618
Current
7,585
306
228
—
—
—
164,310
171
172,600
Total $
7,585
$
306
$
228
$
—
$
—
$
—
$
164,928
$
171
$
173,218
Greater than 90 days and
accruing $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
Commercial real estate
30-59 days $
—
$
—
$
—
$
1,180
$
—
$
—
$
—
$
—
$
1,180
60-89 days
—
—
—
—
—
—
—
—
—
Greater than 90 days
—
—
—
—
—
—
—
—
—
Total past due
—
—
—
1,180
—
—
—
—
1,180
Current
508,512
285,485
157,666
119,875
80,607
90,347
353,161
122,114
1,717,767
Total $
508,512
$
285,485
$
157,666
$
121,055
$
80,607
$
90,347
$
353,161
$
122,114
$
1,718,947
Greater than 90 days and
accruing $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
Construction and land
development
30-59 days $
4,293
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
4,293
60-89 days
—
—
—
—
—
—
—
—
—
Greater than 90 days
—
—
—
—
—
—
—
—
—
Total past due
4,293
—
—
—
—
—
—
—
4,293
Current
342,293
274,594
93,692
19,866
1,497
9,053
49,500
—
790,495
Total $
346,586
$
274,594
$
93,692
$
19,866
$
1,497
$
9,053
$
49,500
$
—
$
794,788
Greater than 90 days and
accruing $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
Residential real estate
30-59 days $
—
$
3,867
$
—
$
10
$
—
$
—
$
—
$
—
$
3,877
60-89 days
—
—
—
—
—
—
—
—
—
Greater than 90 days
—
120
—
—
—
—
—
—
120
Total past due
—
3,987
—
10
—
—
—
—
3,997
Current
77,703
83,443
124,413
45,481
37,395
34,852
1,649
191
405,127
Total $
77,703
$
87,430
$
124,413
$
45,491
$
37,395
$
34,852
$
1,649
$
191
$
409,124
Greater than 90 days and
accruing $
—
$
120
$
—
$
—
$
—
$
—
$
—
$
—
$
120
Multifamily real estate
30-59 days $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
60-89 days
—
—
—
—
—
—
—
—
—
Greater than 90 days
—
—
—
—
—
—
—
—
—
Total past due
—
—
—
—
—
—
—
—
—
Current
85,785
26,705
6,915
11,938
2,491
726
86,879
16,545
237,984
Total $
85,785
$
26,705
$
6,915
$
11,938
$
2,491
$
726
$
86,879
$
16,545
$
237,984
Greater than 90 days and
accruing $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
Consumer
30-59 days $
—
$
—
$
—
$
—
$
—
$
—
$
30
$
—
$
30
60-89 days
—
—
2
—
5
—
—
—
7
Greater than 90 days
—
—
—
—
—
—
—
—
—
Total past due
—
—
2
—
5
—
30
—
37
Current
7,917
1,347
2,641
265
137
6
51,386
—
63,699
Total $
7,917
$
1,347
$
2,643
$
265
$
142
$
6
$
51,416
$
—
$
63,736
Greater than 90 days and
accruing $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—

As of December 31, 2022
Amortized Cost Basis by Origination Year

and Past Due Status
Amortized Cost Basis
2022 2021 2020 2019 2018 2017 and Prior Revolving loans
Revolving loans
converted to
term loans Total
Total
30-59 days $
4,313
$
8,651
$
—
$
1,190
$
—
$
1,049
$
2,844
$
—
$
18,047
60-89 days
—
55
2
—
5
—
980
430
1,472
Greater than 90 days
—
263
7
6
1,383
12
7,681
—
9,352
Total past due
4,313
8,969
9
1,196
1,388
1,061
11,505
430
28,871
Current
1,498,559
971,900
457,702
252,151
176,409
154,968
1,653,282
178,887
5,343,858
Total $
1,502,872
$
980,869
$
457,711
$
253,347
$
177,797
$
156,029
$
1,664,787
$
179,317
$
5,372,729
Greater than 90 days and
accruing $
—
$
159
$
7
$
—
$
—
$
—
$
584
$
—
$
750
Non-accrual Loan Analysis
Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued
at the time the loan is 90 days past due unless the credit is well secured and in process of collection.

Past due status is based on contractual
terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date,

if collection of principal or interest is
considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current
and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan segments at
December 31, 2022:

As of December 31, 2022
Amortized Cost Basis by Origination

Year and Internal Risk Rating
Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans
Total Non-
accrual Loans
Non-accrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and
industrial $
—
$
104
$
—
$
6
$
1,383
$
12
$
—
$
—
$
1,505
$
1,505
Commercial and
industrial lines of
credit
—
—
—
—
—
—
6,479
—
6,479
6,479
Energy
—
—
—
—
—
—
618
—
618
618
Commercial real
estate
—
2,479
—
—
—
—
—
—
2,479
2,479
Construction and land
development — — — — — — — — — —
Residential real estate
—
—
—
—
—
—
—
191
191
191
Multifamily real estate — — — — — — — — — —
Consumer — — — — — — — — — —
Total $
—
$
2,583
$
—
$
6
$
1,383
$
12
$
7,097
$
191
$
11,272
$
11,272
Interest income recognized on non-accrual loans was $
1.5

million for the year ended December 31, 2022.

Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit
exposures by portfolio segment for the year ended December 31, 2022:
For the Year Ended

December 31, 2022
Commercial
and
industrial
(1)
Commercial
and
Industrial
Lines of
Credit
(1)
Energy
Commercial
Real Estate
Construction and
Land Development
Residential Real
Estate
(2)
Multifamily
Real Estate
(2)
Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance, prior to adoption of
ASU 2016-13 $
20,352
$
—
$
9,229
$
19,119
$
3,749
$
5,598
$
—
$
328
$
58,375
Impact of ASU 2016-13 adoption
(10,213)
8,866
(39)
(186)
(83)
(2,552)
2,465
(5)
(1,747)
PCD allowance for credit loss at
acquisition
394
129
—
285
98
4
—
6
916
Charge-offs
(791)
(3,971)
(4,651)
(1,102)
—
(217)
—
(13)
(10,745)
Recoveries
899
1,730
2,008
2,334
—
—
—
8
6,979
Provision (release)
1,105
6,461
(2,151)
(3,230)
1,263
166
(228)
15
3,401
Day 1 CECL provision expense
526
1,316
—
2,284
310
111
16
33
4,596
Ending balance $
12,272
$
14,531
$
4,396
$
19,504
$
5,337
$
3,110
$
2,253
$
372
$
61,775
Allowance for Credit Losses on Off-Balance Sheet Credit

Exposures:
Beginning balance, prior to adoption of
ASU 2016-13 $
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
—
Impact of ASU 2016-13 adoption
107
44
265
711
3,914
5
137
1
5,184
Provision (release)
43
8
522
(34)
2,632
(3)
(123)
2
3,047
Day 1 CECL provision expense
95
22
—
23
284
33
—
—
457
Ending balance $
245
$
74
$
787
$
700
$
6,830
$
35
$
14
$
3
$
8,688
(1)

Prior to the adoption of ASU 2016-13, the Commercial and Industrial lines of credit were consolidated under the Commercial and

Industrial segment.
(2)

Prior to the adoption of ASU 2016-13, the Residential Real

Estate and Multifamily Real Estate segments were consolidated under the

Residential and Multifamily Real Estate segment.

Credit quality indicators improved meaningfully during 2022 which influenced the level of qualitative factors management applied
to the ACL estimate.

Other considerations for the ACL as of December 31, 2022 included the strong loan growth, particularly in commercial and industrial and commercial and industrial line of credit loans.
Collateral Dependent Loans:
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale
of the collateral and the borrower is experiencing financial difficulty. The following table presents the amortized cost balance of loans
considered collateral dependent by loan segment and collateral type as of

December 31, 2022:
As of December 31, 2022
Loan Segment and Collateral Description
Amortized Cost of
Collateral
Dependent Loans
Related Allowance
for Credit Losses
Amortized Cost of
Collateral
Dependent Loans
with no related
Allowance
(Dollars in thousands)
Commercial and industrial
All business assets $
1,489
$
—
$
1,489
Commercial and industrial lines of credit
All business assets
6,492
—
6,492
Energy
Oil and natural gas properties
618
—
618
Commercial real estate
Commercial real estate properties
92
—
92
Residential real estate
Residential real estate properties — — —
Multifamily real estate
Multifamily real estate properties — — —
Consumer
Vehicles & other personal assets
39
22
—
$
8,728
$
22
$
8,689
Troubled Debt Restructurings
TDRs are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic. The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.

For the years ended December 31, 2022 and 2021,
no

loans and $
4.8

million in loans, respectively, were restructured under the TDR guidance. The outstanding balance of TDRs was $
30.5

million and $
40.4

million as of December 31, 2022 and 2021, respectively.

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
As of December 31,
(Dollars in thousands)
Commercial

$
4,858
Energy
16,148
Commercial real estate

10,222
Construction and land development
—
Residential and multifamily real estate

204
PPP
—
Consumer

—
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
As of or For the Year Ended December 31, 2021
Recorded
Balance
Unpaid
Principal
Balance
Specific
Allowance
Average
Investment
Impaired
Loans
Interest
Income
Recognized
(Dollars in thousands)
Loans without a specific valuation
Commercial $
4,659
$
4,740
$ — $
7,155
$
75
Energy
3,509
7,322
—
4,548
5
Commercial real estate
1,729
1,729
—
1,800
18
Construction and land development
—
—
—
—
—
Residential and multifamily real estate
3,387
3,387
—
3,392
86
PPP
—
—
—
—
—
Consumer
—
—
—
—
—
Loans with a specific valuation

Commercial
1,080
1,080
333
496
19
Energy
12,695
17,977
2,100
14,117
14
Commercial real estate
29,868
30,854
3,164
28,876
993
Construction and land development
—
—
—
—
—
Residential and multifamily real estate
—
—
—
—
—
PPP
—
—
—
—
—
Consumer
—
—
—
—
—
Total

Commercial
5,739
5,820
333
7,651
94
Energy
16,204
25,299
2,100
18,665
19
Commercial real estate
31,597
32,583
3,164
30,676
1,011
Construction and land development
—
—
—
—
—
Residential and multifamily real estate
3,387
3,387
—
3,392
86
PPP
—
—
—
—
—
Consumer
—
—
—
—
—
$
56,927
$
67,089
$
5,597
$
60,384
$
1,210
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally
cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of the expected credit losses on commitments expected to be funded over its estimated life. For each pool of contractual obligations expected to be funded, the
Company uses the reserve rate established for the related loan pools. The $
9

million allowance for credit losses on off-balance sheet credit exposures

at December 31, 2022 is included in “interest payable and other liabilities” on the statement of financial condition.

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

Note 5:

Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:
As of December 31,
2022 2021
(Dollars in thousands)
Land $
7,579
$
7,384
Building and improvements
65,101
62,344
Furniture and fixtures
14,523
14,106
Equipment
10,066
9,596
Construction in progress
1,172
509
Premises and equipment
98,441
93,939
Less: accumulated depreciation
32,457
27,870
Premises and equipment, net $
65,984
$
66,069
The Company recorded $
4.7

million, $
4.9

million and $
4.9

million of depreciation expense during 2022, 2021 and 2020,
respectively, as a component of other non-interest expense in the consolidated statements of operations.
Note 6:

Leases
The Company’s leases primarily include bank branches located in

Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco
Texas; and Phoenix, Arizona. The Company also acquired several additional leased locations in connection with the Central acquisition in
Denver and Colorado Springs, Colorado. The remaining terms on these branch leases range from less than
one year

to
twenty years

with
certain options to renew. Renewal terms can extend the lease term between five years

and
twenty years
. The exercise of lease renewal options
is at the Company’s sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term,
that option is included in the estimated value of the right of use (“ROU”) asset and lease liability. The Company’s lease agreements do not
contain any material residual value guarantees or material restrictive covenants. As of December 31, 2022, the

Company recognized one
finance lease and the remaining Company leases are classified as operating leases.
The ROU asset is included in “Other assets” on the consolidated statement of financial condition, and was $
30.5

million at
December 31, 2022. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.
The lease liability is located in “Interest payable and other liabilities” on the consolidated statement of financial condition and was $
34
million at December 31, 2022.
As of December 31, 2022, the weighted-average remaining lease term is
11.6

years and the weighted-average discount rate was
2.54
% utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.
The following table presents components of operating lease expense in the accompanying consolidated statements of operations for
the year ended December 31, 2022:
Year Ended December 31, 2022
(Dollars in thousands)
Finance lease amortization of right-of-use asset $
231
Finance leases interest on lease liability
185
Operating lease expense
2,577
Variable lease expense
1,222
Short-term lease expense
20
Total lease expense $
4,235

Future minimum lease payments under operating leases were as follows:
Operating Leases Finance Lease
(Dollars in thousands)
2023 $
3,583
$
490
2024
3,289
490
2025
3,309
490
2026
3,350
490
2027
3,340
528
Thereafter
12,619
8,296
Total lease payments
29,490
10,784
Less: imputed interest
3,262
3,163
Total $
26,228
$
7,621
Rent expense for the years ended December 31, 2021 and 2020 was $
3.5

million and $
2.9

million, respectively.
Supplemental cash flow information – Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $
3.0

million for the year ended December 31, 2022. Operating cash flows paid for finance lease amounts included in the
measurement of lease liabilities was $
0.4

million for the year ended December 31, 2022. During the year ended December 31,

2022, the
Company recorded ROU assets in the amount of $
23.6

million that were exchanged for operating lease liabilities and $
7.8

million that were
exchanged for finance lease liabilities.
Note 7:

Goodwill and Core Deposit Intangible
In connection with our acquisition of Central, the Company recorded goodwill of $
12.8

million. Goodwill is measured as the excess
of the fair value of consideration paid over the fair value of net assets acquired.
No

goodwill impairment was recorded during the years
ended December 31, 2022 or December 31, 2021.
The Company recorded a core deposit intangible (“CDI”) of $
16.5

million as part of the Central acquisition. The Company is
amortizing the CDI over its estimated useful life of approximately
10

years using the sum of the years’ digits accelerated method. The
Company recognized core deposit intangible amortization expense of $
0.4

million for the year ended December 31, 2022 which is included in other non-interest expense in the consolidated statement of operations.
The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the core deposit intangible

at December 31, 2022 and 2021 were:
Gross Carrying
Amount
Accumulated
Amortization
Net Carrying
Amount
(Dollars in thousands)
December 31, 2022
Goodwill $
12,836
$
—
$
12,836
Core deposit intangible
17,479
1,234
16,245
Total goodwill and intangible assets $
30,315
$
1,234
$
29,081
December 31, 2021

Core deposit intangible $
1,014
$
884
$
130
Total goodwill and intangible assets $
1,014
$
884
$
130

The estimated aggregate future amortization expense over the next five years for the core deposit intangible is as follows at
December 31, 2022:

(Dollars in thousands)
2023 $
3,089
2024
2,762
2025
2,436
2026
2,109
2027
1,783
Note 8:

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate derivatives to add stability to interest income and expense and to manage its exposure to interest
rate movements. To accomplish this objective, the Company uses interest rate swaps and collars as part of its interest rate risk management
strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the
Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate
collars designated as cash flow hedges involve payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and the receipt of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2022, such derivatives were used to hedge the variable cash flows associated with existing variable

-rate loan assets.

The five swaps that were entered into in 2021
were terminated during the third quarter of 2022; however, the amortization of the gains on these instruments will start in 2023 based on the original effective dates of these swaps.

The Company also entered into a new interest rate collar during the third quarter of 2022. Derivatives
designated and that qualify as cash flow hedges include
one

instrument with a notional value of $
250

million at December 31, 2022, and
five
instruments with an aggregate notional value of $
100

million at December 31, 2021.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in
Accumulated Other Comprehensive Income (Loss) (“AOCI”) and

subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and liabilities. The derivative financial instruments did not impact the consolidated statements of operations for the years ended December 31, 2022 or 2021. During the
next twelve months, the Company estimates that an $
0.1

million will be reclassified as a reduction to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of
6.4

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

As of
December 31, 2022 and 2021, the Company had
49

swaps with an aggregate notional amount of $
421

million and
54

swaps with an
aggregate notional amount of $
535

million, respectively.
The Company’s derivative financial instruments that are not designated as hedging instruments, including swap fees earned upon
origination and credit valuation adjustments (“CVA”) that repre sent the risk of a counterparty’s default,

are reported on the consolidated
statements of operations as swap fee income, net. During 2022,

the Company recorded net swap fees of $
171

thousand.

During 2021, the
Company recorded a $
342

thousand gain for CVA adjustments primarily related to one swap.

Fair Values of Derivative Instruments on the Statement of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the consolidated
statements of financial condition as of December 31, 2022 and 2021:
Asset Derivatives Liability Derivatives
Statement of
Financial
Condition As of December 31,
Statement of
Financial
Condition As of December 31,
Location 2022 2021 Location 2022 2021
(Dollars in thousands)
Interest rate products:
Derivatives designated as hedging instruments Other assets $
-
$
3
Other
liabilities $
5,403
$
565
Derivatives not designated as hedging
instruments Other assets $
11,038
$
11,305
Other
liabilities $
11,039
$
11,322
Total $
11,038
$
11,308
$
16,442
$
11,887
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive

(Loss) Income as of
December 31, 2022 and 2021.

December 31, 2022
Gain or (Loss)
Recognized in OCI
on Derivative

Gain or (Loss)
Recognized in OCI
Included Component
Gain or (Loss)
Recognized in OCI
Excluded
Component
Location of Gain
or (Loss)
Recognized from
Accumulated
Other
Comprehensive
(Loss) Income into
Income
Gain or (Loss)
Reclassified from
Accumulated OCI
into Income

Gain or (Loss)
Reclassified from
Accumulated OCI
into Income
Included Component
Gain or (Loss)
Reclassified from
Accumulated OCI
into Income
Excluded
Component
(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships

Interest Rate Products $
(5,403)
$
(5,403)
$
—
Interest Income $
—
$
—
$
—
Interest Rate Products -
terminated
3,852
3,852
—
Interest Expense
—
—
—
Total $
(1,551)
$
(1,551)
$
—
$
—
$
—
$
—
December 31, 2021
Gain or (Loss)
Recognized in OCI
on Derivative

Gain or (Loss)
Recognized in OCI
Included Component
Gain or (Loss)
Recognized in OCI
Excluded
Component
Location of Gain
or (Loss)
Recognized from
Accumulated
Other
Comprehensive
(Loss) Income into
Income
Gain or (Loss)
Reclassified from
Accumulated OCI
into Income

Gain or (Loss)
Reclassified from
Accumulated OCI
into Income
Included Component
Gain or (Loss)
Reclassified from
Accumulated OCI
into Income
Excluded
Component
(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships

Interest Rate Products $
(562)
$
(562)
$
—
Interest Expense $
—
$
—
$
—
Credit Risk Related Contingent Features
As of December 31, 2022, the fair value of non-designated derivatives in a net asset position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $
11.0

million. As of December 31, 2022, the Company
has minimum collateral thresholds with certain of its derivative counterparties and has received collateral of $
4.9

million.

Note 9:

Foreclosed Assets
Foreclosed asset activity was as follows:
As of or for the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Beginning balance $
1,148
$
2,347
$
3,619
Transfers from loan portfolio, at fair value
—
—
930
Foreclosed asset acquired
157
—
—
Direct write-downs
—
(629)
(1,118)
Sales or other proceeds from foreclosed assets
(175)
(628)
(1,045)
Gain (loss) on sale of foreclosed assets
—
58
(39)
Ending balance $
1,130
$
1,148
$
2,347
Foreclosed assets consisted of
two

commercial use facilities at December 31, 2022. For the year ended December

31, 2022, the
Company purchased a foreclosed property as part of the Central acquisition and received proceeds from expired earnest funds on a pre-
existing property.

For the year ended December 31, 2021, the Company sold certain raw land foreclosed upon in 2019 and a commercial use
facility foreclosed upon in 2020. During 2020, the Company sold the industrial facilities that were foreclosed upon in 2019 and impaired the raw land foreclosed upon in 2019.

Gain (loss) on the sale of foreclosed assets are reported on the consolidated statements of operations under the foreclosed assets, net
section.

Note 10:

Interest-bearing Time Deposits
Interest-bearing time deposits in denominations of $250 thousand or more were $
319

million and $
324

million as of December 31,
2022 and 2021, respectively.
The Company acquires brokered deposits in the normal course of business. At December 31, 2022 and 2021, brokered deposits of
approximately $
382

million and $
91

million, respectively, were included in the Company’s time deposit balance. Reciprocal deposits, which
includes The Certificate of Deposit Account Registry Services (“CDARS”) discussed below, are treated as core deposits instead of brokered
deposits and are not included in the above amounts.
The Company is a member of CDARS that allows depositors to receive FDIC insurance on amounts greater than the FDIC
insurance limit, which is currently $250,000. CDARS allows institutions to break large deposits into smaller amounts and place them in a
network of other CDARS institutions to ensure full FDIC insurance is gained on the entire deposit. CDARS totaled approximately $
4

million
and $
50

million as of December 31, 2022 and 2021, respectively.
The scheduled maturities for time deposits are provided in Note 11: Borrowing Arrangements below.

Note 11:

Borrowing Arrangements
The following table summarizes borrowings at December 31, 2022 and 2021:
As of and For the Year Ended

December 31,
2022 2021
(Dollars in thousands)
Balance Rate (7)
Maximum Balance at
Any End of Month Balance Rate (7)
Maximum Balance at
Any End of Month
Repurchase agreements (1) $
—

NA

% $
5,695
$
—

NA

% $
6,218
Federal funds purchased (2)
20,000
4.65
20,000
—
NA
—
FHLB advances (3)
143,143
2.27
236,600
236,600
1.92
293,100
FHLB line of credit (3)
74,968
4.48
140,000
—
NA
—
TIB line of credit (4)
5,000
7.50
5,000
—

NA

—
SBA secured borrowing (5)
9,396
NA
10,897
—
NA
—
Trust preferred security (6)
1,061
6.51
% $
1,061
1,009
1.94
% $
1,009
Total borrowings $
253,568
$
237,609
(1)

Repurchase agreements consist of Bank obligations to other parties payable on demand and generally have one day maturities. The
obligations are collateralized by securities of U.S. government sponsored enterprises and mortgage-backed securities and such collateral
is held by a third-party custodian. The year-to-date average daily balance was $
0

and $
2

million for the years ended December 31, 2022
and 2021, respectively. The securities, mortgage-backed government sponsored residential securities, pledged for customer repurchase agreements were $
0

at both December 31, 2022 and 2021.
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
0.95
% to
4.25
% and are subject to restrictions or penalties in the event of prepayment. The
FHLB line of credit has a variable interest rate that reprices daily based on FHLB’s cost of funds and matures on May 14, 2023.
(4)

TIB line of credit is a general line of credit maintained by the Company for short-term liquidity.
(5) As part of the Central acquisition, the Company acquired certain SBA loans that failed the derecognition criteria of ASC 860 and therefore are accounted

for as secured borrowings.

The secured borrowing was recorded at estimated fair value at the date of acquisition and reduces over time in connection with the related loan balance.
(6)

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
1.74
%.
(7) Represents the year-end weighted average interest rate.
The following table summarizes the Company’s other borrowing capacities at December 31, 2022 and 2021:
As of December 31,
2022 2021
(Dollars in thousands)
FHLB borrowing capacity relating to loans $
391,910
$
435,562
FHLB borrowing capacity relating to securities
—
—
Total FHLB borrowing capacity $
391,910
$
435,562
Unused Federal Reserve borrowing capacity $
503,899
$
428,786

The scheduled maturities, excluding interest, of the Company’s borrowings at

December 31, 2022 were as follows:
As of December 31, 2022
Within One
Year
One to Two
Years
Two to Three
Years
Three to

Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
588,981
$
349,734
$
1,997
$
1,586
$
3,269
$
—
$
945,567
Fed funds purchased &

repurchase agreements
20,000
—
—
—
—
—
20,000
FHLB borrowings
37,579

1,610

11,454

—

55,500

37,000

143,143
FHLB line of credit
74,968
—
—
—
—
—
74,968
TIB line of credit
5,000
—
—
—
—
—
5,000
SBA secured borrowing
—
—
—
—
—
9,396
9,396
Trust preferred securities
(1)
—

—

—

—

—

1,061

1,061
Total $
726,528
$
351,344
$
13,451
$
1,586
$
58,769
$
47,457
$
1,199,135
(1)

The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.
Note 12:

Income Taxes

The provision for income taxes includes these components:
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Current tax expense $
17,943
$
14,892
$
7,970
Deferred income tax (benefit) expense
(1,970)
2,664
(5,257)
Income tax expense $
15,973
$
17,556
$
2,713
An income tax reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Computed at the statutory rate (21%) $
16,290
$
18,263
$
3,216
Increase (decrease) resulting from
Tax-exempt income
(3,546)
(3,672)
(3,109)
Non-deductible expenses
689
232
194
State income taxes, net of federal benefits
2,785
3,030
679
Stock-based compensation
(190)
(172)
179
Goodwill impairment
—
—
1,553
Other adjustments
(55)
(125)
1
Income tax expense $
15,973
$
17,556
$
2,713

The tax effects of temporary differences related to deferred taxes shown on the consolidated statements of financial condition within other assets are presented below:
As of December 31,
2022 2021
(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale $
20,295
$
—
Allowance for credit losses
16,710
14,051
Lease incentive
451
508
Loan fees
4,048
3,227
Accrued expenses
3,379
2,735
Deferred compensation
2,166
2,418
State tax credit
—
1,033
Other
1,469
2,057
Total deferred tax asset
48,518
26,029
Deferred tax liability

Net unrealized gain on securities available-for-sale
—
(6,967)
FHLB stock basis
(436)
(757)
Premises and equipment
(2,042)
(2,602)
Other
(1,018)
(1,229)
Total deferred tax liability
(3,496)
(11,555)
Net deferred tax asset $
45,022
$
14,474
The Company had a $
1.0

million deferred tax asset as of December 31, 2021 due to state tax credits, which were completely
recognized in 2022.
The Company has approximately $
1.0

million of federal net operating loss carry-forwards, which expire after 2028. The net
operating loss is subject to annual usage limitations of $
180

thousand per year, but may include unused amounts from prior years.

The
Company fully expects to utilize the entire net operating loss carry-forwards before they expire. Due to the carry forward of federal net
operating losses, all prior years remain subject to examination by federal tax authorities.
Note 13:

Changes in Accumulated Other Comprehensive (Loss) Income
Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations were as follows:
For the Year Ended December 31, Affected Line Item in the
2022 2021 2020 Statements of Operations
(Dollars in thousands)
Unrealized gains on available-for-sale
securities $
96
$
1,023
$
1,704
Realized gains on available-
for-sale securities
Less: tax expense effect
24
245
415
Income tax expense
Net reclassified amount $
72
$
778
$
1,289
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain
minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined) to risk-weighted assets (as defined),
common equity tier 1 capital (as defined) to risk-weighted assets (as defined),

and of tier 1 capital (as defined) to average assets (as defined).

Management believes, as of December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2022, the most recent notification from the applicable regulatory agencies categorized the Bank as
well
capitalized

under the regulatory framework for prompt corrective action. To be categorized as well capitalized , the Bank must maintain
minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the
Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the following table:
Actual
Required to be Considered
Well Capitalized
Required to be Considered
Adequately Capitalized (1)
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated $
715,416
10.5
%

N/A

N/A

$
714,162
10.5
%
Bank
714,300
10.5
$
679,793
10.0
%
713,783
10.5
Tier 1 Capital to Risk-Weighted Assets

Consolidated
644,953
9.5
N/A N/A
578,131
8.5
Bank
643,837
9.5
543,835
8.0
577,824
8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
643,892
9.5
N/A

N/A

476,108
7.0
Bank
643,837
9.5
441,866
6.5
475,855
7.0
Tier 1 Capital to Average Assets

Consolidated
644,953
10.3
N/A N/A
249,270
4.0
Bank $
643,837
10.3
% $
311,623
5.0
% $
249,299
4.0
%
December 31, 2021
Total Capital to Risk-Weighted Assets

Consolidated $
704,544
13.6
% N/A N/A $
544,060
10.5
%
Bank
681,980
13.2
$
517,817
10.0
%
543,708
10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated
646,169
12.5
N/A

N/A

440,430
8.5
Bank
623,605
12.0
414,253
8.0
440,144
8.5
Common Equity Tier 1 to Risk-Weighted Assets

Consolidated
645,160
12.5
N/A N/A
362,707
7.0
Bank
623,605
12.0
336,581
6.5
362,472
7.0
Tier 1 Capital to Average Assets
Consolidated
646,169
11.8
N/A

N/A

218,510
4.0
Bank $
623,605
11.4
% $
272,958
5.0
% $
218,366
4.0
%
(1)

Includes capital conservation buffer of
2.5
%.

Note 15:

Employee Benefit Plan
The Company has a retirement savings 401(k) plan covering substantially all employees.

Employees may contribute a portion of
their compensation to the plan. During 2022, Company contributions to the plan were
100
% on the first
5
% of employees’ salary deferral
amounts. During 2021 and 2020, Company contributions to the plan were
100
% on the first
1
% of employees’ salary deferral amounts plus
50
% of employees’ salary deferral amounts over
1
%, but capped at
6
%, of employees’ compensation. Additional contributions are
discretionary and are determined annually by the Board of Directors. Company contributions to the plan were $
2

million, $
1

million and
$
1

million for 2022, 2021 and 2020, respectively.

Note 16:

Revenue from Contracts with Clients
Except for gains or losses from the sale of foreclosed assets, the Company’s revenue from contracts with clients within the scope of
ASC 606 is recognized in non-interest income. The revenue categories are selected based on the nature, amount, timing, and uncertainty of
revenue and cash flows. The following presents descriptions of revenue categories within the scope of ASC 606:
Service charges and fees (rebates) on client accounts - This segment consists of monthly fees for the services rendered on client deposit accounts, including maintenance charges, overdraft fees, and processing fees. The monthly fee structures are typically based on type of account, volume, and activity. The customer is typically billed monthly and pays the bill from their deposit account. The Company
satisfies the performance obligation related to providing depository accounts monthly as transactions are processed and deposit service charge revenue is recorded.

ATM and credit card interchange income - This segment consists of fees charged for use of the Company’s ATMs, as well as, an interchange fee with credit card and debit card service providers. ATM fees and interchange fees are based on the number of transactions, as
well as, the underlying agreements. Clients are typically billed monthly. The Company satisfies the performance obligation related to ATM
and interchange fees monthly as transactions are processed and revenue is recorded.

International

fees -
This segment consists of fees earned from foreign exchange transactions and preparation of international
documentation. International fees are based on underlying agreements that describe the Company’s performance obligation and the related fee. Clients are typically billed and cash is received once the service or transaction is complete. The Company satisfies the performance
obligation related to international fees monthly as transactions are processed and revenue is recorded.

Other fees -
This segment consists of numerous, smaller fees such as wire transfer fees, check cashing fees, and check printing fees.
Other fees are typically billed to clients on a monthly basis. Performance obligations for other fees are satisfied at the time that the service is rendered.
Gain or loss on foreclosed assets

– Foreclosed assets are often sold in transactions that may not be considered a contract with a
client because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets,
including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” which requires the Company to apply certain measurement and recognition concepts of ASC 606.
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

The following table disaggregates the non-interest income subject to ASC 606 by category:
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Non-interest income subject to ASC 606
Service charges and fees on customer accounts $
6,228
$
4,580
$
2,803
ATM and credit card interchange income
6,523
7,996
4,379
International fees
1,408
1,531
1,091
Other fees
94
134
87
Total non-interest income from contracts with clients
14,253
14,241
8,360
Non-interest income not subject to ASC 606

Other non-interest income
3,028
(581)
3,373
Total non-interest income $
17,281
$
13,660
$
11,733
Note 17:

Stock-Based Compensation
The Company issues stock-based compensation in the form of non-vested restricted stock, restricted stock units and stock
appreciation rights (“SSARs”) under the 2018 Omnibus Equity Incentive

Plan (“Omnibus Plan”). The Omnibus Plan will expire on the tenth anniversary of its effective date. The aggregate number of shares authorized for future issuance under the Omnibus Plan is
1,530,702

shares
as of December 31, 2022. The Company will issue new common shares upon exercise or vesting of stock-based awards.

During 2018, awards issued under the Stock Settled Appreciation Right Plan, Equity Incentive Plan, Employee Equity

Incentive
Plan and New Market Founder Plan were assumed under the Omnibus Plan as agreed upon with participants, impacting all participants who agreed to the assumption. The awards are called “Legacy Awards.” Material terms and conditions of Legacy Awards remain unchanged;
therefore, no modification to their fair market value was required. Going forward,

all awards are issued under the Omnibus Plan.
In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that was suspended effective April 1, 2019 and
reinstituted effective July 1, 2020.
The table below summarizes stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020:
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Stock appreciation rights $
325
$
711
$
994
Performance-based stock awards
774
741
249
Restricted stock units and awards
3,200
3,047
3,078
Employee stock purchase plan
118
85
42
Total stock-based compensation $
4,417
$
4,584
$
4,363
Stock Settled Appreciation

Rights
SSARs are granted based on the fair market value of the Company’s common stock. SSARs typically vest in equal amounts over a
seven year

period, commencing on the first anniversary of the effective date of grant and have fifteen-year

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
The calculated value of each SSAR is estimated at the grant date using a Black-Scholes option valuation model. Expected volatility
is primarily based on an internal model that calculates the historical volatility of the Company’s stock since the IPO and several peer group
banks’ daily average stock prices before the IPO over the expected term. The expected term of stock granted represents the period that shares
are expected to be outstanding. The risk-free rate for periods within the contractual life of the share award is based on the U.S. Treasury yield
curve.
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
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands, except per share data)
Assumptions:
Expected volatility
44.1
% -
45.41
%
42.93
% -
43.29
%
20.34
%
Expected dividends
0.00%
0.00%
0.00%
Expected term (in years)
7.00

-
7.01
7.00

-
7.01
6.00
Risk-free rate
2.8
% -
3.62
%
0.94
% -
1.36
%
0.38
%
Weighted average grant date fair value per share $
6.86
$
6.50
$
1.93
Aggregate intrinsic value of SSARs exercised $
1,578
$
1,297
$
571
Total fair value of SSARs vested during the year $
484
$
1,087
$
1,245
Unrecognized compensation information:
Unrecognized compensation cost $
795
$
1,249
$
1,737
Period remaining (in years)
4.7
4.1
3.3

A summary of SSAR activity during and as of December 31, 2022 is presented below:
Stock Settled Appreciation Rights
Units
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Term
Outstanding, January 1, 2022
1,473,076
$
11.20
7.13
Granted
26,500
6.86
9.68
Exercised
(284,540)
9.60
Forfeited or expired
(55,796)
11.27
Outstanding, December 31, 2022
1,159,240
$
11.64
6.29
Exercisable, December 31, 2022
961,367
$
11.00
6.03
Performance-Based Stock

Awards (“PBSAs”)
The Company awards PBSAs to key officers of the Company. The stock settled awards are typically granted annually as determined
by the Compensation Committee. The performance-based shares typically cliff-vest at the end of
three years

based on attainment of certain
performance metrics developed by the Compensation Committee. The ultimate number of shares issuable under each performance-based
award is the product of the award target and the award payout percentage given the level of achievement. The award payout percentages by
level of achievement range between
0
% of target and
150
% of target.

During 2016, the Company awarded PBSAs to New Market Founders. A New Market Founder is a non-employee, adviser chosen in a selected market to facilitate expansion of banking relationships. During

2016,
116,960

PBSAs were granted and cliff-vested on
December 31, 2021. The Company adopted ASU 2018-07 in the first quarter of 2019, which set the fair market value for these awards. The
Company determined that no substantial service existed for these awards,

resulting in a cumulative effect adjustment of approximately
$
2

million to retained earnings.

The New Market Founder PBSAs were based upon
four

equally weighted market measures: total assets, total loans, return on assets and classified assets to capital as of December 31, 2021 that resulted in
139,709

common shares that vested and were issued in 2022. The
119
% payout percentage resulted in $
245

thousand of expense being recognized during the year ended December

31, 2021. No expense was
recorded in 2022 related to these awards.
During 2022,
19,328

PBSAs granted in 2019 did not meet the target payout threshold and were forfeited. Additionally, in 2022, the
vesting dates for one former employee’s PBSA award were accelerated and
1,958

shares were issued at target.

During 2022,
66,667

PBSAs were granted. The performance metrics included a three-year cumulative earnings per share target and
a cumulative relative total shareholder return target.

The following table summarizes the status of and changes in the performance-based awards:
Performance-Based Awards
Number of Shares
Weighted Average
Grant Date Fair Value
Unvested, January 1, 2022
98,352
$
13.59
Granted
66,667
16.04
Vested
(1,958)
13.55
Forfeited
(28,775)
14.94
Unvested, December 31, 2022
134,286
$
14.52
Unrecognized stock-based compensation expense related to the performance grants issued through December 31, 2022 was
$
1.2

million and is expected to be recognized over
1.9

years.

Restricted Stock Units (“RSUs”) and Restricted Stock

Awards (“RSAs”)
The Company issues RSUs and RSAs to provide additional incentives to key officers,

employees, and non-employee directors.
Awards are typically granted annually as determined by the Compensation

Committee. The service based RSUs typically vest in equal
amounts over
three years
. The service based RSAs typically cliff-vest after
one year
.

The following table summarizes the status of and changes in the RSUs and RSAs:
Restricted Stock Units and Awards
Number of Shares
Weighted Average
Grant Date Fair Value
Unvested, January 1, 2022
383,630
$
13.52
Granted
306,627
14.75
Vested
(220,356)
13.88
Forfeited
(52,921)
14.35
Unvested, December 31, 2022
416,980
$
14.13
Unrecognized stock-based compensation expense related to restricted stock grants issued through December 31, 2022 was
$
3.6

million and is expected to be recognized over
1.9

years.

Employee Stock Purchase Plan
The Company has an ESPP whereby employees are eligible for the plan when they have met certain requirements concerning period
of credited service and minimum hours worked. The price an employee pays for shares is
85.0
% of the fair market value of Company
common stock on the last day of the offering period.

The offering periods are the six-month periods commencing on January

1 and July 1 of
each year and ending on June 30 and December 31 of each year. There are no vesting or other restrictions on the stock purchased by
employees under the ESPP.
The calculated value of each unit award is estimated at the start of the offering period using a Black-Scholes option valuation model
that used the assumptions noted in the following table:
For the Year Ended December 31,
2022 2021 2020
Assumptions:
Expected volatility
24.1
% -
28.00
%
5.99
% -
32.00
%
22.50
%
Expected dividends
0.00
%
0.00
%
0.00
%
Expected term (in years)
0.50
0.50
0.50
Risk-free rate
0.19
% -
2.52
%
0.03
% -
0.09
%
0.17
%
Note 18:

Stock Warrants

The Company had
80,000

and
113,500

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per
share as of December 31, 2022 and 2021, respectively, as
33,500

warrants were exercised during 2022. The
113,500

warrants were modified
during 2018 to extend the expiration date from June 30, 2019 to April 26, 2023. The strike price continues to be $
5.00

per share.

Note 19:

Stockholders’ Equity

Earnings per share
The following table presents the computation of basic and diluted earnings per share:
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands, except per share data)
Earnings per Share
Net Income $
61,599
$
69,413
$
12,601
Weighted average common shares
49,489,860
51,291,428
52,070,624
Earnings per share $
1.24
$
1.35
$
0.24
Diluted Earnings per Share

Net Income $
61,599
$
69,413
$
12,601
Weighted average common shares
49,489,860
51,291,428
52,070,624
Effect of dilutive shares
512,194
739,154
477,923
Weighted average dilutive common shares
50,002,054
52,030,582
52,548,547
Diluted earnings per share $
1.23
$
1.33
$
0.24
Stock-based awards not included because to do so would be antidilutive
523,768
658,100
1,014,639
Share repurchases
On October 18, 2021, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the
repurchase program, the Company may repurchase up to $
30

million of the Company’s common stock. As of December 31, 2021, the
Company had repurchased $
8

million, representing
566,164

common shares.

This repurchase program was completed in the third quarter of
2022.
On May 10, 2022, the Company announced that its Board of Directors approved a new share repurchase program under which the
Company may repurchase up to $
30

million of its common stock. As of December 31, 2022, $
16

million remains available for repurchase
under this share repurchase program.

During 2022, the Company repurchased $
36

million, representing
2,448,428

common shares, under the repurchase programs.
Note 20:

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

Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial condition
measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at
December 31, 2022 and 2021:
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
Level 2 Note 8: Derivatives
Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within
the fair value hierarchy in which the fair value measurements fall:
December 31, 2022
Fair Value Measurements Using
Fair Value
Quoted Prices in
Active Markets for
Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs

(Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
8,728
$
—
$
—
$
8,728
Foreclosed assets held-for-sale $
1,745
$
—
$
—
$
1,745
December 31, 2021
Fair Value Measurements Using
Fair Value
Quoted Prices in
Active Markets for
Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs (Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
38,046
$
—
$
—
$
38,046
Foreclosed assets held-for-sale $
1,148
$
—
$
—
$
1,148
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis
and recognized in the accompanying consolidated statements of financial condition,

as well as the general classification of such assets
pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Collateral-Dependent Impaired Loans, Net of ACL - The estimated fair value of collateral-dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell. If the fair value of the collateral is below the loan’s amortized cost, the ACL is netted
against the loan balance. Collateral-dependent loans are classified within

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

Foreclosed Assets Held-for-Sale - The fair value of foreclosed assets held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value
measurements at December 31, 2022 and 2021:
December 31, 2022
Fair Value Valuation Techniques
Unobservable

Inputs
Range

(Weighted Average)
(Dollars in thousands)
Collateral-dependent impaired
loans $

8,728

Market comparable properties Marketability discount
0
% -
100
%
(13%)
Foreclosed assets held-for-sale $
1,745

Market comparable properties Marketability discount
10%
(10%)
December 31, 2021
Fair Value Valuation Techniques
Unobservable

Inputs
Range

(Weighted Average)
(Dollars in thousands)
Collateral-dependent impaired
loans $

38,046

Market comparable properties Marketability discount
7
% -
100
%
(26%)
Foreclosed assets held-for-sale $
1,148

Market comparable properties Marketability discount
10%
(10%)
The following tables present the estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021:
December 31, 2022
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
300,138
$
300,138
$
—
$
—
Available-for-sale securities
769,641
—
686,901
—
Loans, net of ACL
5,310,954
—
—
5,307,607
Restricted equity securities
12,536
—
—
12,536
Interest receivable
29,507
—
29,507
—
Equity securities
2,870
—
—
2,870
Derivative assets
11,038
—
11,038
—
Financial Liabilities
Deposits $
5,651,308
$
1,400,260
$
—
$
4,142,673
Federal funds purchased and repurchase agreements 74,968 — 74,968 —
Federal Home Loan Bank advances
143,143
—
135,086
—
Other borrowings
35,457
—
36,529
—
Interest payable
5,713
—
5,713
—
Derivative liabilities
16,442
—
16,442
—

December 31, 2021
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
482,727
$
482,727
$
—
$
—
Available-for-sale securities
745,969
—
745,969
—
Loans, net of allowance for loan losses
4,197,838
—
—
4,178,268
Restricted equity securities
11,927
—
—
11,927
Interest receivable
16,023
—
16,023
—
Equity securities
2,642
—
2,209
433
Derivative assets
11,308
—
11,308
—
Financial Liabilities
Deposits $
4,683,597
$
1,163,224
$
—
$
3,482,218
Federal Home Loan Bank advances
236,600
—
241,981
—
Other borrowings
1,009

—
2,318
—
Interest payable
1,336
—
1,336
—
Derivative liabilities
11,887

—
11,887
—
Note 21:

Commitments and Credit Risk
The Company had the following commitments at December 31,

2022 and 2021:
December 31, 2022 December 31, 2021
(Dollars in thousands)
Commitments to originate loans $
134,961
$
118,651
Standby letters of credit
66,889
51,114
Unfunded commitments under lines of credit
2,705,730
1,768,231
Future lease commitments
1,888
11,100
Commitment related to investment fund
3,403
2,067
Total $
2,912,871
$
1,951,163
Commitments to Originate Loans
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in
the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash
requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory,
property, plant and equipment, commercial real estate and residential and multifamily real estate.
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
Lines of Credit
Lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Lines of
credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of
collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.
Collateral held varies but may include accounts receivable, inventory, property,

plant and equipment, commercial real estate and
residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.
Commitments related to Investment Fund

During 2022, the Company entered into a subscription agreement with two third parties to invest up to $
3.5

million in investment
funds designed to help accelerate technology adoption at community banks.
Lease Commitments

The Company entered into a lease agreement with a third party for office space located in Fort Worth, Texas, which is expected to
commence in the second quarter of 2023. The initial lease term is
10.8

years with
one
,
seven year

renewal option.

Note 22:

Parent Company Condensed Financial Statements
The following are the condensed financial statements of CrossFirst Bankshares,

Inc. (Parent only) for the periods indicated:
Condensed Statements of Financial Condition
Year Ended December 31,
2022 2021
(Dollars in thousands)
Assets
Investment in consolidated subsidiaries

Banks $
608,545
$
646,027
Equity method investments
2,597
433
Cash
4,457
23,368
Other assets
8,776
1,596
Total assets $
624,375
$
671,424
Liabilities and stockholders' equity
Other borrowings $
5,000
$
—
Trust preferred securities, net
1,061
1,009
Other liabilities
9,715
2,842
Total liabilities
15,776
3,851
Stockholders' equity

Common stock
530
526
Treasury stock at cost
(64,127)
(28,347)
Additional paid-in capital
530,658
526,806
Retained earnings
206,095
147,099
Accumulated other comprehensive (loss) income
(64,557)
21,489
Total stockholders' equity
608,599
667,573
Total liabilities and stockholders' equity $
624,375
$
671,424

Condensed Statements of Operations
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Income
Equity in undistributed earnings of subsidiaries $
30,267
$
71,528
$
13,682
Distributions from subsidiaries
32,847
—
—
Management fees charged to subsidiaries
8,520
8,520
8,520
Other
153
2
(18)
Total income
71,787
80,050
22,184
Expense

Salaries and employee benefits
4,272
6,111
5,143
Occupancy, net
409
403
405
Other
5,893
4,718
4,220
Total expense
10,574
11,232
9,768
Income tax benefit
(386)
(595)
(185)
Net income $
61,599
$
69,413
$
12,601
Condensed Statements of Cash Flows
For the Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Operating Activities
Net income $
61,599
$
69,413
$
12,601
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries
(30,267)
(71,528)
(13,682)
Share-based incentive compensation
1,511
2,332
1,917
Other adjustments
(256)
(155)
(412)
Net cash provided by operating activities
32,587
62
424
Investing Activities
Decrease in investment in subsidiaries
(18,000)
—
870
Increase in equity investments
(2,164)
(433)
—
Net cash (used in) provided by investing activities
(20,164)
(433)
870
Financing Activities
Proceeds from TIB line of credit
5,000
—
—
Issuance of common stock, net
4
3
3
Open market common share repurchases
(35,780)
(22,286)
(6,061)
Acquisition of common stock for tax withholding obligations
(929)
(860)
(1,236)
Proceeds from employee stock purchase plan
364
172
151
Net decrease in employee receivables
7
34
47
Net cash used in financing activities
(31,334)
(22,937)
(7,096)
Decrease in cash
(18,911)
(23,308)
(5,802)
Cash at beginning of year
23,368
46,676
52,478
Cash at end of year $
4,457
$
23,368
$
46,676
Note 23.

Subsequent Events
Subsequent events have been evaluated through March 3, 2023,

which is the date the consolidated financial statements were available to be issued.
On February 23, 2023, we filed a universal shelf registration statement on Form

S-3 with the Securities and Exchange Commission
which became effective on March 2, 2023. The shelf registration statement is intended to provide us with financial flexibility to raise capital from the offering of up to $
250

million of any combination of common stock, preferred stock, debt securities,

depositary shares, warrants,
purchase contracts, purchase units, subscription rights and units in one or multiple offerings while the shelf registration statement is effective.
Item 9.

Changes in and Disagreements with

Accountants on Accounting

and Financial
Disclosure
None.

Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive

Officer and Chief Financial Officer, has
evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the
Exchange Act, as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial

Officer
concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a
timely basis, information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act as of
December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting
as defined in Rule 13a-15(f) under the Exchange Act. Our systems of internal controls are designed under the supervision and with the
participation of management, including our Chief Executive Officer and

Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financi al statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also,
projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In addition, given the Company’s size, operations and footprint, lapses or deficiencies in internal controls may occur from time to time.
On November 22, 2022, the Company completed the merger

with Central.

The Company is in the process of evaluating the existing
controls and procedures of Central and integrating Central into the internal control over financial reporting process.

In accordance with SEC
Staff guidance permitting a company to exclude an acquired

business from management’s assessment

of the effectiveness of internal control
over financial reporting for the year in which the acquisition is completed,

the Company has excluded Central from the assessment of the
effectiveness of internal control over financial reporting

as of December 31, 2022. Operations of Central comprised 0.42% of net income for
the year ended December 31, 2022.

The scope of management’s assessment of

the effectiveness of the design and operation of the
Company’s disclosure

controls and procedures as of December 31, 2022 includes all of the Company’s consolidated operations except for
those disclosure

controls and procedures of Central that are included in internal control over financial reporting.
Management assessed our internal control over financial reporting as of

December 31, 2022. This assessment was based on criteria
established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (“COSO”). Based on this assessment, we have concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business
processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that has materially affected, or is reasonably likely
to materially affect, our internal control over financial reporting.
Item 9B.

Other Information
None.

Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.

Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information to be set forth under
the captions “Board & Governance Matters - Proposal 1 - Election of Directors,”

“Proxy Summary and Highlights - Information Regarding
the Board and Director Nominees,” “Delinquent Section 16(a) Reports,” “Board

and Committee Structure and Operations - Committee
Matters,” “Board and Committee Structure and Operations – Board

and Committee Meetings,” and “Code of Business Conduct and Ethics”
in our proxy statement for our 2023

annual meeting of stockholders (the “2023 Proxy Statement”). The information required by this item
regarding our executive officers is incorporated by reference to Part I of this Annual Report on Form 10-K under the caption “Information
About our Executive Officers.”
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of
Directors since our last disclosure thereof in our 2022 proxy statement.
Item 11.

Executive Compensation
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information to be set forth under the captions (including the subcaptions found within these captions) “Director Compensation,” “Executive
Compensation,” “Executive Compensation Tables,” and “Corporate

Governance - Other Matters - Compensation Committee Interlocks and
Insider Participation” in the 2023 Proxy Statement and Note 17: Stock-Based Compensation

within the Notes to the Consolidated Financial
Statements.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by
reference to the information to be set forth under the caption “Beneficial Ownership of Company Common Stock” in the 2023 Proxy
Statement and Note 17: Stock-Based Compensation

within the Notes to the Consolidated Financial Statements.
Securities Authorized for Issuance

under Equity Compensation Plans
Set forth below is information as of December 31, 2022 regarding equity compensation plans:
Plan Category
Number of securities to
be issued upon exercise
of outstanding options,
warrants and rights
Weighted average exercise
price of outstanding
options, warrants and
rights
Number of securities
remaining available for
future issuance under
equity compensation plans
Equity compensation plans

approved by stockholders
— — 799,952 (1)
Equity compensation plans not

approved by stockholders
1,239,240 (2) $ 11.21 (3) 1,530,702 (4)
Total 1,239,240 $ 11.21 2,330,654
(1)
Represents the number of securities remaining available under the Employee Stock Purchase Plan.
(2)
Includes 100,000 shares issuable upon exercise of stock appreciation rights, 80,000 shares issuable upon exercise of warrants, and 1,059,240 shares issuable upon exercise of stock appreciation rights granted under the 2018 Omnibus Equity Incentive Plan (the "Omnibus Plan").
(3)
Represents the weighted average exercise price of outstanding stock appreciation rights and warrants. Includes the weighted average exercise price of
$28.50 for stock appreciation rights, $5.00 for shares issuable upon exercise of warrants and $10.05 for stock appreciation rights granted under the
Omnibus Plan.
(4)
Available shares can be granted in the form of stock appreciation rights, options, restricted stock, restricted stock units, or performance awards. The number of securities remaining available under the Omnibus Plan was 1,530,702.

The Omnibus Plan was established to promote the Company’s long-term financial success by providing a means for the Company to
attract and retain individuals who can and do contribute to the Company’s success and profitability. All employees and directors of, and certain other service providers to, the Company and its affiliates are eligible to become participants in the 2018 Equity Incentive Plan. The
Compensation Committee will determine the specific individuals who will be granted awards under the Omnibus Plan and the type and amount of any such awards and may permit awards to be granted or transferred to certain entities related to participants. Pursuant to the
Omnibus Plan, the Compensation Committee is allowed to grant awards to eligible persons in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. Up to
2,600,000 shares of common stock are reserved for issuance under the Omnibus

Plan; however, any shares issued pursuant to or subject to a
Legacy Award do not count against the maximum share limit under the Omnibus Plan. A non-employee director may not be granted any award under the Omnibus Plan which is denominated in shares in any one calendar year for which the number of shares granted exceeds a
number equal to the quotient of $200 thousand divided by the grant date fair value of the award (determined under applicable accounting
principles), rounded down to the nearest whole share. Awards vest, become exercisable and contain such other terms and conditions as
determined by the Compensation Committee and set forth in the individual agreements with the participants receiving the awards. The
Omnibus Plan enables the Compensation Committee to set specific performance criteria that must be met before an award vests under the
Omnibus Plan.

See
Note 17: Stock-Based Compensation

for additional information about the Omnibus Plan.
Item 13.

Certain Relationships and Related Transactions, and Director

Independence
The information required by this item is incorporated by reference to the information to be set forth under the captions “Policies and
Procedures Regarding Related Person Transactions,” “Certain Transactions,” “Corporate

Governance - Director Nominations, Skills and
Qualifications - Director Independence,” and “Board and Committee

Structure and Operations - Committee Matters” in the 2023 Proxy
Statement.

Item 14.

Principal Accountant

Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Audit
Matters - Independent Registered Public Accounting Firm Fees” and “Audit Matters - Policy Regarding Pre-Approval

of Independent
Registered Public Accounting Firm Services” in the 2023 Proxy Statement.

The independent Registered Public Accounting Firm is
FORVIS, LLP

(Public Company Accounting Oversight Board Firm ID No.
686
) located in
Kansas City, Missouri
Part IV
Item 15.

Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements of CrossFirst Bankshares, Inc. and its subsidiaries, and the auditor’s report thereon are filed as
part of this report under Item 8. Financial Statements and Supplementary

Data:
Page Number
Report of FORVIS, LLP Independent Registered Public Accounting Firm
56
Consolidated Statements of Financial Condition
58
Consolidated Statements of Operations
59
Consolidated Statements of Comprehensive (Loss) Income
60
Consolidated Statements of Stockholders’ Equity
61
Consolidated Statements of Cash Flows
62
Notes to Consolidated Financial Statements
63
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
10.2
Employment Agreement with Benjamin R. Clouse, dated July 12, 2021†
10-Q 10.1 November 2, 2021
10.3
Employment Agreement with Amy Fauss dated July 29, 2016†
S-1 10.8 July 18, 2019
10.4
First Amendment to Employment Agreement with Amy Fauss dated
March 15, 2019†
S-1 10.9 July 18, 2019
10.5
Amended and Restated Employment Agreement with Randy Rapp, dated effective July 1, 2022†
10-Q 10.1 August 3, 2022
10.6
2018 Omnibus Equity Incentive Plan†
S-1 10.15 July 18, 2019
10.7
Form of Legacy RSU - New Market Founders Award†
S-1 10.16 July 18, 2019
10.8
Form of Legacy EIP 2018 RSU Award Agreement†
S-1 10.17 July 18, 2019
10.9
Form of Legacy SAR Award Agreement†
S-1 10.18 July 18, 2019
10.10
Form of EEIP Legacy RSU Award Agreement†
S-1 10.19 July 18, 2019
10.11
Form of RSU Award Agreement†
S-1 10.20 July 18, 2019
10.12
Form of 2019 RSU Award Agreement†
S-1 10.21 July 18, 2019
10.13*
Omnibus Plan – Form of Time-Based RSU Award Agreement (02.23)†
10.14
Form of Performance Share Award Agreement
†
10-K 10.18 February 28, 2022
10.15*
Omnibus Plan – Form of Performance-Based RSU Award Agreement
(02.23)†
10.16
Form of Director Restricted Stock Award†
S-1 10.23 July 18, 2019
10.17*
Omnibus Plan – Director Restricted Stock Award (02.23)
†
10.18
Form of Indemnification Agreement†
S-1 10.24 July 18, 2019
10.19
Director Deferred Fee Program†
S-1 10.25 July 18, 2019
10.20*
Omnibus Plan – SAR Award Agreement†
10.21
Annual Incentive Plan†
10-Q 10.1 May 14, 2020
10.22
Employment Agreement with Steve Peterson dated July 1, 2020†
10-Q 10.2 August 12, 2020
10.23
Senior Executive Severance Plan†
10-Q 10.3 August 12, 2020
10.24
Employment Agreement with Jana D. Merfen Dated January 27, 2021†
10-Q 10.1 May 6, 2021
21.1*
Subsidiaries of CrossFirst Bankshares, Inc.
23.1*
Consent of Forvis, LLP
31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange act, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002Oxley Act of 2002
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
March 3, 2023 /s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on
behalf of the Registrant and in the capacities and on the date indicated.
Signature Title Date
/s/ Rod Brenneman

Director (Chairman)
March 3, 2023 Rod Brenneman
/s/ Michael J. Maddox
Director, President and Chief Executive Officer (Principal Executive Officer) March 3, 2023
Michael J.

Maddox
/s/ Benjamin R. Clouse
Chief Financial Officer (Principal Financial Officer and Principal Accounting
Officer) March 3, 2023 Benjamin R. Clouse
/s/ George Bruce
Director March 3, 2023 George Bruce
/s/ Steven W. Caple
Director March 3, 2023
Steven W.

Caple
/s/ Ron Geist
Director March 3, 2023 Ron Geist
/s/ Jennifer Grigsby
Director March 3, 2023 Jennifer Grigsby
/s/ George E. Hansen III
Director March 3, 2023 George E. Hansen III
/s/ Lance Humphreys
Director March 3, 2023 Lance Humphreys
/s/ Mason King
Director March 3, 2023 Mason King
/s/ James Kuykendall
Director March 3, 2023 James Kuykendall
/s/ Kevin Rauckman
Director March 3, 2023 Kevin Rauckman
/s/ Michael Robinson
Director March 3, 2023 Michael Robinson
/s/ Grey Stogner
Director March 3, 2023 Grey Stogner
/s/ Stephen K. Swinson
Director March 3, 2023 Stephen K. Swinson