Form 10-Q
period 2023-03-31
CROSSFIRST BANKSHARES, INC.
filed 2023-05-05
CIK 1458412

UNITED STATES
SECURITIES AND

EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2023

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

☐

No

☒
As of April 28, 2023, the registrant had
48,600,618

shares of common stock, par value $0.01, outstanding.

CROSSFIRST BANKSHARES, INC.
Form 10-Q for the Quarter Ended March 31, 2023
Index
Part I. Financial Information
Item 1. Consolidated Financial Statements
Forward-Looking Information
Consolidated Statements of Financial Condition – Unaudited
4
Consolidated Statements of Operations – Unaudited
5
Consolidated Statements of Comprehensive Income (Loss) – Unaudited
6
Consolidated Statements of Stockholders’ Equity – Unaudited
7
Consolidated Statements of Cash Flows – Unaudited
8
Notes to Consolidated Financial Statements – Unaudited
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
49
Item 3. Quantitative and Qualitative Disclosures about Market Risk
66
Item 4. Controls and Procedures
67
Part II. Other Information
Item 1. Legal Proceedings
67
Item 1A. Risk Factors
67
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
68
Item 5. Other Information
69
Item 6. Exhibit Index
70
Signature
71

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

“annualized,” “position” and “outlook,” or the negative of these words or other comparable words or phrases of a future or forward-looking nature.

For example, our forward-looking statements include
statements regarding our expectations, opportunities or plans for growth;

the proposed acquisition of Canyon Bancorporation, Inc. and
Canyon Community Bank, N.A. (collectively “Canyon”); our anticipated expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans.
Unless we state otherwise or the context otherwise requires, references below to “we,” “our,” “us,” and the “Company” refer to
CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References to “CrossFirst

Bank” and the “Bank” refer to CrossFirst Bank,
our wholly owned consolidated bank subsidiary.
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about
our industry, management’s beliefs and certain assumptions made by management,

many of which, by their nature, are inherently
uncertain and beyond our control. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees
of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although the
Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, without limitation: impacts on us and our clients of a decline in general business and economic conditions and any regulatory
responses thereto, including uncertainty and volatility in the financial markets; interest rate fluctuations; our ability to effectively
execute our growth strategy and manage our growth, including identifying and consummating suitable mergers and acquisitions,
entering new lines of business or offering new or enhanced services or products; the transition away from the London Interbank Offered
Rate (“LIBOR”); fluctuations in fair value of our investments due to factors outside of our control; our ability to successfully manage
credit risk and the sufficiency of our allowance; geographic concentration of our markets; economic impact on our commercial real
estate and commercial-based loan portfolios, including declines in commercial and residential real estate values; an increase in non-
performing assets; our ability to attract, hire and retain key personnel; maintaining and increasing customer deposits, funding
availability, liquidity and our ability to raise and maintain sufficient capital; competition from banks, credit unions and other financial services providers; the effectiveness of our risk management framework;

accounting estimates; our ability to maintain effective internal control over financial reporting; our ability to keep pace with technological changes;

cyber incidents or other failures, disruptions or
security breaches; employee error, fraud committed against the Company or our clients, or incomplete or inaccurate information about clients and counterparties; mortgage markets; our ability to maintain our reputation;

costs and effects of litigation; environmental
liability; risk exposure from transactions with financial counterparties; severe weather, natural disasters, pandemics or other external
events; changes in laws, rules, regulations, interpretations or policies relating to financial institutions, including capital requirements,
higher FDIC insurance premiums and assessments, consumer protection laws and privacy laws; volatility in our stock price; issuance of our preferred stock; risks inherent with proposed business acquisitions and the failure to achieve projected synergies; or other external events.

Additional discussion of these and other risk factors can be found in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2022 (“2022 Form 10-K),

filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023, and

in our
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

See Notes to Consolidated Financial Statements – Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Financial Condition – Unaudited
March 31, 2023 December 31, 2022
(Dollars in thousands)
Assets
Cash and cash equivalents
$
262,971
$
300,138
Available-for-sale securities - taxable
280,408
198,808
Available-for-sale securities - tax-exempt
470,843
488,093
Loans, net of unearned fees
5,647,639
5,372,729
Allowance for credit losses on loans
65,130
61,775
Loans, net of the allowance for credit losses on loans
5,582,509
5,310,954
Premises and equipment, net
67,311
65,984
Restricted equity securities
16,700
12,536
Interest receivable
30,385
29,507
Foreclosed assets held for sale
855
1,130
Goodwill and other intangible assets, net
28,259
29,081
Bank-owned life insurance
69,511
69,101
Other
84,978
95,754
Total assets $
6,894,730
$
6,601,086
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing $
969,701
$
1,400,260
Savings, NOW and money market
3,491,586
3,305,481
Time
1,376,027
945,567
Total deposits
5,837,314
5,651,308
Federal Home Loan Bank advances
314,031
218,111
Other borrowings
17,970
35,457
Interest payable and other liabilities
79,924
87,611
Total liabilities
6,249,239
5,992,487
Stockholders’ equity
Preferred stock, $
0.01

par value:

Authorized -
15,000

shares, issued -
7,750

and
no
shares at March 31, 2023 and December 31, 2022, respectively
-
-
Common stock, $
0.01

par value:

Authorized -
200,000,000

shares, issued -
53,189,016

and
53,036,613

shares at March 31, 2023 and December 31, 2022,
respectively
532
530
Treasury stock, at cost:

4,588,398

shares held at March 31, 2023 and December 31,
2022
(64,127)
(64,127)
Additional paid-in capital
539,023
530,658
Retained earnings
222,203
206,095
Accumulated other comprehensive loss
(52,140)
(64,557)
Total stockholders’ equity
645,491
608,599
Total liabilities and stockholders’ equity $
6,894,730
$
6,601,086

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Operations – Unaudited
Three Months Ended
March 31,
2023 2022
(Dollars in thousands except per share data)
Interest Income
Loans, including fees $
89,618
$
42,728
Available-for-sale securities - taxable
1,849
1,044
Available-for-sale securities - tax-exempt
3,794
3,692
Deposits with financial institutions
2,014
152
Dividends on bank stocks
262
144
Total interest income
97,537
47,760
Interest Expense
Deposits
36,725
3,511
Fed funds purchased and repurchase agreements
46
-
Federal Home Loan Bank Advances
2,391
1,109
Other borrowings
154
25
Total interest expense
39,316
4,645
Net Interest Income
58,221
43,115
Provision for Credit Losses
4,421
(625)
Net Interest Income after Provision for Credit Losses
53,800
43,740
Non-Interest Income

Service charges and fees on customer accounts
1,829
1,408
ATM and credit card interchange income
1,264
2,664
Realized gains (losses) on available-for-sale securities
63
(26)
Gain on sale of loans
187
-
Gains (losses), net on equity securities
10
(103)
Income from bank-owned life insurance 411
388
Swap fees and credit valuation adjustments, net
90
118
Other non-interest income
567
493
Total non-interest income
4,421
4,942
Non-Interest Expense
Salaries and employee benefits
22,622
17,941
Occupancy
2,974
2,493
Professional fees
2,618
805
Deposit insurance premiums
1,531
737
Data processing
1,242
812
Advertising
752
692
Software and communication
1,651
1,270
Foreclosed assets, net
149
(53)
Other non-interest expense
3,731
2,950
Core deposit intangible amortization
822
19
Total non-interest expense
38,092
27,666
Net Income Before Taxes
20,129
21,016
Income tax expense
4,021
4,188
Net Income $
16,108
16,828
Basic Earnings Per Common Share $
0.33
$
0.33
Diluted Earnings Per Common Share $
0.33
$
0.33

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss) – Unaudited
Three Months Ended
March 31,
2023 2022
(Dollars in thousands)
Net Income $
16,108
$
16,828
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities
14,951
(58,956)
Less: income tax expense (benefit)
3,657
(14,433)
Unrealized gain (loss) on available-for-sale securities, net of income tax
11,294
(44,523)
Reclassification adjustment for realized gains (losses) included in income
63
(26)
Less: income tax expense (benefit)
15
(6)
Less: reclassification adjustment for realized gain (loss) included in income, net of income tax
48
(20)
Unrealized gain on cash flow hedges
1,540
2,655
Less: income tax expense
369
653
Unrealized gain on cash flow hedges, net of income tax
1,171
2,002
Other comprehensive income (loss)
12,417
(42,501)
Comprehensive Income (Loss) $
28,525
$
(25,673)

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity – Unaudited
Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Income (Loss) Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at December 31, 2021 - $ -
50,450,045
$
526
$
(28,347)
$
526,806
$
147,099
$
21,489
$
667,573
Adoption of ASU 2016-13 - - -
-
-
-
(2,610)
-
(2,610)
Net income - - -
-
-
-
16,828
-
16,828
Other comprehensive loss

- available-for-
sale securities - - -
-
-
-
-
(44,503)
(44,503)
Other comprehensive gain

- cash flow
hedges - - -
-
-
-
-
2,002
2,002
Issuance of shares from equity-based
awards - -
336,540
3
-
(453)
-
-
(450)
Open market common share repurchases - -
(1,058,332)
-
(16,762)
-
-
-
(16,762)
Employee receivables from sale of stock - - -
-
-
-
6
-
6
Stock-based compensation - - -
-
-
1,115
-
-
1,115
Balance at March 31, 2022 - $ -
49,728,253
$
529
$
(45,109)
$
527,468
$
161,323
$
(21,012)
$
623,199
Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Income (Loss) Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at December 31, 2022
-
$
-
48,448,215
$
530
$
(64,127)
$
530,658
$
206,095
$
(64,557)
$
608,599
Net income - - -
-
-
-
16,108
-
16,108
Other comprehensive gain

- available-for-
sale securities - - -
-
-
-
-
11,246
11,246
Other comprehensive gain

- cash flow
hedges - - -
-
-
-
-
1,171
1,171
Issuance of preferred shares
7,750
-
-
-
-
7,750
-
-
7,750
Issuance of shares from equity-based awards - -
152,403
2
-
(623)
-
-
(621)
Stock-based compensation - - -
-
-
1,238
-
-
1,238
Balance March 31, 2023
7,750
$
-
48,600,618
$
532
$
(64,127)
$
539,023
$
222,203
$
(52,140)
$
645,491

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Cash Flows – Unaudited
Three Months Ended
March 31,
2023 2022
(Dollars in thousands)
Operating Activities
Net income $
16,108
$
16,828
Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization
2,318
1,241
Provision for credit losses
4,421
(625)
Accretion of discounts on loans
(547)
-
Accretion of discounts and amortization of premiums on securities
926
1,116
Equity based compensation
1,238
1,115
(Gain) loss on disposal of fixed assets
(4)
13
Loss (gain) on sale of foreclosed assets and related impairments
102
(62)
Gain on sale of loans
(187)
-
Deferred income taxes
1,640
3,358
Net increase in bank owned life insurance
(411)
(388)
Net realized (gains) losses on available-for-sale securities
(63)
26
Dividends on FHLB stock
(261)
(142)
Changes in:
Interest receivable
(878)
(910)
Other assets
2,615
14,565
Other liabilities
(2,693)
(21,650)
Net cash provided by operating activities
24,324
14,485
Investing Activities
Net change in loans
(275,817)
(94,437)
Purchases of available-for-sale securities
(93,488)
(49,138)
Proceeds from maturities of available-for-sale securities
5,714
11,582
Proceeds from sale of available-for-sale securities
37,069
-
Proceeds from the sale of foreclosed assets
173
237
Purchase of premises and equipment
(2,662)
(962)
Proceeds from the sale of premises and equipment and related insurance claims
4
13
Purchase of restricted equity securities
(8,226)
-
Proceeds from sale of restricted equity securities
4,334
1,544
Net cash used in investing activities
(332,899)
(131,161)
Financing Activities
Net (decrease) increase in demand deposits, savings, NOW and money market accounts
(244,454)
50,403
Net increase (decrease) in time deposits
430,407
(112,320)
Net decrease in federal funds sold
(20,000)
-
Repayment of Federal Home Loan Bank advances
(12,643)
(10,000)
Net proceeds of Federal Home Loan Bank line of credit
110,969
-
Proceeds from issuance of preferred shares, net of issuance cost
7,750
-
Issuance of common shares, net of issuance cost
2
170
Proceeds from employee stock purchase plan
167
172
Repurchase of common stock
-
(16,762)
Acquisition of common stock for tax withholding obligations
(790)
(793)
Net decrease in employee receivables
-
6
Net cash provided by (used in) financing activities
271,408
(89,124)
Decrease in Cash and Cash Equivalents
(37,167)
(205,800)
Cash and Cash Equivalents, Beginning of Period
300,138
482,727
Cash and Cash Equivalents, End of Period $
262,971
$
276,927
Supplemental Cash Flows Information
Interest paid
35,459
4,784
Income taxes paid
24
-

CROSSFIRST BANKSHARES, INC.
Notes to Consolidated Financial Statements – Unaudited
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Organization and Nature of Operations
CrossFirst Bankshares, Inc. (the “Company”) is a bank holding company whose principal activities are the ownership and
management of its wholly-owned subsidiary, CrossFirst Bank (the

“Bank”). In addition, the Bank has
three

subsidiaries including
CrossFirst Investments, Inc. (“CFI”), which holds investments in marketable securities, CFBSA I, LLC and CFBSA II, LLC.
The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers
through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri;

(iv) Oklahoma City, Oklahoma; (v)
Tulsa, Oklahoma; (vi) Dallas, Texas; (vii) Fort Worth, Texas; (viii) Frisco, Texas; (ix) Phoenix, Arizona; (x) Colorado Springs,
Colorado; (xi) Denver, Colorado; and (xii) Clayton, New Mexico.
Basis of Presentation
The accompanying interim unaudited consolidated financial statements serve to update the CrossFirst Bankshares, Inc. Annual
Report on Form 10-K for the year ended December 31, 2022 and include the accounts of the Company, the Bank, CFI, CFBSA I, LLC
and CFBSA II, LLC. The accompanying unaudited consolidated financial statements have been prepared in accordance with

U.S.
generally accepted accounting principles (“GAAP”) and where applicable,

with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial
information contained in the Company's most recent Annual Report on Form 10-K. The unaudited consolidated financial statements
reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such
adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in
consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation.
The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any
other interim period. All amounts are in thousands, except share data, or as otherwise noted.
GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and
disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management
has made significant estimates in certain areas, such as the fair values of financial instruments, and the allowance for credit losses
(“ACL”). Because of the inherent uncertainties associated with any estimation process and future changes in market and economic
conditions, it is possible that actual results could differ significantly from those estimates.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are
disclosed in Note 1 of the audited financial statements and notes for the year ended

December 31, 2022 and are contained in the
Company's Annual Report on Form 10-K for that period. There have been no significant changes to the application of significant
accounting policies since December 31, 2022 other than those noted below :
Related Party Transactions
The Bank extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made
in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans
totaled $
11

million and $
13

million at March 31, 2023 and December 31, 2022, respectively. Related party deposits totaled $
129

million
and $
92

million at March 31, 2023 and December 31, 2022, respectively.

Accounting Pronouncements Implemented
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
Impact of adoption

– The Company adopted the provisions of this guidance as of January 1, 2023 on a prospective basis. The
adoption of this ASU did not impact our consolidated financial statements.

The incremental vintage disclosures for gross write-
offs are included within “Note 3: Loans and Allowance for Credit Losses.”

Note 2: Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:

March 31, 2023
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
274,895
$
2,110
$
22,356
$
254,649
Collateralized mortgage obligations - GSE residential
10,989
-
604
10,385
State and political subdivisions
523,464
1,449
47,771
477,142
Corporate bonds
9,754
-
679
9,075
Total available-for-sale securities
$
819,102
$
3,559
$
71,410
$
751,251
December 31, 2022
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
197,243
$
232
$
25,166
$
172,309
Collateralized mortgage obligations - GSE residential
11,629
-
743
10,886
State and political subdivisions
551,007
929
57,440
494,496
Corporate bonds
9,762
-
552
9,210
Total available-for-sale securities
$
769,641
$
1,161
$
83,901
$
686,901
The carrying value of securities pledged as collateral was $
17

million and $
22

million at March 31, 2023 and December 31, 2022,
respectively.
As of March 31, 2023 and December 31, 2022, the available-for-sale securities had $
6

million of accrued interest, excluded from
the amortized cost basis, and presented in “interest receivable” on the consolidated statements of financial condition.

The following tables summarize the gross realized gains and losses from sales or maturities of AFS securities:

For the Three Months Ended
March 31, 2023
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Gain
(Dollars in thousands)
Available-for-sale securities
$
193
$
(130)
$
63
For the Three Months Ended
March 31, 2022
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
(Dollars in thousands)
Available-for-sale securities
$
1
$
(27)
$
(26)
The following table shows available-for-sale securities gross unrealized losses, the number of securities that are in an unrealized
loss position, and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at

March 31, 2023 and December 31, 2022:

March 31, 2023
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
13,935
$
562
20
$
133,560
$
21,794
36
$
147,495
$
22,356
56
Collateralized
mortgage obligations
- GSE residential
2,235
88
1
8,150
516
18
10,385
604
19
State and political
subdivisions
142,418
2,633
105
210,220
45,138
151
352,638
47,771
256
Corporate bonds
4,861
251
2
4,213
428
3
9,074
679
5
Total temporarily
impaired securities $
163,449
$
3,534
128
$
356,143
$
67,876
208
$
519,592
$
71,410
336

December 31, 2022
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
91,929
$
10,410
41
$
66,036
$
14,756
16
$
157,965
$
25,166
57
Collateralized
mortgage obligations
- GSE residential
10,636
733
18
251
10
1
10,887
743
19
State and political
subdivisions
350,884
36,697
266
52,519
20,743
40
403,403
57,440
306
Corporate bonds
9,210
552
5
-
-
-
9,210
552
5
Total temporarily
impaired securities $
462,659
$
48,392
330
$
118,806
$
35,509
57
$
581,465
$
83,901
387
Based on the Company’s evaluation at each respective period end,

we recorded
no

credit loss impairment during the first quarter
of 2023 or fourth quarter of 2022.

The unrealized losses in the Company’s investment portfolio were caused by interest rate changes.

As of March 31, 2023 the Company does not intend to sell the investments in loss positions, and it is not more likely than not the
Company will be required to sell the investments before recovery of their amortized cost basis.

The amortized cost, fair value, and weighted average yield of available-for-sale securities at March 31, 2023, by contractual
maturity, are shown below:

March 31, 2023
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential
(1)
Amortized cost $
-
$
17
$
91
$
274,787
$
274,895
Estimated fair value $
-
$
17
$
88
$
254,544
$
254,649
Weighted average yield (2)
- %
4.82
%
4.02
%
3.14
%
3.14
%
Collateralized mortgage obligations -
GSE residential (1)
Amortized cost $
-
$
-
$
2,322
$
8,667
$
10,989
Estimated fair value $
-
$
-
$
2,235
$
8,150
$
10,385
Weighted average yield (2)
- % - %
2.75
%
2.25
%
2.36
%
State and political subdivisions
Amortized cost $
1,075
$
7,962
$
90,970
$
423,457
$
523,464
Estimated fair value $
1,078
$
8,158
$
90,981
$
376,925
$
477,142
Weighted average yield (2)
3.71
%
4.32
%
2.96
%
2.68
%
2.76
%
Corporate bonds
Amortized cost $
-
$
149
$
9,605
$
-
$
9,754
Estimated fair value $
-
$
146
$
8,929
$
-
$
9,075
Weighted average yield (2)
- %
4.09
%
5.71
% - %
5.68
%
Total available-for-sale securities
Amortized cost $
1,075
$
8,128
$
102,988
$
706,911
$
819,102
Estimated fair value $
1,078
$
8,321
$
102,233
$
639,619
$
751,251
Weighted average yield (2)
3.71
%
4.32
%
3.21
%
2.85
%
2.92
%
(1)
Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or
without prepayment penalties.
(2)
Yields are calculated based on amortized cost using 30/360 day basis.

Tax-exempt securities are not tax effected.
Equity Securities
Equity securities consist of $
3.2

million of private equity investments. Equity securities are included in “other assets” on the
consolidated statements of financial condition.
The Company elected a measurement alternative for three private equity investments that did not have a readily determinable fair
value and did not qualify for the practical expedient to estimate fair value using the net asset value per share.

A cost basis was
calculated for the equity investments.

The recorded balance will adjust for any impairment or any observable price changes for an
identical or similar investment of the same issuer. No such events occurred during the three-month period ended March 31, 2023.

The following is a summary of the unrealized and realized gains and losses on equity securities recognized in net income:

Three Months Ended
March 31,

2023 2022
(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities
$
10
$
(103)
Less: net gains recognized during the reporting period on equity securities sold during the reporting period
-
-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting
date
$
10
$
(103)

Note 3:

Loans and Allowance for Credit Losses
The table below shows the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs, and fair value marks of $
24

million as of March 31, 2023 and December 31, 2022.
March 31, 2023 December 31, 2022
Amount % of Loans Amount % of Loans
(Dollars in thousands)
Commercial and industrial $
986,636
17
% $
1,017,678
19
%
Commercial and industrial lines of credit
1,047,280
19
957,254
18
Energy
193,859
3
173,218
3
Commercial real estate
1,808,888
33
1,718,947
32
Construction and land development
845,085
15
794,788
15
Residential real estate
412,334
7
409,124
8
Multifamily real estate
295,469
5
237,984
4
Consumer
58,088
1
63,736
1
Loans, net of unearned

fees
5,647,639
100
%
5,372,729
100
%
Less: allowance for credit losses on loans
65,130
61,775
Loans, net of the allowance for credit losses on loans $
5,582,509
$
5,310,954

Accrued interest of $
24

million and $
23

million at March 31, 2023 and December 31, 2022, respectively,

presented in “interest receivable” on the consolidated statements of financial condition is excluded from the carrying value disclosed in the above table.

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
● Commercial and Industrial Lines of Credit
– The category includes

lines of credit to commercial and industrial customers for working capital needs. The loan terms typically require interest-only payments, mature in one year, and require the full balance paid-off at maturity. Lines of credit allow the borrower to draw down
and repay the line of credit based on the customer’s cash flow needs. Repayment is primarily from the operating cash flow of the business. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

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
Allowance for Credit Losses
The Company’s CECL committee meets at least quarterly to oversee the ACL methodology. The committee estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions,

and reasonable and supportable forecasts. The ACL represents the Company’s current estimate of lifetime credit losses inherent in the loan portfolio at the statement of financial condition date. The ACL is

adjusted for expected prepayments when appropriate and excludes expected extensions, renewals, and modifications.

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

-end are considered cohorts.
The cohort is then tracked for losses over the remaining life of loans or until the poo

l

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments as of March 31, 2023 and December
31, 2022:

As of March 31, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial and industrial
Pass $
111,407
$
379,176
$
224,316
$
54,865
$
48,014
$
64,730
$
-
$
27,044
$
909,552
Special mention
12,388
5,826
19,996
13,802
795
318
-
33
53,158
Substandard - accrual
-
69
125
1,566
1,152
1,019
-
19,786
23,717
Substandard - non-
accrual
-
-
-
-
-
11
-
198
209
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
123,795
$
385,071
$
244,437
$
70,233
$
49,961
$
66,078
$
-
$
47,061
$
986,636
Commercial and industrial

lines of credit
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
973,052
$
-
$
973,052
Special mention
-
-
-
-
-
-
49,569
-
49,569
Substandard - accrual
-
-
-
-
-
-
18,594
-
18,594
Substandard - non-
accrual
-
-
-
-
-
-
6,065
-
6,065
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
-
$
-
$
-
$
-
$
1,047,280
$
-
$
1,047,280
Energy
Pass $
-
$
7,481
$
206
$
192
$
-
$
-
$
185,262
$
160
$
193,301
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
558
-
558
Loss
-
-
-
-
-
-
-
-
-
Total $
-
$
7,481
$
206
$
192
$
-
$
-
$
185,820
$
160
$
193,859

As of March 31, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial real estate
Pass $
65,310
$
437,240
$
287,175
$
153,430
$
128,097
$
135,622
$
411,771
$
101,002
$
1,719,647
Special mention
9,833
12,446
5,945
555
1,204
13,815
4,243
27,476
75,517
Substandard - accrual
-
10,238
-
550
81
385
-
-
11,254
Substandard - non-
accrual
-
-
2,470
-
-
-
-
-
2,470
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
75,143
$
459,924
$
295,590
$
154,535
$
129,382
$
149,822
$
416,014
$
128,478
$
1,808,888
Construction and land development
Pass $
96,933
$
395,906
$
212,418
$
70,749
$
9,960
$
1,603
$
49,228
$
-
$
836,797
Special mention
-
-
7,624
-
-
-
-
-
7,624
Substandard - accrual
-
226
-
-
-
-
438
-
664
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
96,933
$
396,132
$
220,042
$
70,749
$
9,960
$
1,603
$
49,666
$
-
$
845,085
Residential real estate
Pass $
6,195
$
77,458
$
86,022
$
118,328
$
44,628
$
68,535
$
3,950
$
-
$
405,116
Special mention
253
-
3,253
182
212
-
-
-
3,900
Substandard - accrual
-
-
-
3,130
-
-
-
-
3,130
Substandard - non-
accrual
-
-
-
-
-
-
-
188
188
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
6,448
$
77,458
$
89,275
$
121,640
$
44,840
$
68,535
$
3,950
$
188
$
412,334

As of March 31, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Multifamily real estate
Pass $
22,508
$
112,051
$
39,983
$
7,490
$
11,869
$
3,178
$
98,355
$
-
$
295,434
Special mention
-
-
-
-
-
-
-
35
35
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
22,508
$
112,051
$
39,983
$
7,490
$
11,869
$
3,178
$
98,355
$
35
$
295,469
Consumer
Pass $
397
$
7,016
$
707
$
133
$
255
$
130
$
49,407
$
-
$
58,045
Special mention
-
-
-
-
-
8
-
-
8
Substandard - accrual
-
-
-
30
-
5
-
-
35
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
397
$
7,016
$
707
$
163
$
255
$
143
$
49,407
$
-
$
58,088
Total
Pass $
302,750
$
1,416,328
$
850,827
$
405,187
$
242,823
$
273,798
$
1,771,025
$
128,206
$
5,390,944
Special mention
22,474
18,272
36,818
14,539
2,211
14,141
53,812
27,544
189,811
Substandard - accrual
-
10,533
125
5,276
1,233
1,409
19,032
19,786
57,394
Substandard - non-
accrual
-
-
2,470
-
-
11
6,065
386
8,932
Doubtful
-
-
-
-
-
-
558
-
558
Loss
-
-
-
-
-
-
-
-
-
Total $
325,224
$
1,445,133
$
890,240
$
425,002
$
246,267
$
289,359
$
1,850,492
$
175,922
$
5,647,639

As of December 31, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial and industrial
Pass $
465,963
$
281,166
$
55,934
$
50,445
$
48,595
$
20,648
$
-
$
19,089
$
941,840
Special mention
2,531
23,055
14,573
2,951
4,947
86
-
41
48,184
Substandard - accrual
290
677
1,647
1,330
740
299
-
21,166
26,149
Substandard - non-
accrual
-
104
-
6
1,383
-
-
-
1,493
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
12
-
-
12
Total $
468,784
$
305,002
$
72,154
$
54,732
$
55,665
$
21,045
$
-
$
40,296
$
1,017,678
Commercial and industrial lines of credit
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
890,109
$
-
$
890,109
Special mention
-
-
-
-
-
-
49,861
-
49,861
Substandard - accrual
-
-
-
-
-
-
10,805
-
10,805
Substandard - non-
accrual
-
-
-
-
-
-
6,479
-
6,479
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
-
$
-
$
-
$
-
$
957,254
$
-
$
957,254
Energy
Pass $
7,585
$
306
$
228
$
-
$
-
$
-
$
162,834
$
171
$
171,124
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
1,476
-
1,476
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
618
-
618
Loss
-
-
-
-
-
-
-
-
-
Total $
7,585
$
306
$
228
$
-
$
-
$
-
$
164,928
$
171
$
173,218

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
12,285
57,333
Substandard - accrual
10,388
-
547
82
60
1,548
-
992
13,617
Substandard - non-
accrual
-
2,479
-
-
-
-
-
-
2,479
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
508,512
$
285,485
$
157,666
$
121,055
$
80,607
$
90,347
$
353,161
$
122,114
$
1,718,947
Construction and land development
Pass $
346,429
$
266,557
$
93,229
$
19,866
$
1,497
$
9,053
$
49,500
$
-
$
786,131
Special mention
-
7,727
-
-
-
-
-
-
7,727
Substandard - accrual
157
310
463
-
-
-
-
-
930
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
346,586
$
274,594
$
93,692
$
19,866
$
1,497
$
9,053
$
49,500
$
-
$
794,788
Residential real estate
Pass $
77,416
$
84,158
$
121,078
$
45,265
$
37,395
$
34,852
$
1,649
$
-
$
401,813
Special mention
253
3,272
187
226
-
-
-
-
-
3,938
Substandard - accrual
34
-
3,148
-
-
-
-
-
3,182
Substandard - non-
accrual
-
-
-
-
-
-
-
191
191
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
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
-
-
-
-
-
-
-
36
36
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
85,785
$
26,705
$
6,915
$
11,938
$
2,491
$
726
$
86,879
$
16,545
$
237,984
Consumer
Pass $
7,917
$
1,347
$
2,611
$
265
$
129
$
6
$
51,416
$
-
$
63,691
Special mention
-
-
-
-
8
-
-
-
8
Substandard - accrual
-
-
32
-
5
-
-
-
37
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
7,917
$
1,347
$
2,643
$
265
$
142
$
6
$
51,416
$
-
$
63,736
Total
Pass $
1,465,996
$
936,642
$
436,548
$
247,422
$
164,096
$
149,745
$
1,593,119
$
144,606
$
5,138,174
Special mention
26,007
40,657
15,326
4,507
11,513
4,425
52,290
12,362
167,087
Substandard - accrual
10,869
987
5,837
1,412
805
1,847
12,281
22,158
56,196
Substandard - non-
accrual
-
2,583
-
6
1,383
-
6,479
191
10,642
Doubtful
-
-
-
-
-
-
618
-
618
Loss
-
-
-
-
-
12
-
-
12
Total $
1,502,872
$
980,869
$
457,711
$
253,347
$
177,797
$
156,029
$
1,664,787
$
179,317
$
5,372,729

Loan Portfolio Aging Analysis
The following tables present the Company’s loan portfolio aging analysis as of

March 31, 2023 and December 31, 2022:

As of March 31, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
-
$
70
$
142
$
-
$
-
$
-
$
-
$
1,915
$
2,127
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
2
148
-
11
-
-
161
Total past due
-
70
144
148
-
11
-
1,915
2,288
Current
123,795
385,001
244,293
70,085
49,961
66,067
-
45,146
984,348
Total $
123,795
$
385,071
$
244,437
$
70,233
$
49,961
$
66,078
$
-
$
47,061
$
986,636
Greater than 90 days
and accruing $
-
$
-
$
2
$
148
$
-
$
-
$
-
$
-
$
150
Commercial and industrial lines of credit
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
2,510
$
-
$
2,510
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
6,679
-
6,679
Total past due
-
-
-
-
-
-
9,189
-
9,189
Current
-
-
-
-
-
-
1,038,091
-
1,038,091
Total $
-
$
-
$
-
$
-
$
-
$
-
$
1,047,280
$
-
$
1,047,280
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
613
$
-
$
613
Energy
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
558
-
558
Total past due
-
-
-
-
-
-
558
-
558
Current
-
7,481
206
192
-
-
185,262
160
193,301
Total $
-
$
7,481
$
206
$
192
$
-
$
-
$
185,820
$
160
$
193,859
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

As of March 31, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
30-59 days $
-
$
190
$
-
$
-
$
-
$
214
$
-
$
-
$
404
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
100
-
100
Total past due
-
190
-
-
-
214
100
-
504
Current
75,143
459,734
295,590
154,535
129,382
149,608
415,914
128,478
1,808,384
Total $
75,143
$
459,924
$
295,590
$
154,535
$
129,382
$
149,822
$
416,014
$
128,478
$
1,808,888
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
100
$
-
$
100
Construction and land development
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
-
-
-
Current
96,933
396,132
220,042
70,749
9,960
1,603
49,666
-
845,085
Total $
96,933
$
396,132
$
220,042
$
70,749
$
9,960
$
1,603
$
49,666
$
-
$
845,085
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
-
$
8
$
-
$
-
$
-
$
-
$
-
$
-
$
8
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
8
-
-
-
-
-
-
8
Current
6,448
77,450
89,275
121,640
44,840
68,535
3,950
188
412,326
Total $
6,448
$
77,458
$
89,275
$
121,640
$
44,840
$
68,535
$
3,950
$
188
$
412,334
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

As of March 31, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Multifamily real estate
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
-
-
-
Current
22,508
112,051
39,983
7,490
11,869
3,178
98,355
35
295,469
Total $
22,508
$
112,051
$
39,983
$
7,490
$
11,869
$
3,178
$
98,355
$
35
$
295,469
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Consumer
30-59 days $
-
$
-
$
5
$
-
$
-
$
-
$
-
$
-
$
5
60-89 days
-
1
-
1
-
-
-
-
2
Greater than 90 days
-
-
-
-
-
5
-
-
5
Total past due
-
1
5
1
-
5
-
-
12
Current
397
7,015
702
162
255
138
49,407
-
58,076
Total $
397
$
7,016
$
707
$
163
$
255
$
143
$
49,407
$
-
$
58,088
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
5
$
-
$
-
$
5
Total
30-59 days $
-
$
268
$
147
$
-
$
-
$
214
$
2,510
$
1,915
$
5,054
60-89 days
-
1
-
1
-
-
-
-
2
Greater than 90 days
-
-
2
148
-
16
7,337
-
7,503
Total past due
-
269
149
149
-
230
9,847
1,915
12,559
Current
325,224
1,444,864
890,091
424,853
246,267
289,129
1,840,645
174,007
5,635,080
Total $
325,224
$
1,445,133
$
890,240
$
425,002
$
246,267
$
289,359
$
1,850,492
$
175,922
$
5,647,639
Greater than 90 days
and accruing $
-
$
-
$
2
$
148
$
-
$
5
$
713
$
-
$
868

As of December 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
20
$
4,784
$
-
$
-
$
-
$
1,049
$
-
$
-
$
5,853
60-89 days
-
55
-
-
-
-
-
430
485
Greater than 90 days
-
143
7
6
1,383
12
-
-
1,551
Total past due
20
4,982
7
6
1,383
1,061
-
430
7,889
Current
468,764
300,020
72,147
54,726
54,282
19,984
-
39,866
1,009,789
Total $
468,784
$
305,002
$
72,154
$
54,732
$
55,665
$
21,045
$
-
$
40,296
$ 1,017,678
Greater than 90 days
and accruing $
-
$
39
$
7
$
-
$
-
$
-
$
-
$
-
$
46
Commercial and industrial lines of credit
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
2,814
$
-
$
2,814
60-89 days
-
-
-
-
-
-
980
-
980
Greater than 90 days
-
-
-
-
-
-
7,063
-
7,063
Total past due
-
-
-
-
-
-
10,857
-
10,857
Current
-
-
-
-
-
-
946,397
-
946,397
Total $
-
$
-
$
-
$
-
$
-
$
-
$
957,254
$
-
$
957,254
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
584
$
-
$
584
Energy
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
618
-
618
Total past due
-
-
-
-
-
-
618
-
618
Current
7,585
306
228
-
-
-
164,310
171
172,600
Total $
7,585
$
306
$
228
$
-
$
-
$
-
$
164,928
$
171
$
173,218
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

As of December 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
30-59 days $
-
$
-
$
-
$
1,180
$
-
$
-
$
-
$
-
$
1,180
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
1,180
-
-
-
-
1,180
Current
508,512
285,485
157,666
119,875
80,607
90,347
353,161
122,114
1,717,767
Total $
508,512
$
285,485
$
157,666
$
121,055
$
80,607
$
90,347
$
353,161
$
122,114
$
1,718,947
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Construction and land development
30-59 days $
4,293
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
4,293
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
4,293
-
-
-
-
-
-
-
4,293
Current
342,293
274,594
93,692
19,866
1,497
9,053
49,500
-
790,495
Total $ 346,586 $ 274,594 $ 93,692 $ 19,866 $ 1,497 $ 9,053 $ 49,500 $ - $ 794,788
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
-
$
3,867
$
-
$
10
$
-
$
-
$
-
$
-
$
3,877
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
120
-
-
-
-
-
-
120
Total past due
-
3,987
-
10
-
-
-
-
3,997
Current
77,703
83,443
124,413
45,481
37,395
34,852
1,649
191
405,127
Total $
77,703
$
87,430
$
124,413
$
45,491
$
37,395
$
34,852
$
1,649
$
191
$
409,124
Greater than 90 days
and accruing $
-
$
120
$
-
$
-
$
-
$
-
$
-
$
-
$
120

As of December 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Multifamily real estate
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
-
-
-
Current
85,785
26,705
6,915
11,938
2,491
726
86,879
16,545
237,984
Total $
85,785
$
26,705
$
6,915
$
11,938
$
2,491
$
726
$
86,879
$
16,545
$
237,984
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Consumer
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
30
$
-
$
30
60-89 days
-
-
2
-
5
-
-
-
7
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
2
-
5
-
30
-
37
Current
7,917
1,347
2,641
265
137
6
51,386
-
63,699
Total $
7,917
$
1,347
$
2,643
$
265
$
142
$
6
$
51,416
$
-
$
63,736
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
30-59 days $
4,313
$
8,651
$
-
$
1,190
$
-
$
1,049
$
2,844
$
-
$
18,047
60-89 days
-
55
2
-
5
-
980
430
1,472
Greater than 90 days
-
263
7
6
1,383
12
7,681
-
9,352
Total past due
4,313
8,969
9
1,196
1,388
1,061
11,505
430
28,871
Current
1,498,559
971,900
457,702
252,151
176,409
154,968
1,653,282
178,887
5,343,858
Total $
1,502,872
$
980,869
$
457,711
$
253,347
$
177,797
$
156,029
$
1,664,787
$
179,317
$
5,372,729
Greater than 90 days
and accruing $
-
$
159
$
7
$
-
$
-
$
-
$
584
$
-
$
750

Non-accrual Loan Analysis
Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at
an earlier date, if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are
brought current and future payments are reasonably assured. The following tables present the Company’s non

-accrual loans by loan segments at March 31, 2023 and December 31,
2022:
As of March 31, 2023
Amortized Cost Basis by Origination Year and On Non-accrual Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total Non-
accrual
Loans
Non-accrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial $
-
$
-
$
-
$
-
$
-
$
11
$
-
$
198
$
209
$
209
Commercial and industrial
lines of credit
-
-
-
-
-
-
6,065
-
6,065
6,065
Energy
-
-
-
-
-
-
558
-
558
558
Commercial real estate
-
-
2,470
-
-
-
-
-
2,470
2,470
Construction and land
development
-
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
188
188
188
Multifamily real estate
-
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
2,470
$
-
$
-
$
11
$
6,623
$
386
$
9,490
$
9,490

As of December 31, 2022
Amortized Cost Basis by Origination Year and On Non-accrual Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total Non-
accrual
Loans
Non-accrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial $
-
$
104
$
-
$
6
$
1,383
$
12
$
-
$
-
$
1,505
$
1,505
Commercial and industrial
lines of credit
-
-
-
-
-
-
6,479
-
6,479
6,479
Energy
-
-
-
-
-
-
618
-
618
618
Commercial real estate
-
2,479
-
-
-
-
-
-
2,479
2,479
Construction and land
development
-
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
191
191
191
Multifamily real estate
-
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
2,583
$
-
$
6
$
1,383
$
12
$
7,097
$
191
$
11,272
$
11,272
Interest income recognized on non-accrual loans was $
0.5

million and $
0.2

million for the three months ended March 31, 2023 and 2022, respectively.

Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by portfolio segment for the
three months ended March 31, 2023:
For the Three Months Ended March 31, 2023
Commercial
and Industrial
Commercial
and
Industrial
Lines of
Credit Energy
Commercial
Real Estate
Construction
and Land
Development
Residential
Real Estate
Multifamily
Real Estate Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance $
12,272
$
14,531
$
4,396
$
19,504
$
5,337
$
3,110
$
2,253
$
372
$
61,775
Charge-offs
(1,642)
-
-
-
-
-
-
-
(1,642)
Recoveries
-
-
-
-
-
-
-
1
1
Provision (release)
1,392
676
283
1,259
437
(49)
627
371
4,996
Ending balance $
12,022
$
15,207
$
4,679
$
20,763
$
5,774
$
3,061
$
2,880
$
744
$
65,130
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance $
245
$
74
$
787
$
700
$
6,830
$
35
$
14
$
3
$
8,688
Provision (release)
(71)
213
(246)
12
(506)
16
(5)
12
(575)
Ending balance $
174
$
287
$
541
$
712
$
6,324
$
51
$
9
$
15
$
8,113

The ACL increased $
2.8

million during the quarter.

Provision expense of $
4.4

million was driven by loan growth partially offset by improvement in qualitative factors, in part
due to continued improvement in credit quality.

In addition, $
1.6

million in charge-offs on two commercial and industrial loans offset the provision expense for the quarter.

The
reserve on unfunded commitments decreased $
0.6

million due to higher line utilization in the quarter.
The following table presents the Company’s charge-offs by year of origination for the three months ended March 31, 2023:
For the Quarter Ended March 31, 2023
Gross Charge-offs by Origination Year Gross Charge-offs
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Gross
Charge-
offs
(Dollars in thousands)
Commercial and industrial $
-
$
-
$
70
$
-
$
-
$
1,347
$
-
$
225
$
1,642
Commercial and industrial lines of credit
-
-
-
-
-
-
-
-
-
Energy
-
-
-
-
-
-
-
-
-
Commercial real estate
-
-
-
-
-
-
-
-
-
Construction and land development
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
-
-
Multifamily real estate
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
70
$
-
$
-
$
1,347
$
-
$
225
$
1,642

Collateral Dependent Loans:
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or
sale of the collateral and the borrower is experiencing financial difficulty. The following table presents the amortized cost balance of
loans considered collateral dependent by loan segment and collateral type as of March 31, 2023 and December 31, 2022:
As of March 31, 2023
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial and Industrial Lines of Credit
All business assets
6,065
-
6,065
Energy
Oil and natural gas properties
558
-
558
Consumer
Vehicles & other personal assets
5
5
-
$
6,628
$
5
$
6,623
As of December 31, 2022
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial and Industrial
All business assets $
1,489
$
-
$
1,489
Commercial and Industrial Lines of Credit
All business assets
6,492
-
6,492
Energy
Oil and natural gas properties
618
-
618
Commercial Real Estate
Commercial real estate properties
92
-
92
Consumer
Vehicles & other personal assets
39
22
-
$
8,728
$
22
$
8,689
Troubled Debt Restructurings
TDRs are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession,
excluding loan modifications as a result of the COVID-19 pandemic.

The modification of terms typically includes the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate. Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for TDRs.

The Company adopted this accounting standard on a
prospective basis.
The outstanding balance of TDRs recognized prior to the adoption of ASU 2022-02 was $
28.7

million and $
30.5

million as of
March 31, 2023 and December 31, 2022, respectively. Under the new guidance, there were
no

loans restructured that qualified as
modifications for the three months ended March 31, 2023.
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
8

million and $
9

million allowance for
credit losses on off-balance sheet credit exposures at March 31, 2023 and December 31, 2022, respectively, are included in “interest payable and other liabilities” on the statements of financial condition.

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
Note 4:

Leases
The Company’s leases primarily include bank branches located in

Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco,
Texas; Phoenix, Arizona;

Denver, Colorado and Colorado Springs, Colorado. The remaining lease terms on these branch leases range
from less than
one year

to
nineteen years

with certain options to renew. Renewal terms can extend the lease term between five years

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

As of March 31, 2023, the Company recognized one finance lease and the remaining Company leases are classified as
operating leases.
The ROU asset is included in “other assets” on the consolidated statements of financial condition, and was $
29.6

million and
$
30.5

million at March 31, 2023 and December 31, 2022, respectively. Certain adjustments to the ROU asset may be required for items
such as initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other liabilities” on the
consolidated statements of financial condition and was $
33

million and $
34

million at March 31, 2023 and December 31, 2022,
respectively.

As of March 31, 2023, the remaining weighted-average lease term is
11.4

years, and the weighted-average discount rate was
2.54
% utilizing the Company’s incremental Federal Home Loan Bank (“FHLB”)

borrowing rate for borrowings of a similar term at the
date of lease commencement.
The following table presents components of operating lease expense in the accompanying consolidated statements of operations
for the three-month period ended March 31, 2023:
For the Three Months Ended March 31,
2023 2022
(Dollars in thousands)
Finance lease amortization of right-of-use asset $
70
$
-
Finance lease interest on lease liability
69
-
Operating lease expense
732
726
Variable lease expense
393
213
Short-term lease expense
5
5
Total lease expense $
1,269
$
944

Future minimum commitments due under these lease agreements as of

March 31, 2023 are as follows:
Operating Leases Finance Lease
(Dollars in thousands)
Remainder of 2023 $
2,821
$
367
2024
3,289
490
2025
3,309
490
2026
3,350
490
2027
3,340
528
Thereafter
12,619
8,296
Total lease payments $
28,728
$
10,661
Less imputed interest
3,350
3,095
Total $
25,378
$
7,566
Supplemental cash flow information –
Operating cash flows paid for operating lease amounts included in the measurement of
lease liabilities were $
0.9

million and $
0.7

million for the three months ended March 31, 2023 and 2022, respectively. Operating cash
flows paid for finance lease amounts included in the measurement of lease liabilities was $
0.1

million for the three-month period ended
March 31, 2023. During the three months ended March 31, 2023, the Company did
no
t record any ROU assets that were exchanged for
operating lease liabilities.
Note 5:

Goodwill and Core Deposit Intangible
Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. In accordance
with GAAP, the Company performs annual tests to identify impairment of goodwill and more frequently if events or circumstances
indicate a potential impairment may exist.
No

goodwill impairment was recorded during the three months ended March 31, 2023.
As a result of economic conditions resulting from bank failures during the first quarter of 2023, the Company conducted a
goodwill impairment test as of March 31, 2023. A qualitative analysis was performed,

and the Company does not believe it is more
likely than not that a goodwill impairment exists.
The Company is amortizing the core deposit intangible (“CDI”) from the

Farmers & Stockmens (“Central”) acquisition over its
estimated useful life of approximately
10

years using the sum of the years’ digits accelerated method. The Company recognized core deposit intangible amortization expense of $
0.8

million for the three months ended March 31, 2023.
The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the CDI at March 31,
2023 and December 31, 2022 were:
Gross Carrying
Amount
Accumulated
Amortization
Net Carrying
Amount
(Dollars in thousands)
March 31, 2023
Goodwill
$
12,836
$
-
$
12,836
Core deposit intangible
17,479
2,056
15,423
Total goodwill and intangible assets
$
30,315
$
2,056
$
28,259
December 31, 2022
Goodwill
$
12,836
$
-
$
12,836
Core deposit intangible
17,479
1,234
16,245
Total goodwill and intangible assets
$
30,315
$
1,234
$
29,081

The following table shows the estimated future amortization expense for the CDI as of March 31, 2023:

Amount
Years ending December 31, (Dollars in thousands)
For the nine months ending December 31, 2023
$
2,286
For the year ending December 31, 2024
2,762
For the year ending December 31, 2025
2,436
For the year ending December 31, 2026
2,109
For the year ending December 31, 2027
1,783
Note 6:

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
During 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate loan assets.

The five
swaps that were entered into in 2021 were terminated during the third quarter of 2022, however, the amortization of the gains

on these
instruments will start in 2023 based on the original effective dates of these swaps. Derivatives designated and that qualify as cash flow hedges include
one

instrument with a notional amount of $
250

million at March 31, 2023 and December 31, 2022.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded
in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and subsequently reclassified into interest income or expense in the
same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and
liabilities. The derivative financial instruments did not impact the statements of operations for the three months ended March 31, 2023.
The Company estimates that $
0.2

million will be reclassified as a decrease to net interest income during the next twelve months.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of
6.1

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

Swap fees earned upon origination and credit valuation adjustments that represent the risk of a counterparty’s default are reported
on the statements of operations as swap fee income, net. The effect of the Company’s derivative financial instruments gain (loss) is
reported on the statements of cash flows within “other assets” and “other liabilities”.

These
50

and
49

swaps had an aggregate notional amount of $
417

million and $
421

million at March 31, 2023 and December 31,
2022, respectively.
Fair Values

of Derivative Instruments on the Statements of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the
Statements of Financial Condition as of March 31, 2023 and December

31, 2022:
Asset Derivatives Liability Derivatives
Statement of
Financial
Condition
March 31,

December 31,

Statement of
Financial
Condition
March 31,

December 31,

Location 2023 2022 Location 2023 2022
(Dollars in thousands)
Interest rate products:
Derivatives
designated as hedging
instruments
Other assets $
-
$
-
Interest payable
and other
liabilities
$
3,883
$
5,403
Derivatives not
designated as hedging
instruments
Other assets
7,907
11,038
Interest payable
and other
liabilities
7,908
11,039
Total
$
7,907
$
11,038
$
11,791
$
16,442
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income

(Loss) for the
three months ended March 31, 2023 and 2022.
For the Three Months Ended For the Three Months Ended
March 31, 2023 March 31, 2022
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
Excluded
Component
(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products
Interest Expense
1,540
1,540
-
2,655
2,655
-
Total $
1,540
$
1,540
$
-
$
2,655
$
2,655
$
-
As of March 31, 2023 and December 31, 2022, the Company had minimum collateral thresholds with certain of its derivative
counterparties and has received collateral of $
3.6

million and $
4.9

million, respectively.

Note 7:

Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at

March 31, 2023 were as follows:
March 31, 2023
Within One
Year
One to Two
Years
Two to
Three Years
Three to
Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
1,153,933
$
215,690
$
2,084
$
1,356
$
2,964
$
-
$
1,376,027
FHLB borrowings
37,573
1,598
11,423
-
60,000
20,000
130,594
FHLB line of credit
183,437
-
-
-
-
-
183,437
Line of credit
7,500
-
-
-
-
-
7,500
SBA secured borrowing
-
-
-
-
-
9,396
9,396
Trust preferred securities
(1)
-
-
-
-
-
1,074
1,074
$
1,382,443
$
217,288
$
13,507
$
1,356
$
62,964
$
30,470
$
1,708,028
(1) The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.

Note 8:

Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:
Three Months Ended
March 31,
2023 2022
(Dollars in thousands)
Computed at the statutory rate (21%)
$
4,227
$
4,413
Increase (decrease) resulting from
Tax-exempt income
(880)
(854)
Non-deductible expenses
93
82
State income taxes
632
696
Equity based compensation
(45)
(169)
Other adjustments
(6)
20
Actual tax expense $
4,021
$
4,188
The tax effects of temporary differences related to deferred taxes located in “other assets” on the consolidated statements of
financial condition are presented below:
March 31, 2023 December 31, 2022
(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale
$
16,285
$
20,295
Allowance for credit losses
17,372
16,710
Lease incentive
438
451
Loan fees
4,070
4,048
Accrued expenses
1,303
3,379
Deferred compensation
1,735
2,166
Other
1,433
1,469
Total deferred tax asset
42,636
48,518
Deferred tax liability
FHLB stock basis
(394)
(436)
Premises and equipment
(1,934)
(2,042)
Other
(938)
(1,018)
Total deferred tax liability
(3,266)
(3,496)
Net deferred tax asset
$
39,370
$
45,022

Note 9:

Change in Accumulated Other Comprehensive Income (Loss)

Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations during the three months
ended March 31, 2023 and 2022, were as follows:
Three Months Ended
March 31,

Affected Line Item in the
2023 2022 Statements of Operations
(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities $
63
$
(26)
Gain (loss) on sale of available-
for-sale securities
Less: tax expense (benefit) effect
15
(6)
Income tax expense (benefit)
Net reclassified amount $
48
$
(20)
Note 10:

Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators
that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
The capital rules require the Company to maintain a
2.5
% capital conservation buffer with respect to Common Equity Tier I capital, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets, which is included in the column “Required to be
Considered Adequately Capitalized” within the table below. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, as well as certain
discretionary bonus payments to executive officers.

The Company and the Bank opted to exclude AOCI from the regulatory capital calculations. As a result, changes in AOCI, net of tax, do not impact the Company’s or Bank’s regulatory capital ratios.

The Company’s and the Bank’s actual capital amounts and ratios as of March

31, 2023 and December 31, 2022 are presented in
the following table:
Actual
Required to be Considered

Well Capitalized
Required to be Considered
Adequately Capitalized (1)
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
March 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated $
743,690
10.5
%

N/A

N/A

$
741,502
10.5
%
Bank
745,374
10.6
$
705,775
10.0
%
741,064
10.5
Tier I Capital to Risk-Weighted Assets
Consolidated
670,447
9.5
N/A
N/A
600,264
8.5
Bank
672,131
9.5
564,620
8.0
599,909
8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
661,622
9.4

N/A

N/A

494,335
7.0
Bank
672,131
9.5
458,754
6.5
494,043
7.0
Tier I Capital to Average Assets
Consolidated
670,447
9.9
N/A N/A
270,441
4.0
Bank $
672,131
9.9
% $
338,128
5.0
% $
270,502
4.0
%
December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated $
715,416
10.5
%

N/A

N/A

$
714,162
10.5
%
Bank
714,300
10.5
$
679,793
10.0
%
713,783
10.5
Tier I Capital to Risk-Weighted Assets
Consolidated
644,953
9.5
N/A
N/A
578,131
8.5
Bank
643,837
9.5
543,835
8.0
577,824
8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
643,892
9.5

N/A

N/A

476,108
7.0
Bank
643,837
9.5
441,866
6.5
475,855
7.0
Tier I Capital to Average Assets
Consolidated
644,953
10.3
N/A
N/A
249,270
4.0
Bank $
643,837
10.3
% $
311,623
5.0
% $
249,299
4.0
%
(1)
Includes capital conservation buffer of
2.5
%
Note 11:

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

Omnibus Plan is
1,218,970

shares as of
March 31, 2023.

The table below summarizes the stock-based compensation for the three months ended March 31, 2023 and 2022:
Three Months Ended
March 31,

2023 2022
(Dollars in thousands)
Stock appreciation rights $
99
$
99
Performance-based stock awards
236
211
Restricted stock units and awards
879
778
Employee stock purchase plan
24
27
Total stock-based compensation $
1,238
$
1,115
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
0
%
of target and
150
% of target.
During the three-month period ended March 31, 2023, the Company granted
128,005

PBRSUs. The performance metrics include
three-year

cumulative earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the PBRSUs:
Performance-Based Restricted

Stock Unit Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2023
134,286
$
14.52
Granted
128,005
14.13
Vested
(20,736)
13.55
Forfeited
(5,335)
14.49
Unvested, March 31, 2023
236,220
$
14.40
Unrecognized stock-based compensation related to the performance awards issued through March 31, 2023 was $
2.7

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
Restricted Stock Units and Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2023
416,980
$
14.13
Granted
264,197
13.96
Vested
(141,857)
14.05
Forfeited
(11,650)
14.28
Unvested, March 31, 2023
527,670
$
14.06

Unrecognized stock-based compensation related to the RSUs and RSAs issued through

March 31, 2023 was $
6.3

million and is
expected to be recognized over
2.4

years.

Note 12:

Stock Warrants
The Company had
80,000

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per share as of
March 31, 2023 and December 31, 2022. The
80,000

warrants expire on April 26, 2023. During the three-month period ended

March 31,
2023,
no

warrants were exercised or issued.
Note 13: Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share:
Three Months Ended
March 31,
2023 2022
(Dollars in thousands except per share data)
Earnings per Common Share
Net income available to common stockholders $
16,108
$
16,828
Weighted average common shares
48,635,910
50,251,297
Earnings per common share $
0.33
$
0.33
Diluted Earnings per Common Share
Net income available to common stockholders $
16,108
$
16,828
Weighted average common shares
48,635,910
50,251,297
Effect of dilutive common shares
407,711
659,193
Weighted average dilutive common shares
49,043,621
50,910,490
Diluted earnings per common share $
0.33
$
0.33
Stock-based awards not included because to do so would be antidilutive
916,080
285,672
During March 2023, the Company offered and sold shares of its Series A Non-Cumulative Perpetual Preferred Stock, par value
$
0.01

per share, for an aggregate purchase price of $
7.8

million.
No

dividends related to the preferred stock were declared or paid during the three months ended March 31, 2023.
Note 14:

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

Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial
condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements
fall at March 31, 2023 and December 31, 2022:

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

Level 2 Note 2:
Securities

Derivatives Fair value of the interest rate swaps is obtained from independent pricing services based on quoted market prices for similar derivative contracts.
Level 2 Note 6:
Derivatives and
Hedging
Non-recurring Measurements
The following tables present assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in
which the fair value measurements fall at March 31, 2023 and December

31, 2022:
March 31, 2023
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent loans $
6,628
$
-
$
-
$
6,628
Foreclosed assets held-for-sale $
880
$
-
$
-
$
880
December 31, 2022
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent impaired loans $
8,728
$
-
$
-
$
8,728
Foreclosed assets held-for-sale $
1,745
$
-
$
-
$
1,745
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring
basis and recognized in the accompanying consolidated statements of financial condition.
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in non-recurring Level 3 fair value
measurements at March 31, 2023 and December 31, 2022:
March 31, 2023
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
4
% -
6
%
Collateral dependent loans
6,628
(
6
)%
$
Market comparable
properties
Marketability
discount
10
%
Foreclosed assets held-for-sale
880
(
10
)%
December 31, 2022
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
-
% -
100
%
Collateral-dependent impaired loans
8,728
(
13
)%
$
Market comparable
properties
Marketability
discount
10%
Foreclosed assets held-for-sale
1,745
(
10
)%

The following tables present the estimated fair values of the Company’s financial instruments at March 31, 2023 and
December 31, 2022:
March 31, 2023
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
262,971
$
262,971
$
-
$
-
Available-for-sale securities
751,251
-
751,251
-
Loans, net of allowance for credit losses
5,582,509
-
-
5,587,995
Restricted equity securities
16,700
-
-
16,700
Interest receivable
30,385
-
30,385
-
Equity securities
3,242
-
-
3,242
Derivative assets
7,907
-
7,907
-
Financial Liabilities
Deposits $
5,837,314
$
969,701
$
-
$
4,879,677
Federal Home Loan Bank line of credit
183,437
-
183,437
-
Federal Home Loan Bank advances
130,594
-
125,909
-
Other borrowings
17,970
-
18,382
-
Interest payable
9,571
-
9,571
-
Derivative liabilities
11,791
-
11,791
-
December 31, 2022
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
300,138
$
300,138
$
-
$
-
Available-for-sale securities
769,641
-
686,901
-
Loans, net of allowance for loan losses
5,310,954
-
-
5,307,607
Restricted equity securities
12,536
-
-
12,536
Interest receivable
29,507
-
29,507
-
Equity securities
2,870
-
-
2,870
Derivative assets
11,038
-
11,038
-
Financial Liabilities
Deposits $
5,651,308
$
1,400,260
$
-
$
4,142,673
Federal funds purchased and repurchase agreements
74,968
-
74,968
-
Federal Home Loan Bank advances
143,143
-
135,086
-
Other borrowings
35,457
-
36,529
-
Interest payable
5,713
-
5,713
-
Derivative liabilities
16,442
-
16,442
-

Note 15:

Commitments and Credit Risk
Commitments
The Company had the following commitments at March 31, 2023

and December 31, 2022:
March 31, 2023 December 31, 2022
(Dollars in thousands)
Commitments to originate loans $
202,975
$
134,961
Standby letters of credit
65,124
66,889
Lines of credit
2,528,595
2,705,730
Future lease commitments
1,888
1,888
Commitments related to investment fund
3,032
3,403
$
2,801,614
$
2,912,871
Note 16:

Subsequent Events
On April 21, 2023, the Company announced its entry into a definitive agreement under which the Company will acquire

Canyon
Bancorporation, Inc. and its wholly owned subsidiary, Canyon Community

Bank, N.A. (collectively, “Canyon”) in a stock and cash
transaction.

The business combination transaction is expected to result in the mergers of

Canyon Bancorporation, Inc. with and into
CrossFirst Bankshares, Inc. and Canyon Community Bank, N.A. with and into CrossFirst Bank. Canyon has a branch in Tucson,
Arizona. The transaction is currently expected to close in the second half of 2023,

subject to approval by bank regulatory authorities, as
well as the satisfaction or waiver of customary closing conditions.
On April 21, 2023, the Company’s remaining
80,000

outstanding, fully vested warrants were exercised. See “Note 12: Stock
Warrants” for additional information about these warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF
OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in
conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2023, and with our 2022 Form 10-K, which includes our audited consolidated financial statements and related notes as of and for the years ended
December 31, 2022, 2021

and 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such
differences are discussed in the section entitled “Cautionary Note Regarding

Forward-Looking Statements” located elsewhere in this
quarterly report and in Item 1A “Risk Factors” in our 2022 Form 10-K and should be read herewith.
First Quarter 2023 Highlights
During the first quarter ended March 31, 2023, we accomplished the following:
● Completed the core systems conversion for Central
●
Loans grew $275 million for the quarter with our newer markets and verticals contributing meaningfully as we realize scale
in those areas
●
Credit quality improved with non-performing assets decreasing

$2.0 million and the non-performing assets to total assets
ratio decreasing to 0.16% at quarter end
●
Recorded $4.4 million of provision expense during the quarter driven by loan growth and net charge-offs of $1.6 million, or
0.12% of average loans
●
Deposits increased $186 million due to a $405 million increase in wholesale deposits.

Non-interest-bearing accounts were
lower as elevated deposits at year-end were deployed early in the quarter in addition to clients migrating into savings and
money market accounts
●
Net interest margin – fully tax equivalent (“FTE”) of 3.65% widened four basis points for the quarter entirely due to the
benefit of non-interest-bearing deposits

●
Book value per common share increased to $13.28 at March 31, 2023 compared to $12.56 at December 31, 2022. Tangible
book value per common share (1)
as of March 31, 2023 increased to $12.54 compared to $11.96

at December 31, 2022
●
Issued $7.8 million of Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series A Preferred
Stock”), further bolstering our capital position
● Received regulatory approval to expand into the Fort Worth, Texas market
(1)
Represents a non-GAAP financial measure.

See “Non-GAAP Financial Measures” below in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these measures.
Banking Industry Events
The banking industry has faced significant upheaval since the collapse of several banks in March 2023 related to their liquidity
and their significant concentration in certain industries, including exposure to the technology sector and cryptocurrency.

We do not have
significant industry concentration or any significant exposure to the technology or crypto sectors. Competition for deposits was
exacerbated by renewed focus on deposits in excess of FDIC insurance limits following the failures, in addition to increased focus on
liquidity and interest rate management risks at all banks.

These challenges, combined with uncertainties around continued cost pressures from inflation, potential FDIC special assessments and potential for higher loan loss provisioning all led to a highly volatile market for banks.

During the quarter, we focused on the following strategies and data:
●
Mobilized our business continuity team and aspects of our contingency funding plan in response to the headline and publicity
risk created by the bank failures
●
Conducted frequent executive team meetings (including

daily during certain periods) during March to monitor our response which was focused on client outreach and increasing liquidity
●
Expanded liquidity available by $220 million at the Federal Reserve Bank by pledging additional loans

●
Conducted proactive client outreach by bankers to communicate the strength,

stability and trust clients have come to expect
from CrossFirst Bank
●
Improved liquidity in our securities portfolio - as of March 31, 2023, $244 million of securities can be pledged and $222
million of securities could be sold with a net gain, based on current market conditions
●
Our total on-balance sheet and off-balance sheet liquidity was $2.3 billion as of

March 31, 2023, or 33% of total assets

●
Expanded our partnership with IntraFi as we served clients who were interested in the program; our IntraFi Cash Service
(“ICS”) partnership dates back to 2013
●
Estimated uninsured deposits after excluding pass-thru insured accounts was 35% of total deposits
Mergers and Acquisitions

Update
On April 21, 2023, the Company announced its entry into a definitive agreement under which the Company will acquire Canyon
Bancorporation, Inc. and its wholly owned subsidiary, Canyon Community

Bank, N.A. (collectively, “Canyon”) in a stock and cash
transaction.

The business combination transaction is expected to result in the mergers of Canyon Bancorporation, Inc. with and into
CrossFirst Bankshares, Inc. and Canyon Community Bank, N.A. with and into CrossFirst Bank.

Canyon has a branch in Tucson,
Arizona. In accordance with the agreement, the Company has agreed to pay up to 50% of the merger consideration in the form of
Company common stock based on the election of the target stockholders and subject to certain conditions. The Company's common
stock will be valued at a per share price of $14.11 for purposes of calculating the merger consideration. The Company expects to issue
up to approximately 621,000 shares of its common stock at closing assuming:

(i) aggregate merger consideration of $17.5 million; and
(ii) that the Company issues 50% of such merger consideration in the form of the Company's common stock.

The aggregate transaction
value was estimated at approximately $15.1 million based on the Company’s stock price on April 20, 2023. The transaction is currently
expected to close in the second half of 2023, subject to approval by bank regulatory authorities, as well as the satisfaction or waiver of
customary closing conditions.
Update to Customer Concentrations
As of March 31, 2023, the Company’s

top 25 customer relationships represented approximately 23% or $1.4 billion of total
deposits,

$0.5 billion of which are ICS deposits.

The Company believes it has sufficient funding sources,

including on-balance sheet
liquid assets and wholesale deposit options, so that an immediate reduction in these deposit balances would not be expected to have a
material, detrimental effect on the Company’s

financial position or operations. Deposits at March 31, 2023 are 70% commercial,

17%
consumer,

and 13% wholesale, which is consistent with our strategy.

We operate largely

in the Midwest and in strong markets, with a
diverse deposit composition by state which follows our branch footprint.

We also have diversity in depositors

by industry with no
industry concentrations above 5% outside of trusts and banking institutions.
Our loan portfolio remains diversified with 45% of loans in commercial and industrial and owner-occupied real estate and 44% of
loans in commercial real estate. We

have diversification within each portfolio

with the top 25 commercial and industrial clients
representing 27% of total commercial and industrial exposure or 10% of total loan exposure and the top 25 commercial real estate
transactions representing 23% of commercial real estate exposure or

10% of total loan exposure.

There also remains diversity within
our loan portfolios with the highest commercial real estate property type accounting for 17% of total commercial real estate exposure, and the largest industry segment in commercial and

industrial being manufacturing at 10% of commercial and industrial exposure.

Our
commercial real estate loan portfolio also has geographic diversity with concentrations in high-quality markets including Dallas, Kansas
City, Phoenix, and Denver

.

Performance Measures
As of or for the Quarter Ended
March 31, December 31, September 30, June 30, March 31,
2023 2022 2022 2022 2022
(Dollars in thousands, except per share data)
Return on average assets (1) 0.97% 0.77% 1.19% 1.12% 1.23%
Adjusted return on average assets (1)(2) 1.04% 1.15% 1.19% 1.20% 1.23%
Return on average equity (1) 10.53% 8.04% 11.18% 10.15% 10.44%
Adjusted return on average equity (1)(2) 11.30% 12.03% 11.22% 10.82% 10.44%
Earnings per common share – basic $ 0.33 $ 0.25 $ 0.35 $ 0.31 $ 0.33
Earnings per common share – diluted $ 0.33 $ 0.24 $ 0.35 $ 0.31 $ 0.33
Adjusted earnings per common share – diluted (2) $ 0.35 $ 0.36 $ 0.35 $ 0.33 $ 0.33
Efficiency ratio (3) 60.81% 62.40% 53.20% 57.36% 57.57%
Adjusted efficiency ratio - FTE (2)(3)(4) 56.42% 55.01% 52.25% 53.95% 56.66%
Ratio of equity to assets 9.36% 9.22% 9.93% 10.65% 11.29%
(1)

Interim periods annualized
(2)

Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures"

below in Management's Discussion and

Analysis of Financial Condition and
Results of Operations for a reconciliation of these measures.
(3)

We calculate efficiency ratio as non-interest expense

divided by the sum of net interest income and

non-interest income.
(4)

Tax exempt income (tax-free municipal securities)

is calculated on a tax equivalent basis.

The incremental tax rate used is 21.0%.
Results of Operations
Net Interest Income
Net interest income is presented on a fully tax equivalent basis.

We believe reporting on an FTE basis provides for improved
comparability between the various earning assets. Changes in interest income and interest expense result from changes in average
balances (volume) of interest earning assets and interest-bearing liabilities, as well as changes in average interest rates.

The following tables present, for the periods indicated, average statement of financial condition information, interest income,
interest expense and the corresponding average yield and rates paid:

Three Months Ended
March 31, 2023 March 31, 2022
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 268,705
$
2,111
3.14%
$ 220,802
$
1,188
2.15%
Securities - tax-exempt - FTE
(1)
542,268 4,591
3.39
533,674 4,467
3.35
Federal funds sold
1,757 5
1.15
- -
-
Interest-bearing deposits in other banks
195,289 2,009
4.17
309,948 152
0.20
Gross loans, net of unearned income
(2)(3)
5,539,954 89,618
6.56
4,332,831 42,728
4.00
Total interest-earning assets - FTE
(1)
6,547,973
$
98,334
6.08%
5,397,255
$
48,535
3.64%
Allowance for credit losses
(63,235) (57,922)
Other non-interest-earning assets 228,063 224,405
Total assets
$ 6,712,801 $ 5,563,738
Interest-bearing liabilities
Transaction deposits
$ 542,366
$
3,500
2.62%
$ 585,990
$
222
0.15%
Savings and money market deposits
2,881,726 23,569
3.32
2,302,552 1,847
0.33
Time deposits
1,100,444 9,656
3.56
587,452 1,442
1.00
Total interest-bearing deposits
4,524,536 36,725
3.29
3,475,994 3,511
0.41
FHLB and short-term borrowings
272,754 2,535
3.77
231,156 1,109
1.95
Trust preferred securities, net of fair value
adjustments 1,062 56 21.39 1,012 25 10.25
Non-interest-bearing deposits 1,194,788 - - 1,157,387 - -
Cost of funds
5,993,140
$
39,316
2.66%
4,865,549
$
4,645
0.39%
Other liabilities
99,451 44,442
Stockholders’ equity
620,210 653,747
Total liabilities and stockholders’ equity
$ 6,712,801 $ 5,563,738
Net interest income - FTE (1) $
59,018
$
43,890
Net interest spread - FTE (1) 3.42% 3.25%
Net interest margin - FTE (1) 3.65% 3.29%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)
Loans, net of unearned income include non-accrual loans of $10 million and $33 million as of March 31, 2023 and 2022, respectively.
(3) Loan interest income includes loan fees of $4 million and $4 million for the three months ended March 31, 2023 and 2022, respectively.
(4)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Net interest income -

Net interest income increased $15.1 million for the three-month period ended March 31, 2023 compared to the
same period in 2022 driven by increases in average earning assets from strong loan growth and an increase in loan yields, partially offset by a higher cost of funds due to the rising rate environment.

Compared to the first quarter of 2022, FTE net interest income increased
$15.1 million and net interest margin - FTE increased 36 basis points.

The higher income and margin were primarily due to increases in average earning assets from strong loan growth and an increase in loan yields, partially offset by a higher cost of funds due to the rising
rate environment.
Average earning assets totaled $6.5 billion for the three-month period ended March 31, 2023 resulting in an increase of $1.2 billion or
21% compared to the same period in 2022, inclusive of the impact of the Central acquisition. The increase was driven by higher average loan and investment portfolio balances, partially offset by lower average cash balances for the three-month period ended March 31, 2023 compared to the corresponding period in 2022.
The FTE yield on earning assets increased 2.44% from the first quarter of 2022 to the first quarter of 2023 due to new loan production as well as repricing of variable rate loans. The cost of funds increased 2.27% over the same period due to pricing pressure on deposits as
well as client migration into higher cost deposit products compared to the prior year.
The Company currently anticipates net interest margin to narrow from the current quarter to be in the range of 3.40% to 3.55% for the full-year 2023 based on changes in our funding mix. This may be partially offset with a benefit of one to three basis points from any
additional rate increases due to our largely variable loan portfolio.
Non-Interest Income
The components of non-interest income were as follows for the periods shown:
Three Months Ended
March 31,

Change
2023 2022 $ %
(Dollars in thousands)
Service charges and fees on customer accounts $
1,829
$
1,408
$
421
30%
ATM and credit card interchange income
1,264 2,664 (1,400)
(53)
Realized gains (losses) on available-for-sale securities 63 (26) 89

N/M

Gain on sale of loans 187 - 187 -
Gains (losses), net on equity securities
10 (103) 113
(110)
Income from bank-owned life insurance
411 388 23
6
Swap fees and credit valuation adjustments, net 90 118 (28) (24)
Other non-interest income 567 493 74 15
Total non-interest income $
4,421
$
4,942
$
(521)
(11) %
Non-interest income to average assets (annualized)
0.27% 0.36%
The changes in non-interest income were driven primarily by the following:
Service charges and fees on customer accounts

- The increase for the three-month period ended March 31, 2023 compared to the corresponding period in 2022 was driven primarily by increases in account analysis fees due to client fee increases enacted in 2022.
ATM and credit card interchange income

- The decrease in ATM and credit card interchange income was driven primarily by a decrease in credit card fees due to one large customer with pandemic-related activity that did not occur in the current year.

Gain on sale of loans
– The increase for the three months ended March 31, 2023 compared to the same period for 2022 was due to the
expansion of our mortgage business acquired through the 2022 acquisition of Central.

Non-Interest Expense
The components of non-interest expense were as follows for the periods indicated:
Three Months Ended
March 31,

Change
2023 2022 $ %
(Dollars in thousands)
Salary and employee benefits $
22,622
$
17,941
$
4,681
26%
Occupancy
2,974 2,493 481
19
Professional fees
2,618 805 1,813
225
Deposit insurance premiums
1,531 737 794
108
Data processing
1,242 812 430
53
Advertising
752 692 60
9
Software and communication
1,651 1,270 381
30
Foreclosed assets, net
149 (53) 202
N/M
Other non-interest expense
3,731 2,950 781
26
Core deposit intangible amortization
822 19 803
4,226
Total non-interest expense $
38,092
$
27,666
$
10,426
38%
Non-interest income to average assets (annualized) 2.30% 2.02%
Non-interest expense increased $10.4 million for the three-month period ended March 31, 2023 compared to the same period in
2022 and included $1.5 million of transaction costs and $0.8 million of core deposit intangible amortization related to the Central
acquisition.

The changes in non-interest expense were driven primarily by the following:
Salary and Employee Benefits

- Salary and employee benefit costs increased due to merit increases, hiring in new markets and
verticals,

and the addition of employees as part of the Central acquisition.
Occupancy

– The increase in occupancy costs was driven by the addition of a second location in

Dallas, Texas during

2022 and new
properties in Colorado and New Mexico as part of the acquisition of Central.

Professional Fees

– The increase in professional fees was primarily due to increases in consulting costs related to the acquisition of
Central and digital banking conversion, increased recruiting costs, and timing of legal fees.
Deposit Insurance Premiums

– The increase in deposit insurance premiums was due to an increase in the assessment rate and increases
in assets.

Data Processing

– The increase in data processing costs was driven primarily by increased costs associated with the Company's digital
banking conversion.
Other Non-interest Expense
- Other non-interest expense increased primarily due to increased post-pandemic travel expenses and
transaction fraud-related losses.

Core Deposit Intangible Amortization
– Core deposit intangible amortization increased due to a full quarter of expense related to the
Central acquisition.

We currently anticipate non-interest expense to be in a range of $35-$36 million per quarter for the remainder of 2023. The
efficiency ratio was 60.81% and the adjusted efficiency ratio – FTE (1)

was 56.42% for the three months ended March 31, 2023.
(1)
Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures"

below in Management’s Discussion and

Analysis of Financial Condition and
Results of Operations for a reconciliation of these measures.

Income Taxes
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2023 2022 2022 2022 2022
(Dollars in thousands)
Income tax expense $
4,021
$
3,348
$
4,410
$
4,027
$
4,188
Income before income taxes
20,129 15,294 21,690 19,572 21,016
Effective tax rate 20% 22% 20% 21% 20%
Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from
investments in tax advantaged assets, including bank-owned

life insurance and tax-exempt municipal securities;

state tax credits;

and
permanent tax differences from equity-based compensation. Refer to “Note

8: Income Tax” within the notes to consolidated financial
statements – unaudited for a reconciliation of the statutory rate to the Company’s actual income tax expense.
During the three-month periods

ended March 31, 2023 and 2022, the Company’s effective tax rate benefited primarily from
permanent tax differences related to tax-exempt interest.

We currently anticipate the Company’s effective tax rate to remain within the
20% to 22% range in the near term.

Non-GAAP Financial Measures
In addition to disclosing financial measures determined in accordance with U.S. generally accepted accounting principles
(GAAP), the Company discloses certain non-GAAP financial measures including “tangible common stockholders’ equity,” “tangible
book value per common share,” “adjusted efficiency ratio – FTE,”

“adjusted net income,” “adjusted earnings per common share –
diluted,” “adjusted return on average assets,” and “adjusted return on average equity.”

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
We believe that management and investors benefit from referring to these non

-GAAP financial measures in assessing our performance
and when planning, forecasting, analyzing,

and comparing past, present and future periods.
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

Quarter Ended
3/31/2023 12/31/2022 9/30/2022 6/30/2022 3/31/2022
(Dollars in thousands, except per share data)
Adjusted net income:
Net income (GAAP) $ 16,108 $ 11,946 $ 17,280 $ 15,545 $ 16,828
Add: Acquisition costs 1,477 3,570 81 239 -
Add: Acquisition - Day 1 CECL

provision
- 4,400 - - -
Add: Employee separation - - - 1,063 -
Less: Tax effect (1) (310) (2,045) (17) (273) -
Adjusted net income $ 17,275 $ 17,871 $ 17,344 $ 16,574 $ 16,828
Diluted weighted average common shares
outstanding
49,043,621 49,165,578 49,725,207 50,203,725 50,910,490
Earnings per common share – diluted (GAAP) $ 0.33 $ 0.24 $ 0.35 $ 0.31 $ 0.33
Adjusted earnings per common share – diluted $ 0.35 $ 0.36 $ 0.35 $ 0.33 $ 0.33
(1)
Represents the tax impact of the adjustments at a tax rate

of 21.0%, plus permanent tax expense associated with

merger related

transactions
Quarter Ended
3/31/2023 12/31/2022 9/30/2022 6/30/2022 3/31/2022
(Dollars in thousands)
Adjusted return on average assets:
Net income (GAAP) $ 16,108 $ 11,946 $ 17,280 $ 15,545 $ 16,828
Adjusted net income 17,275 17,871 17,344 16,574 16,828
Average assets $ 6,712,801 $ 6,159,783 $ 5,764,347 $ 5,545,657 $ 5,563,738
Return on average assets (GAAP) 0.97% 0.77% 1.19% 1.12% 1.23%
Adjusted return on average assets 1.04% 1.15% 1.19% 1.20% 1.23%
Quarter Ended
3/31/2023 12/31/2022 9/30/2022 6/30/2022 3/31/2022
(Dollars in thousands)
Adjusted return on average equity:
Net income (GAAP) $ 16,108 $ 11,946 $ 17,280 $ 15,545 $ 16,828
Adjusted net income 17,275 17,871 17,344 16,574 16,828
Average equity $ 620,210 $ 589,587 $ 613,206 $ 614,541 $ 653,747
Return on average equity (GAAP) 10.53% 8.04% 11.18% 10.15% 10.44%
Adjusted return on average equity 11.30% 12.03% 11.22% 10.82% 10.44%
Quarter Ended
3/31/2023 12/31/2022 9/30/2022 6/30/2022 3/31/2022
(Dollars in thousands, except per share data)
Tangible common stockholders' equity:
Total stockholders' equity (GAAP) $ 645,491 $ 608,599 $ 580,547 $ 608,016 $ 623,199
Less: goodwill and other intangible assets 28,259 29,081 71 91 110
Less: preferred stock 7,750 - - - -
Tangible common stockholders' equity $ 609,482 $ 579,518 $ 580,476 $ 607,925 $ 623,089
Tangible book value per common share:
Tangible common stockholders' equity $ 609,482 $ 579,518 $ 580,476 $ 607,925 $ 623,089
Common shares outstanding at end of period 48,600,618 48,448,215 48,787,696 49,535,949 49,728,253
Book value per common share (GAAP) $ 13.28 $ 12.56 $ 11.90 $ 12.27 $ 12.53
Tangible book value per common share $ 12.54 $ 11.96 $ 11.90 $ 12.27 $ 12.53

Quarter Ended
3/31/2023 12/31/2022 9/30/2022 6/30/2022 3/31/2022
(Dollars in thousands)
Adjusted Efficiency Ratio - FTE (1)
Non-interest expense $ 38,092 $ 36,423 $ 28,451 $ 29,203 $ 27,666
Less: Acquisition costs (1,477) (3,570) (81) (239) -
Less: Core deposit intangible amortization (822) (291) - - -
Less: Employee separation - - - (1,063) -
Adjusted Non-interest expense (numerator) $ 35,793 $ 32,562 $ 28,370 $ 27,901 $ 27,666
Net interest income 58,221 54,015 49,695 46,709 43,115
Tax equivalent interest income
(1)
797 818 820 808 775
Non-interest income 4,421 4,359 3,780 4,201 4,942
Total tax-equivalent income (denominator) $ 63,439 $ 59,192 $ 54,295 $ 51,718 $ 48,832
Efficiency Ratio (GAAP) 60.81% 62.40% 53.20% 57.36% 57.57%
Adjusted Efficiency Ratio - FTE (1) 56.42% 55.01% 52.25% 53.95% 56.66%
(1)
Tax exempt income (tax-free municipal securities) is

calculated on a tax equivalent basis. The incremental

tax rate used is 21.0%.
Analysis of Financial Condition
Investment portfolio
The objective of the investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity,
and meet pledging and regulatory capital requirements. The securities portfolio is also maintained to serve as a contingent, on-balance
sheet source of liquidity. As of March 31, 2023, available-for-sale investments totaled $751 million, an increase of $64 million from
December 31, 2022.

The increase in the securities portfolio was driven by the purchase of

$81 million in SBA securities and $12 million in tax-exempt
municipal securities and a $15 million reduction in the unrealized loss on available

-for-sale securities. The increase was partially offset
by the sale of $37 million in tax-exempt municipal securities at a modest gain as we intentionally improved the liquidity of the portfolio
during the quarter. For additional information, see “Note 2: Securities” in the notes to consolidated financial statements

– unaudited.

Loan Portfolio
Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements –

unaudited for additional information regarding the
Company’s loan portfolio. As of March 31, 2023, gross loans, net of unearned fees increased $275 million or

5% from December 31, 2022.

The following table presents the balance
and associated percentage change of each segment within our portfolio as of the dates indicated:
As of March 31,
2023
As of December 31,
2022
December 31, 2022
vs.
March 31, 2023
% Change
(Dollars in thousands)
Commercial and industrial $ 986,636 $ 1,017,678 (3.1)

%

Commercial and industrial lines of credit 1,047,280 957,254 9.4
Energy 193,859 173,218 11.9
Commercial real estate 1,808,888 1,718,947 5.2
Construction and land development 845,085 794,788 6.3
Residential real estate 412,334 409,124 0.8
Multifamily real estate 295,469 237,984 24.2
Consumer 58,088 63,736 (8.9)
Total $ 5,647,639 $ 5,372,729 5.1

%

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
As of March 31, 2023
Due in One Year or Less
Due in One Year through
Five Years
Due in Five Year through
Fifteen Years Due after Fifteen Years
Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Total
(Dollars in thousands)
Commercial and industrial $ 50,578 $ 113,038 $ 327,978 $ 358,192 $ 52,576 $ 64,189 $ 19,589 $ 496 $ 986,636
Commercial and industrial
lines of credit 74,724 395,100 29,926 512,736 17,668 17,126 - - 1,047,280
Energy - 30,660 775 162,424 - - - - 193,859
Commercial real estate 78,596 218,319 502,179 480,495 185,242 276,256 6,462 61,339 1,808,888
Construction and land
development 27,932 105,116 72,762 541,254 28,483 15,881 4,747 48,910 845,085
Residential real estate 7,510 2,999 21,965 5,301 65,518 5,530 371 303,140 412,334
Multifamily real estate 4,340 43,640 108,450 123,038 4,808 10,410 - 783 295,469
Consumer 5,783 10,210 5,171 13,749 343 20,944 - 1,888 58,088
Total $ 249,463 $ 919,082 $ 1,069,206 $ 2,197,189 $ 354,638 $ 410,336 $ 31,169 $ 416,556 $ 5,647,639
Provision and Allowance for Credit Losses
The ACL at March 31, 2023 represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-balance sheet commitments, measured over the
contractual life of the underlying instrument.
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2023 2022 2022 2022 2022
(Dollars in thousands)
Provision for credit losses - loans $ 4,996 $ 4,700 $ 1,923 $ 1,690 $ (316)
Provision for credit losses - off-balance sheet (575) 1,957 1,411 445 (309)
Allowance for credit losses - loans 65,130 61,775 55,864 55,817 55,231
Allowance for credit losses - off-balance sheet 8,113 8,688 6,731 5,320 4,875
Net charge-offs $ 1,641 $ (296) $ 1,876 $ 1,104 $ 1,081
The ACL increased $2.8 million during the quarter.

Provision expense of $4.4 million was driven by loan growth partially offset by improvement in qualitative factors, in part
due to continued improvement in credit quality.

In addition, $1.6 million in charge-offs on two commercial and industrial loans offset the provision expense for the quarter.

The
reserve on unfunded commitments decreased $0.6 million due to higher line utilization in the quarter.

The table below presents the allocation of the allowance for credit losses as of the dates indicated.

The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments.

March 31, 2023 December 31, 2022
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans Loans
Off-
Balance
Sheet Total Loans
Off-
Balance
Sheet Total
(Dollars in thousands)
Commercial and industrial $ 12,022 $ 174 $ 12,196 17% 17% $ 12,272 $ 245 $ 12,517 18% 19%
Commercial and industrial
lines of credit 15,207 287 15,494 19 19 14,531 74 14,605 21 18
Energy 4,679 541 5,220 3 3 4,396 787 5,183 7 3
Commercial real estate 20,763 712 21,475 33 33 19,504 700 20,204 29 32
Construction and land
development 5,774 6,324 12,098 15 15 5,337 6,830 12,167 17 15
Residential real estate 3,061 51 3,112 7 7 3,110 35 3,145 4 8
Multifamily real estate 2,880 9 2,889 5 5 2,253 14 2,267 3 4
Consumer 744 15 759 1 1 372 3 375 1 1
Total $ 65,130 $ 8,113 $ 73,243 100% 100% $ 61,775 $ 8,688 $ 70,463 100% 100%
Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements –

unaudited for a summary of the changes in the ACL.

Charge-offs and Recoveries
Net charge-offs were $1.6 million for the three-month period ended

March 31, 2023 primarily related to a charge-off of a collateral-dependent commercial and industrial loan.
The below table provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2023 2022 2022 2022 2022
Commercial and industrial 0.51% (0.02) % - % 0.28% (0.27) %
Commercial and industrial lines of credit - (0.01) 1.10 (0.56) 0.76
Energy - (0.46) 1.19 4.77 (1.02)
Commercial real estate - - (0.21) (0.45) 0.34
Construction and land development - - - - -
Residential real estate - - - 0.21 -
Multifamily real estate - - - - -
Consumer - (0.03) (0.05) - 0.05
Total net charge-offs to average loans 0.12% (0.02) % 0.16% 0.10% 0.10%
Non-performing Assets and Other Asset Quality Metrics
Non-performing assets include: (i) non-performing loans, which includes non-accrual loans, loans past due 90 days or more and still accruing interest, and loans modified
prior to January 1, 2023 under TDRs that are not performing in accordance with their modified terms; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired debt securities.
Credit quality metrics generally improved during the first quarter of 2023.

Non-performing assets decreased to $11.2 million at March 31, 2023 primarily due to a $1.8 million
decrease from the charge-off of one commercial and industrial loan,

as well as paydowns. The non-performing assets to total assets ratio decreased from 0.64% at

March 31, 2022 to
0.16% at March 31, 2023. In addition, classified loans decreased $0.7 million during the first quarter of 2023. Net charge-offs were $1.6 million for the first quarter of 2023
compared to net recoveries of ($0.3) million in the prior quarter and net charge-offs of $1.1 million in the prior year first quarter.
The Company continues to monitor the U.S. economic indicators, including the inflation rate, commodity prices, interest rates, and potential supply chain disruptions and the
impact they may have on the Company’s markets, clients, and prospects. The Company is monitoring the impact of a rising interest rate environment on the commercial real estate market and enterprise and leverage loans that is currently partially mitigated by low debt-to-equity ratios.

As of March 31, 2023, the Company did not identify any systemic issues within its loan portfolio that would significantly affect the credit quality of the loan portfolio.

The table below summarizes our non-performing assets and related ratios as of the dates indicated:
For the Quarter Ended
March 31,

December 31,

September 30,

June 30,

March 31,

2023 2022 2022 2022 2022
Asset quality
(Dollars in thousands)
Non-accrual loans $ 9,490 $ 11,272 $ 16,923 $ 27,698 $ 33,071
Loans past due 90 days or more and still accruing 868 750 303 2,163 1,534
Total non-performing loans 10,358 12,022 17,226 29,861 34,605
Foreclosed assets held for sale 855 1,130 973 973 973
Total non-performing assets $
11,213
$
13,152
$
18,199
$
30,834
$
35,578
Loans 30-89 days past due $
5,056
$
19,519
$
21,383
$
16,635
$
15,950
Asset quality metrics (%)
Non-performing loans to total loans 0.18% 0.22% 0.37% 0.66% 0.79%
Non-performing assets to total assets 0.16 0.20 0.31 0.54 0.64
ACL to total loans 1.15 1.15 1.19 1.23 1.27
ACL + RUC to total loans (1) 1.30 1.31 1.34 1.35 1.38
ACL to non-performing loans 629 514 324 187 160
Classified loans / (total capital + ACL) 9.4 10.1 11.3 12.1 10.8
Classified loans / (total capital + ACL + RUC) (1) 9.3% 10.0% 11.2% 12.0% 10.7%
(1) Includes the accrual for off-balance sheet credit risk from unfunded commitments.
Deposits and Other Borrowings
The following table sets forth the maturity of time deposits as of March

31, 2023:
As of March 31, 2023
Three Months

or Less
Three to Six Months
Six to Twelve
Months
After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $
34,077
$
22,585
$
198,742
$
119,578
$
374,982
Time deposits below FDIC insurance limit
291,514 254,286 352,729 102,516 1,001,045
Total $
325,591
$
276,871
$
551,471
$
222,094
$
1,376,027
At March 31, 2023, our deposits totaled $5.8 billion, an increase of $186 million or 3% from December 31, 2022. The increase included $430 million in time deposits and

$186
million in money market, NOW and savings deposits,

partially offset by a decrease of $430 million in non-interest-bearing deposits.

The increase in time deposits was the result of a

$405 million net increase in wholesale funding to support current and expected loan growth and to partially supplement the decrease in client deposits. The increase in money market,
NOW, and

savings deposits was driven primarily by increases in money market deposits.
Other borrowings include FHLB advances, a line of credit, SBA loan secured borrowings, and our trust preferred security.

At March 31, 2023, other borrowings totaled $332
million, a $78 million, or 31% increase from December 31, 2022.

During the three-month period ended March 31, 2023, $6.0 million of FHLB advances matured and were converted
into a drawdown on the FHLB line of credit and $6.5 million of net FHLB advances were paid off.

The Company utilized an additional $102.5 million of net draws on the

FHLB line
of credit and the conversion of $6.0 million of FHLB advances to the FHLB line of credit to support loan growth and changes in deposits, resulting in a balance of $183.4 million
outstanding on the FHLB line of credit as of March 31, 2023.
As of March 31, 2023, the Company had approximately $2.4 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory requirements.

Excluding pass-thru accounts where clients have deposit insurance at the correspondent financial institution, our uninsured deposits are
$2.0 billion, or 35% of total deposits as of March 31, 2023. The average client account balance as of March 31, 2023 is less than $250 thousand for both individual accounts and
business accounts in total after excluding pass-through and ICS deposits. We have geographic and industry diversity within our deposit base as the majority of our deposits are located
in our footprint states of Kansas, Oklahoma, Texas,

Missouri,

and Colorado. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of
uninsured deposits.

Liquidity and Capital Resources
Contractual Obligations and Off-Balance Sheet Arrangements
The Company is subject to contractual obligations made in the ordinary course of business. The obligations include deposit
liabilities, other borrowed funds, and operating leases. Refer to “Note 7: Time

Deposits and Other Borrowings” and “Note 4: Leases”
within the notes to consolidated financial statements – unaudited for a listing of the Company’s significant

contractual cash obligations
and contractual obligations to third parties on lease obligations, respectively.

As a financial services provider, the Company

is a party to various financial instruments with off-balance sheet risks, such as
commitments to extend credit. Off-balance sheet arrangements represent the Company’s future cash requirements.

However, a portion
of these commitments may expire without being drawn upon. Refer to

“Note 15: Commitments and Credit Risk” within the notes to
consolidated financial statements – unaudited for a listing of the Company’s off-balance

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
Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the statement of financial condition and (ii) off-balance sheet liquidity resources,

which represent funds available from third-party sources.
The Company’s on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates indicated:
March 31, 2023 December 31, 2022
(Dollars in thousands)
Total on-balance sheet liquidity $
1,014,222
$
986,482
Total off-balance sheet liquidity
1,264,618 770,165
Total liquidity $ 2,278,840 $ 1,756,647
On-balance sheet liquidity as a percent of assets 15% 15%
Total liquidity as a percent of assets 33% 27%
For the three months ended March 31, 2023, the Company’s cash and cash equivalents declined $37 million from December 31,
2022

to $263 million, representing 4% of total assets. During the three-month period ended March 31, 2023, the Company increased the
AFS securities portfolio on an amortized cost basis by $49 million, net of paydowns,

maturities, and amortization.

As of March 31,
2023, the Company had $244 million in securities that could be pledged and $222 million that could be sold at a net gain based on
market conditions at the time. In addition, the Company increased funded loans by $276 million, net of payoffs and charge-offs during the three-month period ended March 31, 2023 that reduced

cash and cash equivalents.

The Company’s time deposits increased by $430 million primarily from wholesale funding, while savings and money market
deposits increased by $186 million. Non-interest-bearing deposits decreased

$430 million as elevated year-end balances were deployed
by clients in the quarter in addition to clients migrating into savings and money market accounts.

Other borrowings decreased $17
million during the three-month period ended March 31, 2023, largely related to a reduction in Federal Funds purchased.

The Company did not purchase any common stock during the first three months of

2023. As of March 31, 2023, $16 million
remains available for repurchase under our share repurchase program. The amount and timing of such future share repurchases will be
dependent on a number of factors, including the price of our common stock,

overall capital levels and cash flow needs. There is no
assurance that we will repurchase up to the full amount remaining under our program.

During March 2023, the Company offered and sold Series A Preferred Stock for an aggregate purchase price of $7.8 million. No dividends related to the preferred stock were declared or paid during the three months ended March 31, 2023.
The Company believes that its current on and off-balance sheet liquidity will be sufficient to meet anticipated cash requirements
for the next 12 months and thereafter. The Company believes that it has several on and off-balance sheet options to address any resulting
reductions in cash and cash equivalents in order to maintain appropriate liquidity.
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

Company’s consolidated financial statements. Refer to “Note 10:
Regulatory Matters” in the notes to consolidated financial statements – unaudited for additional information. Management believes that
as of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
A discussion of these policies can be found in the section captioned “Critical Accounting Policies and Estimates” in
Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Form

10-K.

There have
been no changes in the Company’s application of critical accounting policies and estimates since December 31, 2022.

Recent Accounting Pronouncements
Refer to “Note 1: Nature of Operations and Summary of Significant Accounting Policies” included in the notes to consolidated financial statements – unaudited included elsewhere in this Form 10-Q.

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

(ii)
deposit

and borrowing mix; and (iii) on-balance sheet derivatives.
The ALCO evaluates interest rate risk using a rate shock method and rate ramp method. In a rate shock analysis, rates change immediately,

and the change is sustained over the time horizon. In a rate ramp analysis, rate changes occur gradually over time.
Management reviews and utilizes both methods in managing interest rate risk,

however, both methods represent a risk indicator, not a
forecast. The following tables summarize the simulated changes in net interest income and fair value of equity over a 12-month horizon
using a rate shock and rate ramp method as of the dates indicated:
Hypothetical Change in Interest Rate - Rate Shock
March 31, 2023 March 31, 2022
Change in Interest
Rate (Basis Points)
Percent change in net
interest income
Percent change in fair
value of equity
Percent change in net
interest income
Percent change in fair
value of equity
+300
2.0% (18.4) % 6.5% (8.1) %
+200
1.3 (12.3) 3.9 (4.6)
+100 0.6 (5.8) 1.6 (2.0)
Base
-
%
-
%
-
%
-
%
-100
(0.7) 5.7 NA (1) NA (1)
-200
(1.7) 11.7 NA (1) NA (1)
-300
(5.3) 17.6 NA (1) NA (1)
(1)
The Company excluded the down rate environment from its analysis due to the low interest rate environment.
Hypothetical Change in Interest Rate - Rate Ramp
March 31, 2023 March 31, 2022
Change in Interest Rate

(Basis Points)
Percent change in net interest
income
Percent change in net interest
income
+300 (0.1) % 2.8%
+200 (0.1) 1.6
+100 - 0.6
Base - % - %
-100 0.1 NA
(1)
-200 0.1 NA (1)
-300 (0.6) NA (1)
(1)

The Company excluded the down rate environment from its analysis due to the low interest rate environment.

The Company’s position is slightly asset sensitive as of March 31, 2023 which decreased compared to both March 31, 2022 and
December 31, 2022 due to the drastic change in market rates from the prior year.

Compared to December 31, 2022, the Company’s
position is slightly less asset sensitive due to the reduction in demand deposits. The aggregate beta assumption utilized as of March 31,
2023 was approximately 60% which is slightly higher than our previous assumption due to continued competitive and pricing pressure on deposits. Other key assumptions updated this quarter include updated deposit decay rates, new business spreads and updating market yield curves. Other assumptions included in the model that are periodically updated include loan prepayments and call provisions within
investment and debt holdings.

The Company is monitoring interest rate sensitivity closely as $4.2 billion or 62%

of earning assets
mature or reprice within the twelve-month period following March 31, 2023,

including $3.1 billion that repriced in the first month. $4.9 billion of interest-bearing liabilities mature or reprice over the same twelve-month period. As of March 31, 2023 and December 31,
2022, the investment portfolio duration was approximately 5.2 years.

The Company is reviewing additional options to manage the
statement of financial condition sensitivity based on the interest rate environment and composition of assets and liabilities in the next
twelve months and beyond.
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

(as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and
Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting
Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business
processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined
in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2023 that has materially affected, or is reasonably likely to
materially affect, our internal control over financial reporting.
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
Risk Factors" in our 2022 Form 10-K, which could materially affect our business, financial condition, or results of operations in future periods.

There were no material changes from the risk factors disclosed in the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities.
On March 29, 2023, the Company entered into a Securities Purchase Agreement with certain investors qualified as "accredited
investors," as such term is defined in Rule 501(a) of Regulation D ("Regulation

D") promulgated under the Securities Act of 1933,
as amended (the "Securities Act"), pursuant to which the Company offered and sold 7,750 shares of Series A Preferred Stock, for an aggregate purchase price of $7,750,000. The offer and sale of the Series A Preferred Stock by the Company was made in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

Pursuant to the Certificate of Designations for the Series A Preferred Stock filed March 29, 2023, holders of the Series A Preferred
Stock will be entitled to receive, only when, as and if declared by the Company’s

Board of Directors or a duly authorized committee
thereof, non-cumulative cash dividends on the liquidation preference of $1,000 per share of Series A Preferred Stock at a rate of
8.00% per annum, payable quarterly in arrears. Such dividends are not mandatory or cumulative and are payable only to the extent
declared by the Company’s Board of Directors or a duly authorized committee thereof. The Series A

Preferred Stock is perpetual
and has no maturity date and is not subject to any mandatory redemption, sinking fund, or other similar provisions. The holders of
the Series A

Preferred Stock will not have any right to require the redemption or repurchase of their shares of Series A Preferred
Stock. The Company may, at its option and subject to required regulatory approval, redeem the Series A Preferred Stock (i) in whole or in part, from time to time, on March 29, 2028, or on any dividend payment date on or after March 29, 2028, or (ii) in whole but
not in part at any time within 90 days following a “regulatory capital treatment event”

(as defined in the Certificate of Designations)
in each case at a redemption price equal to $1,000 per share, plus the per share amount of any declared and unpaid dividends,
without accumulation of any undeclared dividends.

The Company intends to use the net proceeds from the sale of the Series A Preferred Stock for general corporate purposes, including providing capital to support strategic growth and for making contributions to the capital of CrossFirst Bank, to support its lending,
investing and other banking activities.
(b) Not applicable.
(c) Share Repurchase Program
On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the
Company may repurchase up to $30 million of its common stock. No shares were repurchased during the three months ended March
31, 2023.

As of March 31, 2023, $16 million remains available for repurchase under this share repurchase program. Repurchases
under the program may be made in the open market or privately negotiated transactions in compliance with SEC Rule 10b-18,
subject to market conditions, applicable legal requirements,

and other relevant factors. The program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the

Company's discretion. No time limit has been set
for completion of the program.

ITEM 5. OTHER INFORMATION

Effective May 1, 2023, the Company refined its organizational structure to support future growth, new business lines, recent
acquisitions, and to effectively utilize the skills and expertise on our team as we optimize for the future.

In connection with the
reorganization:
•

W. Randall Rapp will continue to serve as President of the Bank with overarching responsibility for all markets and credit
administration.
•

Steve Peterson will continue to serve as Chief Banking Officer, with responsibility for sales management, commercial and
industrial (C&I) strategy, and our business lines.
•

Amy Fauss will continue to serve as Chief Human Resources Officer and will also assume the role of Chief Administrative
Officer with overarching responsibility for human resources, services and support, and technology.
•

Jenny Payne will continue to serve as the Chief Risk Officer and will report to the

Chief Executive Officer of the Bank and
the Company.

ITEM 6. EXHIBITS

Exhibit
Number Exhibit Description
3.1
Articles of Incorporation of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company's
Registration Statement on Form S-1 as filed with the SEC on July 18, 2019)
3.2
Amendment to Articles of Incorporation of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the
Company’s Registration Statement on Form S-1 as filed with the SEC on July 18, 2019)
3.3
Bylaws of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration
Statement on Form S-1 as filed with the SEC on July 18, 2019)
3.4
Certificate of Designations of Series A Non-Cumulative Perpetual Preferred Stock of CrossFirst Bankshares, Inc.
(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on
March 31, 2023)
10.1†
Omnibus Plan – Form of Time-Based RSU Award Agreement (02.23) (incorporated by reference to Exhibit 10.13 to the
Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2023)
10.2†
*
Omnibus Plan – Form of Performance-Based RSU Award Agreement
10.3†
Omnibus Plan – Director Restricted Stock Award (incorporated by reference to Exhibit 10.17 to the Company’s Annual
Report on Form 10-K as filed with the SEC on March 3, 2023)
10.4†
Omnibus Plan – SAR Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2023)
10.5†
*
Form Annual Incentive Plan Award (Executive Officers)
10.6
Form of Securities Purchase Agreement by and among CrossFirst Bankshares, Inc. and the Purchasers named therein
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on
March 31, 2023)
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
CrossFirst Bankshares, Inc.
Date:

May 5, 2023
/s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Duly authorized officer and principal financial officer)