Form 10-Q
period 2023-06-30
CROSSFIRST BANKSHARES, INC.
filed 2023-08-04
CIK 1458412

UNITED STATES
SECURITIES AND

EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2023

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

☐

No

☒
As of August 1, 2023, the registrant had
49,290,990

shares of common stock, par value $0.01, outstanding.

CROSSFIRST BANKSHARES, INC.
Form 10-Q for the Quarter Ended June 30, 2023
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
9
Notes to Consolidated Financial Statements – Unaudited
11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
52
Item 3. Quantitative and Qualitative Disclosures about Market Risk
71
Item 4. Controls and Procedures
72
Part II. Other Information
Item 1. Legal Proceedings
72
Item 1A. Risk Factors
72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
73
Item 5. Other Information
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

For example, our forward-looking statements include
statements regarding our business plans, expectations, or opportunities for growth; the impact of the acquisition of Canyon
Bancorporation, Inc. and Canyon Community Bank, N.A. (collectively

“Canyon”); our expense management initiatives and the results expected to be realized from those initiatives; our anticipated financial results, expenses, cash requirements and sources of liquidity; and
our capital allocation strategies and plans.
Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the
“Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries.

References in this Form 10-Q to “CrossFirst Bank”
and the “Bank” refer to CrossFirst Bank, our wholly owned consolidated bank subsidiary.
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about
our industry, management’s beliefs and certain assumptions made by management,

many of which, by their nature, are inherently
uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not a guarantee of future
performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the
expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, without
limitation: impacts on us and our clients of a decline in general business and economic conditions and any regulatory responses thereto,
including uncertainty and volatility in the financial markets; interest rate fluctuations;

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
economic impact on our commercial real estate and commercial-based loan portfolios, including declines in commercial and residential real estate values; an increase in non-performing assets; our ability to attract, hire and retain key personnel; maintaining and increasing customer deposits, funding availability, liquidity and our ability to raise and maintain sufficient capital; competition from banks, credit
unions and other financial services providers; the effectiveness of our risk management framework; accounting estimates; our ability to
maintain effective internal control over financial reporting; our ability to keep pace with technological changes; cyber incidents or other failures, disruptions or security breaches; employee error, fraud committed against the Company or our clients, or incomplete or
inaccurate information about clients and counterparties; mortgage markets; our ability to maintain our reputation; costs and effects of
litigation; environmental liability; risk exposure from transactions with financial counterparties; severe weather, natural disasters,
pandemics or other external events; changes in laws, rules, regulations,

interpretations or policies relating to financial institutions, including stringent capital requirements, higher FDIC insurance premiums and assessments, consumer protection laws and privacy laws;
volatility in our stock price; the ability of our Board to issue our preferred stock; risks inherent with proposed business acquisitions and
the failure to achieve projected synergies; or other external events.

Additional discussion of these and other risk factors can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), filed with the Securities and
Exchange Commission (“SEC”) on March 3, 2023, and in our other filings with the SEC.

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
ITEM 1. CONSOLIDATED

FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Financial Condition – Unaudited
June 30, 2023 December 31, 2022
(Dollars in thousands)
Assets
Cash and cash equivalents
$
342,497
$
300,138
Available-for-sale securities - taxable
297,097
198,808
Available-for-sale securities - tax-exempt
446,803
488,093
Loans, net of unearned fees
5,796,599
5,372,729
Allowance for credit losses on loans
67,567
61,775
Loans, net of the allowance for credit losses on loans
5,729,032
5,310,954
Premises and equipment, net
68,539
65,984
Restricted equity securities
13,060
12,536
Interest receivable
33,303
29,507
Foreclosed assets held for sale
-
1,130
Goodwill and other intangible assets, net
27,457
29,081
Bank-owned life insurance
69,929
69,101
Other
92,461
95,754
Total assets $
7,120,178
$
6,601,086
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing $
928,098
$
1,400,260
Savings, NOW and money market
3,333,514
3,305,481
Time
1,838,455
945,567
Total deposits
6,100,067
5,651,308
Federal Home Loan Bank advances
262,708
218,111
Other borrowings
14,320
35,457
Interest payable and other liabilities
91,600
87,611
Total liabilities
6,468,695
5,992,487
Stockholders’ equity
Preferred stock, $
0.01

par value:

Authorized -
15,000

shares, issued -
7,750

shares at
June 30, 2023 and
no

shares at December 31, 2022
-
-
Common stock, $
0.01

par value:

Authorized -
200,000,000

shares, issued -
53,241,885

and
53,036,613

shares at June 30, 2023 and December 31, 2022,
respectively
532
530
Treasury stock, at cost:

4,588,398

shares held at June 30, 2023 and December 31,
2022
(64,127)
(64,127)
Additional paid-in capital
539,793
530,658
Retained earnings
238,147
206,095
Accumulated other comprehensive loss
(62,862)
(64,557)
Total stockholders’ equity
651,483
608,599
Total liabilities and stockholders’ equity $
7,120,178
$
6,601,086

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Operations – Unaudited
Three Months Ended Six Months Ended
June 30, June 30,
2023 2022 2023 2022
(Dollars in thousands except per share data)
Interest Income
Loans, including fees $
98,982
$
47,327
$
188,600
$
90,055
Available-for-sale securities - taxable
2,622
1,086
4,471
2,130
Available-for-sale securities - tax-exempt
3,571
3,845
7,365
7,537
Deposits with financial institutions
1,609
369
3,623
521
Dividends on bank stocks
364
213
626
357
Total interest income
107,148
52,840
204,685
100,600
Interest Expense
Deposits
48,663
4,732
85,388
8,243
Fed funds purchased and repurchase agreements
-
74
46
74
Federal Home Loan Bank Advances
3,734
1,294
6,125
2,403
Other borrowings
212
31
366
56
Total interest expense
52,609
6,131
91,925
10,776
Net Interest Income
54,539
46,709
112,760
89,824
Provision for Credit Losses
2,640
2,135
7,061
1,510
Net Interest Income after Provision for Credit Losses
51,899
44,574
105,699
88,314
Non-Interest Income

Service charges and fees on customer accounts
2,110
1,546
3,939
2,954
ATM and credit card interchange income
1,213
1,521
2,477
4,185
Realized gains (losses) on available-for-sale securities
-
(12)
63
(38)
Gain on sale of loans
1,205
-
1,392
-
Gains (losses) on equity securities, net
6
(71)
16
(174)
Income from bank-owned life insurance
418
407
829
795
Swap fees and credit valuation adjustments, net
84
12
174
130
Other non-interest income
743
798
1,310
1,291
Total non-interest income
5,779
4,201
10,200
9,143
Non-Interest Expense

Salaries and employee benefits
24,061
17,095
46,683
35,036
Occupancy
3,054
2,622
6,028
5,115
Professional fees
970
1,068
3,588
1,873
Deposit insurance premiums
1,881
713
3,412
1,450
Data processing
1,057
1,160
2,299
1,972
Advertising
649
757
1,401
1,449
Software and communication
1,655
1,198
3,306
2,468
Foreclosed assets, net
(21)
15
128
(38)
Other non-interest expense
3,304
4,555
7,035
7,505
Core deposit intangible amortization
802
20
1,624
39
Total non-interest expense
37,412
29,203
75,504
56,869
Net Income Before Taxes
20,266
19,572
40,395
40,588
Income tax expense $
4,219
$
4,027
$
8,240
$
8,215
Net Income $
16,047
$
15,545
$
32,155
$
32,373
Basic Earnings Per Common Share $
0.33
$
0.31
$
0.66
$
0.65
Diluted Earnings Per Common Share $
0.33
$
0.31
$
0.65
$
0.64

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss) – Unaudited
Three Months Ended Six Months Ended
June 30, June 30,
2023 2022 2023 2022
(Dollars in thousands)
Net Income $
16,047
$
15,545
$
32,155
$
32,373
Other Comprehensive Income (Loss)
Unrealized (loss) gain on available-for-sale securities
(10,430)
(39,026)
4,521
(97,982)
Less: income tax (benefit) expense
(2,482)
(9,554)
1,175
(23,987)
Unrealized (loss) gain on available-for-sale securities, net of income tax
(7,948)
(29,472)
3,346
(73,995)
Reclassification adjustment for realized (loss) gain included in income
-
(12)
63
(38)
Less: income tax expense (benefit)
-
(3)
15
(9)
Less: reclassification adjustment for realized (loss) gain included in income, net of income tax
-
(9)
48
(29)
Unrealized (loss) gain on cash flow hedges
(3,632)
1,385
(2,092)
4,040
Less: income tax expense (benefit)
(865)
339
(496)
992
Unrealized (loss) gain on cash flow hedges, net of income tax
(2,767)
1,046
(1,596)
3,048
Reclassification adjustment for interest income included in
income
9
-
9
-
Less: income tax expense
2
-
2
-
Less: reclassification adjustment for interest income included in income, net of income tax
7
-
7
-
Other comprehensive (loss) income

(10,722)
(28,417)
1,695
(70,918)
Comprehensive Income (Loss) $
5,325
(12,872)
33,850
(38,545)

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity – Unaudited
Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at March 31, 2022 - $ -
49,728,253
$
529
$
(45,109)
$
527,468
$
161,323
$
(21,012)
$
623,199
Net income - - -
-
-
-
15,545
-
15,545
Other comprehensive loss - available-for-
sale securities - - -
-
-
-
-
(29,463)
(29,463)
Other comprehensive gain - cash flow
hedges - - -
-
-
-
-
1,046
1,046
Issuance of shares from equity-based
awards - -
45,689
-
-
(40)
-
-
(40)
Open market common share repurchases - -
(237,993)
-
(3,392)
-
-
-
(3,392)
Stock-based compensation - - -
-
-
1,120
-
-
1,120
Balance at June 30, 2022 - $ -
49,535,949
$
529
$
(48,501)
$
528,548
$
176,868
$
(49,429)
$
608,015
Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at March 31, 2023
7,750
$ -
48,600,618
$
532
$
(64,127)
$
539,023
$
222,203
$
(52,140)
$
645,491
Net income - - -
-
-
-
16,047
-
16,047
Other comprehensive loss - available-for-
sale securities - - -
-
-
-
-
(7,948)
(7,948)
Other comprehensive loss - cash flow
hedges - - -
-
-
-
(2,774)
(2,774)
Preferred dividends $
13.33

per share
- - -

-
-
(103)
-
(103)
Issuance of shares from equity-based
awards - -
52,869
-
-
(77)
-
-
(77)
Warrants exercised, cash settled - - -
-
-
(418)
-
-
(418)
Stock-based compensation - - -
-
-
1,265
-
-
1,265
Balance June 30, 2023
7,750
$ -
48,653,487
$
532
$
(64,127)
$
539,793
$
238,147
$
(62,862)
$
651,483
Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Income (Loss) Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at December 31, 2021 - $ -
50,450,045
$
526
$
(28,347)
$
526,806
$
147,099
$
21,489
$
667,573
Adoption of ASU 2016-13 - - -
-
-
-
(2,610)
-
(2,610)
Net income - - -
-
-
-
32,373
-
32,373
Other comprehensive loss - available-for-
sale securities - - -
-
-
-
-
(73,966)
(73,966)
Other comprehensive gain - cash flow
hedges - - -
-

-
-
3,048
3,048
Issuance of shares from equity-based
awards - -
382,229
3
-
(493)
-
-
(490)
Open market common share repurchases - -
(1,296,325)
-
(20,154)
-
-
-
(20,154)
Employee receivables from sale of stock - - -
-
-
-
6
-
6
Stock-based compensation - - -
-
-
2,235
-
-
2,235
Balance at June 30, 2022 - $ -
49,535,949
$
529
$
(48,501)
$
528,548
$
176,868
$
(49,429)
$
608,015

See Notes to Consolidated Financial Statements – Unaudited

Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at December 31, 2022
-
$
-
48,448,215
$
530
$
(64,127)
$
530,658
$
206,095
$
(64,557)
$
608,599
Net income - - -
-
-
-
32,155
-
32,155
Other comprehensive gain -available-for-
sale securities - - -
-
-
-
-
3,298
3,298
Other comprehensive loss - cash flow
hedges - - -
-
-
-
(1,603)
(1,603)
Issuance of preferred shares
7,750
- -
-
-
7,750
-
-
7,750
Preferred dividends $
13.33

per share
- - -
-
-
-
(103)
-
(103)
Issuance of shares from equity-based
awards - -
205,272
2
-
(700)
-
-
(698)
Warrants exercised, cash settled - - -
-
-
(418)
-
-
(418)
Stock-based compensation - - -
-
-
2,503
-
-
2,503
Balance June 30, 2023
7,750
$ -
48,653,487
$
532
$
(64,127)
$
539,793
$
238,147
$
(62,862)
$
651,483

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Cash Flows – Unaudited
Six Months Ended
June 30,
2023 2022
(Dollars in thousands)
Operating Activities
Net income $
32,155
$
32,373
Adjustments to reconcile net income to cash provided by

operating activities:

Depreciation and amortization
4,642
2,474
Provision for credit losses
7,061
1,510
Accretion of discounts on loans
(1,371)
-
Accretion of discounts and amortization of premiums on securities
1,732
2,192
Equity based compensation
2,503
2,235
Gain on disposal of fixed assets
(67)
-
Loss on sale of foreclosed assets and related impairments
80
-
Gain on sale of loans
(1,392)
-
Origination of loans held for sale
(23,550)
-
Proceeds from sales of loans held for sale
23,368
-
Deferred income taxes
(79)
2,557
Net increase in bank owned life insurance
(829)
(795)
Net realized (gains) losses on available-for-sale securities
(63)
38
Dividends on FHLB stock
(625)
-
Changes in:
Interest receivable
(3,796)
(1,886)
Other assets
3,057
3,780
Other liabilities
3,373
(21,268)
Net cash provided by operating activities
46,199
23,210
Investing Activities

Net change in loans
(426,834)
(274,206)
Purchases of available-for-sale securities
(121,251)
(73,399)
Proceeds from maturities of available-for-sale securities
11,605
22,513
Proceeds from sale of available-for-sale securities
54,572
-
Proceeds from the sale of foreclosed assets
1,050
237
Purchase of premises and equipment
(5,251)
(1,135)
Proceeds from the sale of premises and equipment and related insurance claims
67
13
Purchase of restricted equity securities
(11,953)
(4,208)
Proceeds from sale of restricted equity securities
12,062
1,544
Net cash used in investing activities
(485,933)
(328,641)
Financing Activities
Net decrease in demand deposits, savings, NOW and

money market accounts
(444,129)
(47,861)
Net increase in time deposits
892,782
108,684
Net (decrease) increase in fed funds purchased and repurchase agreements
(20,000)
6
Proceeds from Federal Home Loan Bank advances
22,414
50,000
Repayment of Federal Home Loan Bank advances
(70,201)
(130,000)
Net proceeds of Federal Home Loan Bank line of credit
94,696
140,000
Proceeds from issuance of preferred shares, net of issuance

cost
7,750
-
Issuance of common shares, net of issuance cost
2
170
Proceeds from employee stock purchase plan
167
364
Repurchase of common stock
-
(20,154)
Acquisition of common stock for tax withholding obligations
(867)
(833)
Settlement of warrants
(418)
-
Dividends paid on preferred stock
(103)
-
Net decrease in employee receivables
-
6
Net cash provided by financing activities
482,093
100,382
Increase (Decrease) in Cash and Cash Equivalents
42,359
(205,049)
Cash and Cash Equivalents, Beginning of Period
300,138
482,727
Cash and Cash Equivalents, End of Period $
342,497
$
277,678
Supplemental Cash Flows Information

Interest paid
83,157
10,862
Income taxes paid
7,754
3,880

See Notes to Consolidated Financial Statements – Unaudited

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

As described in "Note 16: Subsequent Events" below, the Company added one full-service branch in Tucson, Arizona to the Company’s footprint on August 1, 2023 in connection with an acquisition

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

December 31, 2022 and are contained in the
Company's Annual Report on Form 10-K for that period. There have been no significant changes to the application of significant
accounting policies since December 31, 2022 .

Related Party Transactions

The Bank extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made
in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans
totaled $
11

million and $
13

million while related party deposits totaled $
85

million and $
92

million at June 30, 2023 and December 31,
2022, respectively.

Note 2: Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:

June 30, 2023
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
297,941
$
216
$
25,224
$
272,933
Collateralized mortgage obligations - GSE residential
10,256
-
740
9,516
State and political subdivisions
504,236
464
51,751
452,949
Corporate bonds
9,749
-
1,247
8,502
Total available-for-sale securities
$
822,182
$
680
$
78,962
$
743,900

December 31, 2022
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
197,243
$
232
$
25,166
$
172,309
Collateralized mortgage obligations - GSE residential
11,629
-
743
10,886
State and political subdivisions
551,007
929
57,440
494,496
Corporate bonds
9,762
-
552
9,210
Total available-for-sale securities
$
769,641
$
1,161
$
83,901
$
686,901
The carrying value of securities pledged as collateral was $
16

million and $
22

million at June 30, 2023 and December 31, 2022,
respectively.
As of June 30, 2023 and December 31, 2022, the available-for-sale securities had $
7

million and $
6

million, respectively of
accrued interest, excluded from the amortized cost basis, and presented in “interest receivable” on the consolidated statements of
financial condition.

The following tables summarize the gross realized gains and losses from sales or maturities of available-for-sale securities:

For the Three Months Ended For the Six Months Ended
June 30, 2023 June 30, 2023
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Gain

Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Gain
(Dollars in thousands)
Available-for-sale securities
$
74
$
(74)
$
-
$
267
$
(204)
$
63

For the Three Months Ended For the Six Months Ended
June 30, 2022 June 30, 2022
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
(Dollars in thousands)
Available-for-sale securities
$
2
$
(14)
$
(12)
$
3
$
(41)
$
(38)

The following table shows available-for-sale securities gross unrealized losses, the number of securities that are in an unrealized
loss position, and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

June 30, 2023
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
100,527
$
1,751
28
$
131,007
$
23,473
41
$
231,534
$
25,224
69
Collateralized
mortgage obligations
- GSE residential
-
-
-
9,515
740
19
9,515
740
19
State and political
subdivisions
123,696
1,366
111
275,023
50,385
195
398,719
51,751
306
Corporate bonds
4,380
621
1
4,122
626
4
8,502
1,247
5
Total temporarily
impaired securities $
228,603
$
3,738
140
$
419,667
$
75,224
259
$
648,270
$
78,962
399

December 31, 2022
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
91,929
$
10,410
41
$
66,036
$
14,756
16
$
157,965
$
25,166
57
Collateralized
mortgage obligations
- GSE residential
10,636
733
18
251
10
1
10,887
743
19
State and political
subdivisions
350,884
36,697
266
52,519
20,743
40
403,403
57,440
306
Corporate bonds
9,210
552
5
-
-
-
9,210
552
5
Total temporarily
impaired securities $
462,659
$
48,392
330
$
118,806
$
35,509
57
$
581,465
$
83,901
387
Based on the Company’s evaluation at each respective period end,

we recorded
no

credit loss impairment during the six-months
ended June 30, 2023 or the year ended December 31, 2022.

The unrealized losses in the Company’s investment portfolio were caused by interest rate changes.

As of June 30, 2023 the Company does not intend to sell the investments in loss positions, and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis.

The amortized cost, fair value, and weighted average yield of available-for

-sale securities at June 30, 2023, by contractual
maturity, are shown below:

June 30, 2023
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential
(1)
Amortized cost $
-
$
14
$
1,053
$
296,874
$
297,941
Estimated fair value $
-
$
13
$
965
$
271,955
$
272,933
Weighted average yield (2)
- %
4.82
%
2.40
%
3.29
%
3.29
%
Collateralized mortgage obligations -
GSE residential (1)
Amortized cost $
-
$
-
$
2,296
$
7,960
$
10,256
Estimated fair value $
-
$
-
$
2,165
$
7,351
$
9,516
Weighted average yield (2)
- % - %
2.77
%
2.34
%
2.43
%
State and political subdivisions
Amortized cost $
1,068
$
5,900
$
91,244
$
406,024
$
504,236
Estimated fair value $
1,076
$
5,966
$
90,275
$
355,632
$
452,949
Weighted average yield (2)
3.55
%
4.32
%
3.10
%
2.72
%
2.81
%
Corporate bonds
Amortized cost $
-
$
144
$
9,605
$
-
$
9,749
Estimated fair value $
-
$
140
$
8,362
$
-
$
8,502
Weighted average yield (2)
- %
4.29
%
5.70
% - %
5.68
%
Total available-for-sale securities
Amortized cost $
1,068
$
6,058
$
104,198
$
710,858
$
822,182
Estimated fair value $
1,076
$
6,119
$
101,767
$
634,938
$
743,900
Weighted average yield (2)
3.55
%
4.32
%
3.33
%
2.96
%
3.01
%
(1)
Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or
without prepayment penalties.
(2)
Yields are calculated based on amortized cost using 30/360 day basis.

Tax-exempt securities are not tax effected.

Equity Securities
Equity securities consist of $
4

million of private equity investments as well as $
13

million of restricted equity securities. The
private equity investments are included in “other” assets on the consolidated statements of financial condition.
The Company elected a measurement alternative for three private equity investments that did not have a readily determinable fair
value and did not qualify for the practical expedient to estimate fair value using the net asset value per share.

A cost basis was
calculated for the equity investments.

The recorded balance will adjust for any impairment or any observable price changes for an
identical or similar investment of the same issuer. No such events occurred during the three- or six-month period ended June 30, 2023.

The following is a summary of the unrealized and realized gains and losses on equity securities recognized in net income:

Three Months Ended Six Months Ended
June 30,

June 30,

2023 2022 2023 2022
(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities
$
6
$
(71)
$
16
$
(174)
Less: net gains recognized during the reporting period on equity securities sold during the reporting period
-
-
-
-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date
$
6
$
(71)
$
16
$
(174)

Note 3:

Loans and Allowance for Credit Losses
The table below shows the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs, and fair value marks of $
23

million and $
24

million as of June 30, 2023 and December 31, 2022, respectively.

June 30, 2023 December 31, 2022
Amount % of Loans Amount % of Loans
(Dollars in thousands)
Commercial and industrial $
2,057,912
36
% $
1,974,932
37
%
Energy
232,863
4
173,218
3
Commercial real estate - owner-occupied
542,827
9
437,119
8
Commercial real estate - non-owner-occupied
2,480,282
42
2,314,600
43
Residential real estate
439,434
8
439,367
8
Consumer
43,281
1
33,493
1
Loans, net of unearned fees
5,796,599
100
%
5,372,729
100
%
Less: allowance for credit losses on loans
(67,567)
(61,775)
Loans, net of the allowance for credit losses on loans $
5,729,032
$
5,310,954

Accrued interest of $
26

million and $
23

million at June 30, 2023 and December 31, 2022, respectively, presented in “interest receivable” on the consolidated statements of
financial condition is excluded from the carrying value disclosed in the above table.

The Company aggregates the loan portfolio by similar credit risk characteristics.

Effective with the second quarter of 2023, we revised the reported loan segments to better
reflect how management monitors the portfolio, assesses credit risk and evaluates the ACL.

All prior period disclosures have been revised to reflect the changes to the loan segments. The loan segments are described in additional detail below:
● Commercial and Industrial

- The category includes loans and lines of credit to commercial and industrial clients for use in property, plant, and equipment
purchases, business operations, expansions and for working capital needs.

Loan terms typically require amortizing payments that decrease the outstanding loan
balance while the lines of credit typically require interest-only payments with maturities ranging from one-

to three-years. Lines of credit allow the borrower to draw
down and repay the line of credit based on the client’s cash flow needs. Repayment is primarily from the cash flow of a borrower’s principal business operation.
Credit risk is driven by creditworthiness of a borrower and the economic conditions.
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
● Commercial Real Estate – Owner-Occupied

- The category includes relationships where we are usually the primary provider of financial services for the company
and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Credit risk may be impacted by
the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
● Commercial Real Estate – Non-Owner-Occupied

- The category includes loans that typically involve larger principal amounts and repayment of these loans is
generally dependent on the leasing income generated from tenants. These are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Additionally, the category includes construction and land development loans that are based upon estimates of costs and estimated value of the completed project.
Independent appraisals and a financial analysis of the developers and property owners are completed. Sources of repayment include secondary market permanent
loans, sales of developed property or an interim loan commitment from the

Company until permanent financing is obtained. These loans are higher risk than other
real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, and the availability of long-term financing.
The category also includes loans that are secured by multifamily properties.

Repayment of these loans is primarily dependent on occupancy rates and rental income.
Credit risk for non-owner occupied commercial real estate loans may be impacted by the creditworthiness of a borrower, property values and the local economies in
the borrower’s market areas.
● Residential Real Estate
- The category includes loans that are generally secured by owner-occupied

1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. We also offer open

-

and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate.

Credit risk in these loans can be impacted by economic conditions within or outside the borrower’s market areas that
might impact either property values or a borrower’s personal income.

● Consumer
- The category includes personal lines of credit and various term loans such as automobile loans and loans for other personal purposes. Repayment is
primarily dependent on the personal income and credit rating of the borrowers.

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
reserves.

Asset Specific -

When unique qualities cause a loan’s exposure to loss to be inconsistent with the pooled reserves,

the loan is individually evaluated. Individual reserves are
calculated for loans that are risk-rated substandard and on non-accrual and loans that are risk-rated doubtful or loss that are greater than a defined dollar threshold

.

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

-end are considered cohorts.
The cohort is then tracked for losses over the remaining life of loans or until the pool is exhausted. The Company used a lookback period of approximately six-years to establish the cohort population. By using the historical data timeframe, the Company can establish a historical loss factor for each of its loan segments.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments as of June 30, 2023 and December
31, 2022:

As of June 30, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial and industrial
Pass $
283,048
$
306,846
$
207,224
$
60,219
$
44,139
$
43,384
$
946,803
$
37,305
$
1,928,968
Special mention
11,750
5,809
16,002
2,310
758
305
34,185
6,785
77,904
Substandard - accrual
1,419
64
67
157
983
844
20,303
17,610
41,447
Substandard - non-
accrual
-
-
(8)
57
-
-
8,511
1,033
9,593
Doubtful
-
-
-
-
-
-
-
-
-
Total $
296,217
$
312,719
$
223,285
$
62,743
$
45,880
$
44,533
$
1,009,802
$
62,733
$
2,057,912
Energy
Pass $
-
$
7,278
$
105
$
192
$
-
$
-
$
224,677
$
143
$
232,395
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
468
-
468
Total $
-
$
7,278
$
105
$
192
$
-
$
-
$
225,145
$
143
$
232,863
Commercial real estate
- owner-occupied
Pass $
43,160
$
77,915
$
134,076
$
59,154
$
49,994
$
37,095
$
72,630
$
39,009
$
513,033
Special mention
10,311
5,847
5,905
431
1,196
5,267
-
-
28,957
Substandard - accrual
65
-
203
407
89
73
-
-
837
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
53,536
$
83,762
$
140,184
$
59,992
$
51,279
$
42,435
$
72,630
$
39,009
$
542,827

As of June 30, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial real estate - non-owner-
occupied
Pass $
292,061
$
915,099
$
298,948
$
147,121
$
79,500
$
80,385
$
535,380
$
89,707
$
2,438,201
Special mention
-
-
7,528
137
16,398
4,154
-
33
28,250
Substandard - accrual
10,092
365
-
-
-
314
439
-
11,210
Substandard - non-
accrual
-
-
2,448
173
-
-
-
-
2,621
Doubtful
-
-
-
-
-
-
-
-
-
Total $
302,153
$
915,464
$
308,924
$
147,431
$
95,898
$
84,853
$
535,819
$
89,740
$
2,480,282
Residential real estate
Pass $
19,066
$
76,723
$
86,898
$
115,256
$
39,976
$
67,055
$
26,962
$
-
$
431,936
Special mention
253
-
3,560
165
210
-
-
-
4,188
Substandard - accrual
-
-
-
3,125
-
-
-
-
3,125
Substandard - non-
accrual
-
-
-
-
-
-
-
185
185
Doubtful
-
-
-
-
-
-
-
-
-
Total $
19,319
$
76,723
$
90,458
$
118,546
$
40,186
$
67,055
$
26,962
$
185
$
439,434
Consumer
Pass $
8,007
$
6,360
$
621
$
113
$
245
$
123
$
27,776
$
-
$
43,245
Special mention
-
-
-
-
-
7
-
-
7
Substandard - accrual
-
-
-
29
-
-
-
-
29
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
8,007
$
6,360
$
621
$
142
$
245
$
130
$
27,776
$
-
$
43,281

As of June 30, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Total
Pass $
645,342
$
1,390,221
$
727,872
$
382,055
$
213,854
$
228,042
$
1,834,228
$
166,164
$
5,587,778
Special mention
22,314
11,656
32,995
3,043
18,562
9,733
34,185
6,818
139,306
Substandard - accrual
11,576
429
270
3,718
1,072
1,231
20,742
17,610
56,648
Substandard - non-
accrual
-
-
2,440
230
-
-
8,511
1,218
12,399
Doubtful
-
-
-
-
-
-
468
-
468
Total $
679,232
$
1,402,306
$
763,577
$
389,046
$
233,488
$
239,006
$
1,898,134
$
191,810
$
5,796,599

As of December 31, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial and industrial
Pass $
465,963
$
281,166
$
55,934
$
50,445
$
48,595
$
20,648
$
890,109
$
19,089
$
1,831,949
Special mention
2,531
23,055
14,573
2,951
4,947
86
49,861
41
98,045
Substandard - accrual
290
677
1,647
1,330
740
299
10,805
21,166
36,954
Substandard - non-
accrual
-
104
-
6
1,383
-
6,479
-
7,972
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
12
-
-
12
Total $
468,784
$
305,002
$
72,154
$
54,732
$
55,665
$
21,045
$
957,254
$
40,296
$
1,974,932
Energy
Pass $
7,585
$
306
$
228
$
-
$
-
$
-
$
162,834
$
171
$
171,124
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
1,476
-
1,476
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
618
-
618
Loss
-
-
-
-
-
-
-
-
-
Total $
7,585
$
306
$
228
$
-
$
-
$
-
$
164,928
$
171
$
173,218
Commercial real estate
- owner-occupied
Pass $
79,695
$
127,489
$
56,607
$
49,620
$
28,143
$
20,299
$
28,814
$
14,024
$
404,691
Special mention
17,292
6,603
452
1,330
98
2,486
-
2,469
30,730
Substandard - accrual
-
-
403
-
-
1,295
-
-
1,698
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
96,987
$
134,092
$
57,462
$
50,950
$
28,241
$
24,080
$
28,814
$
16,493
$
437,119

As of December 31, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial real estate
- non-owner-occupied
Pass $
827,420
$
442,176
$
200,090
$
101,827
$
49,834
$
73,940
$
458,297
$
111,322
$
2,264,906
Special mention
5,931
7,727
114
-
6,460
1,853
2,429
9,852
34,366
Substandard - accrual
10,545
310
607
82
60
253
-
992
12,849
Substandard - non-
accrual
-
2,479
-
-
-
-
-
-
2,479
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
843,896
$
452,692
$
200,811
$
101,909
$
56,354
$
76,046
$
460,726
$
122,166
$
2,314,600
Residential real estate
Pass $
77,416
$
84,158
$
121,078
$
45,265
$
37,395
$
34,852
$
31,892
$
-
$
432,056
Special mention
253
3,272
187
226
-
-
-
-
3,938
Substandard - accrual
34
-
3,148
-
-
-
-
-
3,182
Substandard - non-
accrual
-
-
-
-
-
-
-
191
191
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
77,703
$
87,430
$
124,413
$
45,491
$
37,395
$
34,852
$
31,892
$
191
$
439,367
Consumer
Pass $
7,917
$
1,347
$
2,611
$
265
$
129
$
6
$
21,173
$
-
$
33,448
Special mention
-
-
-
-
8
-
-
-
8
Substandard - accrual
-
-
32
-
5
-
-
-
37
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total $
7,917
$
1,347
$
2,643
$
265
$
142
$
6
$
21,173
$
-
$
33,493

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

30, 2023 and December 31, 2022:

As of June 30, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
-
$
-
$
2
$
-
$
-
$
-
$
2,946
$
152
$
3,100
60-89 days
-
31
80
-
-
-
1,536
843
2,490
Greater than 90 days
-
7
-
205
-
-
7,293
-
7,505
Total past due
-
38
82
205
-
-
11,775
995
13,095
Current
296,217
312,681
223,203
62,538
45,880
44,533
998,027
61,738
2,044,817
Total $
296,217
$
312,719
$
223,285
$
62,743
$
45,880
$
44,533
$
1,009,802
$
62,733
$
2,057,912
Greater than 90 days
and accruing $
-
$
7
$
-
$
148
$
-
$
-
$
242
$
-
$
397
Energy
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
468
-
468
Total past due
-
-
-
-
-
-
468
-
468
Current
-
7,278
105
192
-
-
224,677
143
232,395
Total $
-
$
7,278
$
105
$
192
$
-
$
-
$
225,145
$
143
$
232,863
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

As of June 30, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
- owner-occupied
30-59 days $
-
$
-
$
203
$
-
$
-
$
-
$
-
$
-
$
203
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
203
-
-
-
-
-
203
Current
53,536
83,762
139,981
59,992
51,279
42,435
72,630
39,009
542,624
Total $
53,536
$
83,762
$
140,184
$
59,992
$
51,279
$
42,435
$
72,630
$
39,009
$
542,827
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Commercial real estate - non-owner-occupied
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
6,029
-
-
-
-
-
6,029
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
6,029
-
-
-
-
-
6,029
Current
302,153
915,464
302,895
147,431
95,898
84,853
535,819
89,740
2,474,253
Total $
302,153
$
915,464
$
308,924
$
147,431
$
95,898
$
84,853
$
535,819
$
89,740
$
2,480,282
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
176
$
-
$
176
60-89 days
-
-
1,320
-
-
-
-
-
1,320
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
1,320
-
-
-
176
-
1,496
Current
19,319
76,723
89,138
118,546
40,186
67,055
26,786
185
437,938
Total $
19,319
$
76,723
$
90,458
$
118,546
$
40,186
$
67,055
$
26,962
$
185
$
439,434
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

As of June 30, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Consumer
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
1
14
-
-
-
-
15
Greater than 90 days
-
36
-
-
-
-
-
-
36
Total past due
-
36
1
14
-
-
-
-
51
Current
8,007
6,324
620
128
245
130
27,776
-
43,230
Total $
8,007
$
6,360
$
621
$
142
$
245
$
130
$
27,776
$
-
$
43,281
Greater than 90 days
and accruing $
-
$
36
$
-
$
-
$
-
$
-
$
-
$
-
$
36
Total
30-59 days $
-
$
-
$
205
$
-
$
-
$
-
$
3,122
$
152
$
3,479
60-89 days
-
31
7,430
14
-
-
1,536
843
9,854
Greater than 90 days
-
43
-
205
-
-
7,761
-
8,009
Total past due
-
74
7,635
219
-
-
12,419
995
21,342
Current
679,232
1,402,232
755,942
388,827
233,488
239,006
1,885,715
190,815
5,775,257
Total $
679,232
$
1,402,306
$
763,577
$
389,046
$
233,488
$
239,006
$
1,898,134
$
191,810
$
5,796,599
Greater than 90 days
and accruing $
-
$
43
$
-
$
148
$
-
$
-
$
242
$
-
$
433

As of December 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
20
$
4,784
$
-
$
-
$
-
$
1,049
$
2,814
$
-
$
8,667
60-89 days
-
55
-
-
-
-
980
430
1,465
Greater than 90 days
-
143
7
6
1,383
12
7,063
-
8,614
Total past due
20
4,982
7
6
1,383
1,061
10,857
430
18,746
Current
468,764
300,020
72,147
54,726
54,282
19,984
946,397
39,866
1,956,186
Total $
468,784
$
305,002
$
72,154
$
54,732
$
55,665
$
21,045
$
957,254
$
40,296
$
1,974,932
Greater than 90 days
and accruing $
-
$
39
$
7
$
-
$
-
$
-
$
584
$
-
$
630
Energy
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
618
-
618
Total past due
-
-
-
-
-
-
618
-
618
Current
7,585
306
228
-
-
-
164,310
171
172,600
Total $
7,585
$
306
$
228
$
-
$
-
$
-
$
164,928
$
171
$
173,218
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Commercial real estate
- owner-occupied
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
-
-
-
-
-
-
-
Current
96,987
134,092
57,462
50,950
28,241
24,080
28,814
16,493
437,119
Total $
96,987
$
134,092
$
57,462
$
50,950
$
28,241
$
24,080
$
28,814
$
16,493
$
437,119
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

As of December 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
- non-owner-occupied
30-59 days $
4,293
$
-
$
-
$
1,180
$
-
$
-
$
-
$
-
$
5,473
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
4,293
-
-
1,180
-
-
-
-
5,473
Current
839,603
452,692
200,811
100,729
56,354
76,046
460,726
122,166
2,309,127
Total $
843,896
$
452,692
$
200,811
$
101,909
$
56,354
$
76,046
$
460,726
$
122,166
$
2,314,600
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
-
$
3,867
$
-
$
10
$
-
$
-
$
30
$
-
$
3,907
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
120
-
-
-
-
-
-
120
Total past due
-
3,987
-
10
-
-
30
-
4,027
Current
77,703
83,443
124,413
45,481
37,395
34,852
31,862
191
435,340
Total $
77,703
$
87,430
$
124,413
$
45,491
$
37,395
$
34,852
$
31,892
$
191
$
439,367
Greater than 90 days
and accruing $
-
$
120
$
-
$
-
$
-
$
-
$
-
$
-
$
120
Consumer
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
2
-
5
-
-
-
7
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
-
2
-
5
-
-
-
7
Current
7,917
1,347
2,641
265
137
6
21,173
-
33,486
Total $
7,917
$
1,347
$
2,643
$
265
$
142
$
6
$
21,173
$
-
$
33,493

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

-accrual loans by loan segments at June 30, 2023 and December 31,
2022:

As of June 30, 2023
Amortized Cost Basis by Origination Year and On Non-accrual Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total Non-
accrual
Loans
Non-accrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial $
-
$
-
$
-
$
57
$
-
$
-
$
8,503
$
1,033
$
9,593
$
6,991
Energy
-
-
-
-
-
-
468
-
468
468
Commercial real estate -
owner-occupied
-
-
-
-
-
-
-
-
-
-
Commercial real estate -
non-owner-occupied
-
-
2,448
173
-
-
-
-
2,621
2,621
Residential real estate
-
-
-
-
-
-
-
185
185
185
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
2,448
$
230
$
-
$
-
$
8,971
$
1,218
$
12,867
$
10,265

As of December 31, 2022
Amortized Cost Basis by Origination Year and On Non-accrual Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total Non-
accrual
Loans
Non-accrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial $
-
$
104
$
-
$
6
$
1,383
$
12
$
6,479
$
-
$
7,984
$
7,984
Energy
-
-
-
-
-
-
618
-
618
618
Commercial real estate -
owner-occupied
-
-
-
-
-
-
-
-
-
-
Commercial real estate -
non-owner-occupied
-
2,479
-
-
-
-
-
-
2,479
2,479
Residential real estate
-
-
-
-
-
-
-
191
191
191
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
2,583
$
-
$
6
$
1,383
$
12
$
7,097
$
191
$
11,272
$
11,272
Interest income recognized on non-accrual loans was $
0.1

million and $
0.3

million for the three- and six-months ended June 30, 2023, respectively.

For the three-and six-months
ended June 30, 2022, the interest income recognized on non-accrual loans was $
0.3

million and $
0.4

million, respectively.

Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by portfolio segment for the
three- and six-months ended June 30, 2023:

For the Three Months Ended June 30, 2023
Commercial
and Industrial Energy
Commercial
Real Estate -
Owner-
occupied
Commercial
Real Estate -
Non-owner-
occupied
Residential
Real Estate Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance $
27,660
$
4,679
$
5,610
$
23,807
$
3,265
$
109
$
65,130
Charge-offs
(738)
-
-
-
-
(5)
(743)
Recoveries
3
137
-
-
-
-
140
Provision
2,004
98
751
174
3
10
3,040
Ending balance $
28,929
$
4,914
$
6,361
$
23,981
$
3,268
$
114
$
67,567
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance $
461
$
541
$
226
$
6,819
$
59
$
7
$
8,113
Provision (release)
(12)
(45)
(21)
(323)
8
(7)
(400)
Ending balance $
449
$
496
$
205
$
6,496
$
67
$
-
$
7,713

For the Six Months Ended June 30, 2023
Commercial
and Industrial Energy
Commercial
Real Estate -
Owner-
occupied
Commercial
Real Estate -
Non-owner-
occupied
Residential
Real Estate Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance $
26,803
$
4,396
$
5,214
$
21,880
$
3,333
$
149
$
61,775
Charge-offs
(2,380)
-
-
-
-
(5)
(2,385)
Recoveries
4
137
-
-
-
-
141
Provision (release)
4,502
381
1,147
2,101
(65)
(30)
8,036
Ending balance $
28,929
$
4,914
$
6,361
$
23,981
$
3,268
$
114
$
67,567
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance $
319
$
787
$
221
$
7,323
$
35
$
3
$
8,688
Provision (release)
130
(291)
(16)
(827)
32
(3)
(975)
Ending balance $
449
$
496
$
205
$
6,496
$
67
$
-
$
7,713
The ACL increased $
2.4

million during the quarter.

Provision expense of $
3.0

million was driven primarily by loan growth, and was partially offset by $
0.6

million in net
charge-offs, primarily due to two commercial and industrial loans.

The reserve on unfunded commitments decreased $
0.4

million due to a decrease in unfunded commitments in the
quarter.
The ACL increased $
5.8

million during the six-months ended June 30, 2023 and included provision of $
8.0

million due to loan growth and changes in credit quality and economic factors and an increase in reserves on impaired loans of $
0.8

million, partially offset by $
2.2

million in net charge-offs.

The reserve on unfunded commitments decreased
$
1.0

million due to a decrease in unfunded commitments.

The following tables presents the Company’s gross charge-offs by year of origination for the three- and six-months ended June 30, 2023:

For the Quarter Ended June 30, 2023
Gross Charge-offs by Origination Year Gross Charge-offs
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Gross
Charge-
offs
(Dollars in thousands)
Commercial and industrial $
6
$
-
$
2
$
-
$
-
$
11
$
569
$
150
$
738
Energy
-
-
-
-
-
-
-
-
-
Commercial real estate - owner-occupied
-
-
-
-
-
-
-
-
-
Commercial real estate - non-owner-occupied
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
5
-
-
5
Total $
6
$
-
$
2
$
-
$
-
$
16
$
569
$
150
$
743

For the Six Months Ended June 30, 2023
Gross Charge-offs by Origination Year Gross Charge-offs
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Gross
Charge-
offs
(Dollars in thousands)
Commercial and industrial $
6
$
-
$
72
$
-
$
-
$
1,358
$
569
$
375
$
2,380
Energy
-
-
-
-
-
-
-
-
-
Commercial real estate - owner-occupied
-
-
-
-
-
-
-
-
-
Commercial real estate - non-owner-occupied
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
5
-
-
5
Total $
6
$
-
$
72
$
-
$
-
$
1,363
$
569
$
375
$
2,385

Collateral Dependent Loans:
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or
sale of the collateral and the borrower is experiencing financial difficulty. The following table presents the amortized cost balance of
loans considered collateral dependent by loan segment and collateral type as of June 30, 2023 and December 31, 2022:

As of June 30, 2023
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial and industrial
All business assets $
7,984
$
883
$
6,065
Energy
Oil and natural gas properties
468
-
468
Commercial real estate - owner-occupied
Commercial real estate properties
-
-
-
Commercial real estate - non-owner-
occupied
Commercial real estate properties
-
-
-
Residential real estate
Residential real estate properties
-
-
-
Consumer
Vehicles & other personal assets
-
-
-
$
8,452
$
883
$
6,533

As of December 31, 2022
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial and industrial
All business assets $
7,981
$
-
$
7,981
Energy
Oil and natural gas properties
618
-
618
Commercial real estate - owner-occupied
Commercial real estate properties
-
-
-
Commercial real estate - non-owner-
occupied
Commercial real estate properties
92
-
92
Residential real estate
Residential real estate properties
-
-
-
Consumer
Vehicles & other personal assets
39
22
-
$
8,728
$
22
$
8,689

Loan Modifications
The Company considers loans to borrowers experiencing financial difficulties to be troubled loans.

Effective January 1, 2023, the
Company adopted ASU 2022-02, which eliminates the accounting guidance for troubled debt restructurings

(“TDR”) and requires an
entity evaluate whether loan modifications represent a new loan or a continuation of an existing loan.

Such troubled debt modifications
(“TDM”) may include principal forgiveness, interest rate reductions,

other-than-insignificant-payment delays, term extensions or any combination thereof.

The Company adopted this accounting standard on a prospective basis.

During the three- and six-months ended June 30, 2023, the Company modified three

loans with an amortized cost basis of
$
4.7

million to facilitate repayment that are considered TDMs.

The following table presents, by loan segment, the amortized cost basis as of the date shown for modified loans to borrowers experiencing financial difficulty:

June 30, 2023
Term Extension
Amortized Cost Basis % of Loan Class
(Dollars in thousands)
Commercial and industrial $
4,607
0.2

%

Commercial real estate - owner-occupied
65
0.0
Total Loans $
4,672
The following schedule presents the payment status, by loan class, as of

June 30, 2023, of the amortized cost basis of loans that
have been modified since January 1, 2023:

June 30, 2023
Current
(Dollars in thousands)
Commercial and industrial $
4,607
Commercial real estate - owner-occupied
65
Total Loans $
4,672
The Company had no TDMs that were modified and had defaulted on their modified terms during the six-months ended June 30,
2023. For purposes of this disclosure, the Company considers “default” to mean

90 days or more past due on principal or interest. The
allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy,
using the same process as loans on non-accrual status which are not classified as TDMs.
The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of
June 30, 2023:

June 30, 2023
Financial Effect
Term Extension
Commercial and industrial
Added a weighted average
1.2

years to the life of loan, which reduced
monthly payment amounts
Commercial real estate - owner-occupied
Added a weighted average
0.6

years to the life of loan, which reduced
monthly payment amounts

Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02, TDRs were extended to borrowers who were experiencing financial difficulty and who had
been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic. The modification of terms typically
included

the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.
The outstanding balance of TDRs recognized prior to the adoption of ASU 2022-02 was $
28.4

million and $
30.5

million as of
June 30, 2023 and December 31, 2022, respectively.

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
8

million and $
9

million allowance for
credit losses on off-balance sheet credit exposures at June 30, 2023 and December

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

As of June 30, 2023, the Company recognized one finance lease and the remaining Company leases are classified as
operating leases.
During the second quarter of 2023, the Company entered into a lease agreement for a new bank branch in Oklahoma City,
Oklahoma.

The lease is expected to commence at the beginning of 2025. The lease will be recognized in the Company’s consolidated
financial statements during the period that includes the lease’s commencement date.
The ROU asset is included in “other assets” on the consolidated statements of financial condition, and was $
29

million and $
31
million at June 30, 2023 and December 31, 2022, respectively. Certain adjustments to the ROU asset may be required for items such as
initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other liabilities” on the consolidated
statements of financial condition and was $
32

million and $
34

million at June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the remaining weighted-average lease term is
11.3

years, and the weighted-average discount rate was
2.55
%
utilizing the Company’s incremental Federal Home Loan Bank (“FHLB”)

borrowing rate for borrowings of a similar term at the date of lease commencement.

The following table presents components of operating lease expense in the accompanying consolidated statements of operations
for the three-and six-month periods ended June 30, 2023 and 2022:

For the Three Months Ended June 30, For the Six Months Ended June 30,
2023 2022 2023 2022
(Dollars in thousands)
Finance lease amortization of right-of-use asset $
71
$
92
$
141
$
92
Finance lease interest on lease liability
68
46
137
46
Operating lease expense
731
603
1,463
1,329
Variable lease expense
488
345
881
558
Short-term lease expense
5
5
10
10
Total lease expense $
1,363
$
1,091
$
2,632
$
2,035
Future minimum commitments due under these lease agreements as of

June 30, 2023 are as follows:

Operating Leases Finance Lease
(Dollars in thousands)
Remainder of 2023 $
2,059
$
245
2024
3,289
490
2025
3,309
490
2026
3,350
490
2027
3,340
528
Thereafter
12,619
8,296
Total lease payments $
27,966
$
10,539
Less imputed interest
3,421
3,027
Total $
24,545
$
7,512
Supplemental cash flow information –
Operating cash flows paid for operating lease amounts included in the measurement of
lease liabilities were $
1.8

million and $
1.4

million for the six-months ended June 30, 2023 and 2022, respectively. Operating cash flows
paid for finance lease amounts included in the measurement of lease liabilities was $
0.2

million and $
0.1

million for the six-months
ended June 30, 2023 and 2022, respectively. During the six-months ended

June 30, 2023, the Company did
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
No

goodwill impairment was recorded during the six-months ended June 30, 2023.
The Company is amortizing the core deposit intangible (“CDI”) from the

Farmers & Stockmens acquisition over its estimated
useful life of approximately
10

years using the sum of the years’ digits accelerated method. The Company recognized core deposit intangible amortization expense of $
0.8

million and $
1.6

million for the three- and six-month periods ended June 30, 2023, respectively.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the CDI at June 30, 2023
and December 31, 2022 were:

Gross Carrying
Amount
Accumulated
Amortization
Net Carrying
Amount
(Dollars in thousands)
June 30, 2023
Goodwill
$
12,836
$
-
$
12,836
Core deposit intangible
17,479
2,858
14,621
Total goodwill and intangible assets
$
30,315
$
2,858
$
27,457
December 31, 2022
Goodwill
$
12,836
$
-
$
12,836
Core deposit intangible
17,479
1,234
16,245
Total goodwill and intangible assets
$
30,315
$
1,234
$
29,081
The following table shows the estimated future amortization expense for the CDI as of June 30, 2023:

Amount
Years ending December 31, (Dollars in thousands)
For the six months ending December 31, 2023
$
1,517
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
During 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and loan assets.
Previously, five

swaps that were entered into in 2021 were terminated during the third quarter of 2022, however,

the amortization of the
gains on these instruments will start in 2023 based on the original effective dates of these swaps. Derivatives designated and that qualify
as cash flow hedges include
five

instruments with a notional amount of $
340

million and
one

instrument with a notional amount of $
250
million at June 30, 2023 and December 31, 2022, respectively.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded
in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and subsequently reclassified into interest income or expense in the
same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and debt.
The Company currently estimates that $
1.5

million will be reclassified as a decrease to net interest income during the next twelve months.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of
5.9

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

These
48

and
49

swaps had an aggregate notional amount of $
378

million and $
421

million at June 30, 2023 and December 31,
2022, respectively.
Fair Values

of Derivative Instruments on the Statements of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments and their classification on the
Statements of Financial Condition as of June 30, 2023 and December

31, 2022:

Asset Derivatives Liability Derivatives
Statement of
Financial
Condition
June 30,

December 31,

Statement of
Financial
Condition
June 30,

December 31,

Location 2023 2022 Location 2023 2022
(Dollars in thousands)
Interest rate products:
Derivatives
designated as hedging
instruments
Other assets
and Interest
receivable
$
211
$
-
Interest payable
and other
liabilities
$
7,726
$
5,403
Derivatives not
designated as hedging
instruments
Other assets
and Interest
receivable
10,415
11,038
Interest payable
and other
liabilities
10,415
11,039
Total
$
10,626
$
11,038
$
18,141
$
16,442

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income

(Loss) for the
three- and six-months ended June 30, 2023 and 2022.

Location of
Gain or (Loss)
Recognized
from
Accumulated
Other
Comprehensive
Income into
Earnings
Gain or
(Loss)
Recognized
in OCI on
Derivative
Gain or
(Loss)
Recognized
in OCI
Included
Component
Gain or
(Loss)
Recognized
in OCI
Excluded
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Included
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Excluded
Component
(Dollars in thousands)
For the Three Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Income $
(3,839)
$
(3,839)
$
-
$
-
$
-
$
-
Interest Rate Products Interest Expense
207
207
-
9
9
-
Total $
(3,632)
$
(3,632)
$
-
$
9
$
9
$
-
For the Three Months Ended June 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Expense
1,385
1,385
-
-
-
-
Total $
1,385
$
1,385
$
-
$
-
$
-
$
-

Location of
Gain or (Loss)
Recognized
from
Accumulated
Other
Comprehensive
Income into
Earnings
Gain or
(Loss)
Recognized
in OCI on
Derivative
Gain or
(Loss)
Recognized
in OCI
Included
Component
Gain or
(Loss)
Recognized
in OCI
Excluded
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Included
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Excluded
Component
(Dollars in thousands)
For the Six Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Income $
(2,299)
$
(2,299)
$
-
$
-
$
-
$
-
Interest Rate Products Interest Expense
207
207
-
9
9
-
Total $
(2,092)
$
(2,092)
$
-
$
9
$
9
$
-
For the Six Months Ended June 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Expense
4,040
4,040
-
-
-
-
Total $
4,040
$
4,040
$
-
$
-
$
-
$
-
As of June 30, 2023 and December 31, 2022, the Company had minimum collateral thresholds with certain of its derivative
counterparties and has received collateral of $
2.8

million and $
4.9

million, respectively.

Note 7:

Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at

June 30, 2023 were as follows:

June 30, 2023
Within One
Year
One to Two
Years
Two to
Three Years
Three to
Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
1,709,991
$
122,995
$
1,849
$
2,208
$
1,181
$
231
$
1,838,455
FHLB borrowings
4,153
11,391
-
-
65,000
15,000
95,544
FHLB line of credit
167,164
-
-
-
-
-
167,164
Line of credit
-
7,500
-
-
-
-
7,500
SBA secured borrowing
-
-
-
-
-
5,731
5,731
Trust preferred securities
(1)
-
-
-
-
-
1,089
1,089
$
1,881,308
$
141,886
$
1,849
$
2,208
$
66,181
$
22,051
$
2,115,483
(1) The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.

Note 8:

Income Tax
An income tax expense reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:

Three Months Ended Six Months Ended
June 30, June 30,
2023 2022 2023 2022
(Dollars in thousands)
Computed at the statutory rate (21%)
$
4,256
$
4,110
$
8,483
$
8,523
Increase (decrease) resulting from
Tax-exempt income
(835)
(890)
(1,715)
(1,744)
Nondeductible expenses
67
111
160
193
State income taxes
670
728
1,302
1,424
Equity based compensation
80
15
35
(154)
Other adjustments
(19)
(47)
(25)
(27)
Actual tax expense $
4,219
$
4,027
$
8,240
$
8,215
The tax effects of temporary differences related to deferred taxes located in “other assets” on the consolidated statements of
financial condition are presented below:

June 30, 2023 December 31, 2022
(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale
$
19,634
$
20,295
Allowance for credit losses
17,857
16,710
Lease incentive
424
451
Loan fees
4,078
4,048
Accrued expenses
2,171
3,379
Deferred compensation
2,023
2,166
Other
1,419
1,469
Total deferred tax asset
47,606
48,518
Deferred tax liability
FHLB stock basis
(287)
(436)
Premises and equipment
(1,819)
(2,042)
Other
(1,062)
(1,018)
Total deferred tax liability
(3,168)
(3,496)
Net deferred tax asset
$
44,438
$
45,022

Note 9:

Change in Accumulated Other Comprehensive Income (Loss)

Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations during the three-

and
six-month periods ended June 30, 2023 and 2022, were as follows:

Three Months Ended Six Months Ended
June 30,

June 30,

Affected Line Item in the
2023 2022 2023 2022 Statements of Operations
(Dollars in thousands)
Realized (losses) gains on available-for-sale
securities $
-
$
(12)
$
63
$
(38)
Realized gains (losses) on sale
of available-for-sale securities
Less: tax (benefit) expense effect
-
(3)
15
(9)
Income tax expense
Realized (losses) gains on available-for-sale
securities, net of income tax
-
(9)
48
(29)

Interest income on cash flow hedges
9
-
9
-
Interest expense - Deposits
Less: tax expense effect
2
-
2
-
Income tax expense
Interest income on cash flow hedges, net of
tax
7
-
7
-

Total reclassified amount $
7
(9)
55
(29)

Note 10:

Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators
that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that,
as of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
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

The Company’s and the Bank’s actual capital amounts and ratios as of June 30,

2023 and December 31, 2022 are presented in the
following table:

Actual
Required to be Considered

Well Capitalized
Required to be Considered
Adequately Capitalized (1)
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
June 30, 2023
Total Capital to Risk-Weighted Assets
Consolidated $
763,079
10.7
%

N/A

N/A

$
751,833
10.5
%
Bank
765,483
10.7
$
715,561
10.0
%
751,339
10.5
Tier I Capital to Risk-Weighted Assets
Consolidated
687,799
9.6
N/A
N/A
608,626
8.5
Bank
690,203
9.6
572,449
8.0
608,227
8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
678,960
9.5

N/A

N/A

501,222
7.0
Bank
690,203
9.6
465,115
6.5
500,893
7.0
Tier I Capital to Average Assets
Consolidated
687,799
9.9
N/A N/A
279,015
4.0
Bank $
690,203
9.9
% $
348,828
5.0
% $
279,063
4.0
%
December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated $
715,416
10.5
%

N/A

N/A

$
714,162
10.5
%
Bank
714,300
10.5
$
679,793
10.0
%
713,783
10.5
Tier I Capital to Risk-Weighted Assets
Consolidated
644,953
9.5
N/A
N/A
578,131
8.5
Bank
643,837
9.5
543,835
8.0
577,824
8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
643,892
9.5

N/A

N/A

476,108
7.0
Bank
643,837
9.5
441,866
6.5
475,855
7.0
Tier I Capital to Average Assets
Consolidated
644,953
10.3
N/A
N/A
249,270
4.0
Bank $
643,837
10.3
% $
311,623
5.0
% $
249,299
4.0
%
(1)
Represents the minimum capital required for capital adequacy under Basel III.

Includes capital conservation buffer of
2.5
%.
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

Omnibus Plan is
1,275,410

shares as of
June 30, 2023.

The table below summarizes the stock-based compensation for the three- and six-months-ended June 30, 2023 and 2022:

Three Months Ended Six Months Ended
June 30,

June 30,

2023 2022 2023 2022
(Dollars in thousands)
Stock appreciation rights $
42
$
88
$
141
$
187
Performance-based stock awards
298
200
534
411
Restricted stock units and awards
889
795
1,768
1,573
Employee stock purchase plan
36
37
60
64
Total stock-based compensation $
1,265
$
1,120
$
2,503
$
2,235

Performance-Based Restricted Stock Units
The Company awards performance-based restricted stock units (“PBRSUs”) to key officers of the Company. The PBRSUs
typically cliff-vest at the end of
three years

based on attainment of certain performance metrics developed by the Compensation
Committee. The ultimate number of shares issuable under each performance award is the product of the award target and the award
payout percentage given the level of achievement. The award payout percentages by level of achievement range between
0
% of target
and
150
% of target.
During the six-month period ended June 30, 2023, the Company granted
128,005

PBRSUs. The performance metrics include
three-year

cumulative earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the PBRSUs:

Performance-Based Restricted

Stock Unit Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2023
134,286
$
14.52
Granted
128,005
14.13
Vested
(20,736)
13.55
Forfeited
(5,335)
14.49
Unvested, June 30, 2023
236,220
$
14.40

Unrecognized stock-based compensation related to the performance awards issued through June 30, 2023 was $
2.4

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
416,980
$
14.13
Granted
333,979
13.20
Vested
(209,641)
13.74
Forfeited
(18,751)
14.31
Unvested, June 30, 2023
522,567
$
13.68

Unrecognized stock-based compensation related to the RSUs and RSAs issued through

June 30, 2023 was $
6.0

million and is
expected to be recognized over
2.1

years.

Note 12:

Stock Warrants
The Company had
80,000

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per share as of
December 31, 2022. During the six-month period ended June 30, 2023, the remaining, fully vested
80,000

warrants were exercised and
cash settled resulting in a reduction to additional paid in capital of $
0.4

million. There were
no

outstanding warrants as of June 30, 2023.

Note 13: Stockholders’ Equity
The following table presents the computation of basic and diluted earnings per common share:

Three Months Ended Six Months Ended
June 30, June 30,
2023 2022 2023 2022
(Dollars in thousands except per share data)
Earnings per Common Share
Net Income $
16,047
$
15,545
$
32,155
$
32,373
Less: preferred stock dividends
103
-
103
-
Net income available to common stockholders $
15,944
$
15,545
$
32,052
$
32,373
Weighted average common shares
48,744,507
49,758,263
48,690,509
50,003,418
Earnings per common share $
0.33
$
0.31
$
0.66
$
0.65
Diluted Earnings per Common Share
Net Income $
16,047
$
15,545
$
32,155
$
32,373
Less: preferred stock dividends
103
-
103
-
Net income available to common stockholders $
15,944
$
15,545
$
32,052
$
32,373
Weighted average common shares
48,744,507
49,758,263
48,690,509
50,003,418
Effect of dilutive shares
198,818
445,462
304,298
558,450
Weighted average dilutive common shares
48,943,325
50,203,725
48,994,807
50,561,868
Diluted earnings per common share $
0.33
$
0.31
$
0.65
$
0.64
Stock-based awards not included because to do so would be
antidilutive
920,812
711,375
917,479
450,541
Dividends of $
103

thousand related to the Series A Non-Cumulative Perpetual Preferred Stock were declared and paid during the three-months ended June 30, 2023.

In July 2023, the Board of Directors declared a quarterly dividend on Series A Non-Cumulative
Perpetual Preferred Stock in the amount of $
20.00

per share to be payable on
September 15, 2023

to shareholders of record as of
August 31, 2023
.
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

Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial
condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements
fall at June 30, 2023 and December 31, 2022:

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
Level 2 Note 6:
Derivatives and
Hedging

Non-recurring Measurements
The following tables present assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in
which the fair value measurements fall at June 30, 2023 and December

31, 2022:

June 30, 2023
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs
(Level 3)
(Dollars in thousands)
Collateral-dependent loans $
8,452
$
-
$
-
$
8,452

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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in non-recurring Level 3 fair value
measurements at June 30, 2023 and December 31, 2022:

June 30, 2023
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
0
% -
25
%
Collateral dependent loans
8,452
(
16
)%

December 31, 2022
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
0

% -
100
%
Collateral dependent loans
8,728
(
13
)%
$
Market comparable
properties
Marketability
discount
10%
Foreclosed assets held-for-sale
1,745
(
10
)%

The following tables present the estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31,
2022:

June 30, 2023
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
342,497
$
342,497
$
-
$
-
Available-for-sale securities
743,900
-
743,900
-
Loans, net of allowance for credit losses
5,729,032
-
-
5,718,780
Restricted equity securities
13,060
-
-
13,060
Interest receivable
33,303
-
33,303
-
Equity securities
3,993
-
-
3,993
Derivative assets
10,626
-
10,626
-
Financial Liabilities
Deposits $
6,100,067
$
928,098
$
-
$
5,142,980
Federal Home Loan Bank line of credit
167,164
-
167,164
-
Federal Home Loan Bank advances
95,544
-
88,189
-
Other borrowings
14,320
-
15,021
-
Interest payable
14,479
-
14,479
-
Derivative liabilities
18,141
-
18,141
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
-
$
4,142,673
Federal funds purchased and repurchase agreements
74,968
-
74,968
-
Federal Home Loan Bank advances
143,143
-
135,086
-
Other borrowings
35,457
-
36,529
-
Interest payable
5,713
-
5,713
-
Derivative liabilities
16,442
-
16,442
-

Note 15:

Commitments and Credit Risk
Commitments
The Company had the following commitments at June 30, 2023 and December

31, 2022:

June 30, 2023 December 31, 2022
(Dollars in thousands)
Commitments to originate loans $
118,369
$
134,961
Standby letters of credit
66,851
66,889
Lines of credit
2,518,588
2,705,730
Future lease commitments
5,833
1,888
Commitments related to investment fund
2,548
3,403
$
2,712,189
$
2,912,871

Note 16:

Subsequent Events
On August 1, 2023, the Company completed its acquisition of Canyon Bancorporation, Inc. and its wholly owned subsidiary,
Canyon Community Bank, N.A. (collectively, “Canyon”) whereby

Canyon Bancorporation, Inc. was ultimately merged with and into
CrossFirst Bankshares, Inc. and Canyon Community Bank, N.A. was merged with and into CrossFirst Bank. Pursuant to the merger
agreement executed in April 2023, the Company paid approximately $
9.1

million of cash consideration and issued
597,645

shares of
Company common stock, and the Company and the Bank assumed all of the assets and liabilities of the Canyon entities with which they merged by operation of law. The acquisition added one full-service branch in Tucson, Arizona to the Company’s footprint.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF
OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in
conjunction with our consolidated financial statements and related notes as of and for the three- and six-months ended June 30, 2023, and with our 2022 Form 10-K, which includes our audited consolidated financial statements and related notes as of December 31, 2022
and 2021 and for the years ended December 31, 2022, 2021

and 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations.
Factors that could cause such differences are discussed in the section entitled

“Cautionary Note Regarding Forward-Looking
Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in our 2022 Form 10-K and should be read
herewith.
Second Quarter 2023 Highlights
During the second quarter ended June 30, 2023, we accomplished the following:
●
Received regulatory approval for the acquisition of Canyon Bancorporation,

Inc. and its wholly owned subsidiary, Canyon
Community Bank, N.A. (collectively, “Canyon”),

which is expected to add low-cost liquidity and deepen our Arizona franchise; the transaction closed on August 1, 2023
●
Loans grew $149 million, or 2.6%, for the quarter and grew 7.9% year-to date; loan growth was well diversified across
commercial and industrial, energy and commercial real estate – owner-occupied
●
Credit metrics remained strong with annualized net charge-offs of just 0.04% of average total loans and a non-performing
assets to total assets ratio of 0.19%
●
Non-interest-bearing deposits stabilized, decreasing 4% from the prior quarter,

while total deposits increased 4.5% due to an
increase in wholesale funding sources at quarter-end
●
Identified meaningful non-interest expense savings for the remainder of 2023, advancing our efficiency improvement goal
●
Book value per common share grew to $13.39 while tangible book value per common share
(1)

grew to $12.67
(1)
Represents a non-GAAP financial measure.

See “Non-GAAP Financial Measures” below for a reconciliation of these measures.
Mergers and Acquisitions

Update
On August 1, 2023, the Company completed its acquisition of Canyon whereby Canyon Bancorporation, Inc.

was ultimately
merged with and into CrossFirst Bankshares, Inc. and Canyon Community

Bank, N.A. was merged with and into CrossFirst Bank. In
accordance with the agreement, the Company paid approximately $9.1 million of cash consideration and issued 597,645 shares of
Company common stock, and the Company and the Bank assumed

all of the assets and liabilities of the Canyon entities with which they merged by operation of law.

Performance Measures
As of or For the Three Months

Ended
As of or For the Six Months
Ended
June 30, March 31, December 31, September 30, June 30, June 30, June 30,
2023 2023 2022 2022 2022 2023 2022
(Dollars in thousands, except per share data)
Return on average assets (1) 0.93% 0.97% 0.77% 1.19% 1.12% 0.95% 1.18%
Adjusted return on average assets (1)(2) 1.00% 1.04% 1.15% 1.19% 1.20% 1.02% 1.21%
Return on average common equity (1) 10.00% 10.54% 8.04% 11.18% 10.15% 10.26% 10.30%
Adjusted return on average common
equity
(1)(2)
10.81% 11.30% 12.03% 11.22% 10.82% 11.05% 10.62%
Earnings per common share - basic $ 0.33 $ 0.33 $ 0.25 $ 0.35 $ 0.31 $ 0.66 $ 0.65
Earnings per common share - diluted $ 0.33 $ 0.33 $ 0.24 $ 0.35 $ 0.31 $ 0.65 $ 0.64
Adjusted earnings per common share -
diluted (1) $ 0.35 $ 0.35 $ 0.36 $ 0.35 $ 0.33 $ 0.70 $ 0.66
Efficiency ratio (2) 62.02% 60.81% 62.40% 53.20% 57.36% 61.41% 57.46%
Adjusted efficiency ratio - FTE (2)(3)(4) 57.27% 56.42% 55.01% 52.25% 53.95% 56.84% 55.26%
Ratio of equity to assets 9.15% 9.36% 9.22% 9.93% 10.65% 9.15% 10.65%
(1)

Interim periods annualized
(2)

Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures"

below for a reconciliation of these measures.
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

Three Months Ended
June 30,
2023 2022
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 336,446
$
2,986
3.55%
$ 220,763
$
1,299
2.35%
Securities - tax-exempt (1)
511,993 4,321
3.38
553,960 4,653
3.36
Interest-bearing deposits in other banks
145,559 1,609
4.43
198,210 369
0.75
Gross loans, net of unearned income (2)(3)
5,776,137 98,982
6.87
4,437,917 47,327
4.28
Total interest-earning assets - FTE
(1)
6,770,135
$
107,898
6.39%
5,410,850
$
53,648
3.98%
Allowance for credit losses
(66,078) (56,732)
Other non-interest-earning assets
225,915 191,539
Total assets
$ 6,929,972 $ 5,545,657
Interest-bearing liabilities
Transaction deposits
$ 598,646
$
4,339
2.91%
$ 508,403
$
374
0.29%
Savings and money market deposits
2,707,637 26,927
3.99
2,334,103 2,869
0.49
Time deposits
1,612,105 17,397
4.33
559,708 1,489
1.07
Total interest-bearing deposits
4,918,388 48,663
3.97
3,402,214 4,732
0.56
FHLB and short-term borrowings
349,763 3,888
4.46
330,064 1,368
1.66
Trust preferred securities, net of fair value
adjustments 1,077 58 21.60 1,024 29 11.94
Non-interest-bearing deposits
921,259 -
-
1,149,654 -
-
Cost of funds
6,190,487
$
52,609
3.41%
4,882,956
$
6,129
0.50%
Other liabilities
91,994 48,160
Stockholders’ equity
647,491 614,541
Total liabilities and stockholders’ equity
$ 6,929,972 $ 5,545,657
Net interest income - FTE (1) $
55,289
$
47,519
Net interest spread - FTE (1) 2.98% 3.48%
Net interest margin - FTE (1) 3.27% 3.52%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)
Loans, net of unearned income include non-accrual loans of $13 million and $28 million as of June 30, 2023 and 2022, respectively.
(3)
Loan interest income includes loan fees of $3 million for the three-months ended June 30, 2023 and 2022.
(4)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Six Months Ended
June 30,
2023 2022
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 302,763
$
5,097
3.37%
$ 220,783
$
2,487
2.26%
Securities - tax-exempt - FTE (1)
527,047 8,912
3.38
543,873 9,120
3.35
Federal funds sold
873 6
1.39
- -
-
Interest-bearing deposits in other banks
170,287 3,617
4.28
253,771 521
0.41
Gross loans, net of unearned income (2)(3)
5,658,698 188,600
6.72
4,385,664 90,055
4.14
Total interest-earning assets - FTE
(1)
6,659,668
$
206,232
6.24%
5,404,091
$
102,183
3.81%
Allowance for credit losses
(64,664) (57,324)
Other non-interest-earning assets
226,983 207,881
Total assets
$ 6,821,987 $ 5,554,648
Interest-bearing liabilities
Transaction deposits
$ 570,661
$
7,839
2.77%
$ 546,982
$
596
0.22%
Savings and money market deposits
2,794,201 50,496
3.64
2,318,415 4,716
0.41
Time deposits
1,357,688 27,053
4.02
573,503 2,931
1.03
Total interest-bearing deposits
4,722,550 85,388
3.65
3,438,900 8,243
0.48
FHLB and short-term borrowings
311,471 6,423
4.16
280,883 2,477
1.78
Trust preferred securities, net of fair value
adjustments 1,070 114 21.49 1,018 56 11.11
Non-interest-bearing deposits 1,057,268 - - 1,153,499 - -
Cost of funds
6,092,359
$
91,925
3.04%
4,874,300
$
10,776
0.44%
Other liabilities
95,702 46,312
Stockholders’ equity
633,926 634,036
Total liabilities and stockholders’ equity
$ 6,821,987 $ 5,554,648
Net interest income - FTE (1) $
114,307
$
91,407
Net interest spread - FTE (1) 3.20% 3.37%
Net interest margin - FTE (1) 3.46% 3.41%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)
Loans, net of unearned income include non-accrual loans of $13 million and $28 million as of June 30, 2023 and 2022, respectively.
(3)
Loan interest income includes loan fees of $7 million for the six-months ended June 30, 2023 and 2022.
(4)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Net interest income

-

Net interest income and net interest income - FTE increased $7.8 million and $22.9 million for the three- and six-
month periods

ended June 30, 2023 compared to the same periods in 2022, respectively.

Compared to the second quarter of 2022, net
interest margin - FTE for the second quarter of 2023 decreased 25 basis points

.

For the six-months ended June 30, 2023 compared to
the same period in 2022, net interest margin - FTE increased 5 basis points.
Average earning assets totaled $6.8

billion for the three-month period ended June 30, 2023 and $6.7 billion for the six-month period
ended June 30, 2023, resulting in increases

of $1.4 billion, or 25%, and $1.3 billion, or 23%, respectively, compared to the same periods
in 2022, inclusive of the impact of acquisition of Farmers & Stockmens Bank,

which we refer to herein as the Colorado and New
Mexico acquisition. The increases

were driven by higher average loan and investment portfolio balances,

partially offset by lower
average cash balances for the three- and six-month periods ended June 30, 2023 compared to the corresponding periods in 2022.
The FTE yield on earning assets increased 2.41% from the second quarter of 2022 to the second quarter of 2023 and increased 2.43% for the six-months ended June 30, 2023, compared to the same period in 2022 due to new loan production as well as repricing of variable
rate loans. The cost of funds increased 2.91% and 2.60% over the same periods due to pricing pressure on deposits as well as client
migration into higher cost deposit products compared to the prior year.
The Company currently anticipates net interest margin - FTE to remain consistent with the current quarter and to be in a range of 3.20%
to 3.35% for the full year 2023.
Provision
For the Three Months Ended For the Six Months Ended
June 30,

June 30,

2023 2022 2023 2022
(Dollars in thousands)
Provision for credit losses - loans $ 3,040 $ 1,690 $ 8,036 $ 1,374
Provision for credit losses - off-balance sheet (400) 445 (975) 136
Allowance for credit losses - loans 67,567 55,817 67,567 55,817
Allowance for credit losses - off-balance sheet 7,713 5,320 7,713 5,320
Net charge-offs $ 603 $ 1,104 $ 2,244 $ 2,185
The ACL increased $2.4 million during the quarter.

Provision expense of $3.0 million was primarily driven by loan growth and was partially offset by $0.6 million in net charge-offs, primarily due to two commercial and industrial loans.

The reserve on unfunded
commitments decreased $0.4 million due to a decrease in unfunded commitments in the quarter.
The ACL increased $5.8 million during the six-months ended June 30, 2023 and included provision of $8.0 million due to loan growth and changes in credit quality and economic factors and an increase in reserves on impaired loans of $0.8 million, partially offset by $2.2 million in net charge-offs.

The reserve on unfunded commitments decreased $1.0 million due to a decrease in unfunded
commitments.

Non-Interest Income
The components of non-interest income were as follows for the periods shown:
Three Months Ended Six Months Ended
June 30,

June 30,

Change Change
2023 2022 $ % 2023 2022 $ %
(Dollars in thousands)
Service charges and fees on customer
accounts
$ 2,110 $ 1,546 $ 564 36% $ 3,939 $ 2,954 $ 985 33%
ATM and credit card interchange income 1,213 1,521 (308) (20) 2,477 4,185 (1,708) (41)
Realized gains (losses) on available-for-sale
securities
- (12) 12

N/M

63 (38) 101

N/M

Gain on sale of loans 1,205 - 1,205 N/M 1,392 - 1,392 N/M
Gains (losses) on equity securities, net 6 (71) 77

N/M

16 (174) 190

N/M

Income from bank-owned life insurance 418 407 11 3 829 795 34 4
Swap fees and credit valuation adjustments,
net
84 12 72 600 174 130 44 34
Other non-interest income 743 798 (55) (7) 1,310 1,291 19 1
Total non-interest income $ 5,779 $ 4,201 $ 1,578 38% $ 10,200 $ 9,143 $ 1,057 12%
The changes in non-interest income were driven primarily by the following:
Service charges and fees on customer accounts

- The increases

for the three-

and six-month periods ended June 30, 2023 compared to
the corresponding periods in 2022 were driven primarily by increas es in account analysis fees due to increased client volume from new markets and acquired accounts as well as various fee increases on commercial accounts.
ATM and credit card interchange income

- The decrease in ATM and credit card interchange income was driven primarily by a decrease in credit card fees due to one large customer with pandemic-related activity that did not occur in the current year.

Gain on sale of loans
– The increase for the three- and six-month periods ended June 30, 2023 compared to the same periods for 2022
were primarily due to SBA loan sale activity. Our SBA lending team is a specialty lending vertical we augmented from the Colorado and
New Mexico acquisition in 2022.

Non-Interest Expense
The components of non-interest expense were as follows for the periods indicated:
Three Months Ended Six Months Ended
June 30,

June 30,

Change Change
2023 2022 $ % 2023 2022 $ %
(Dollars in thousands)
Salaries and employee benefits
$
24,061
$
17,095
$
6,966
41% $
46,683
$
35,036
$
11,647
33%
Occupancy 3,054 2,622 432
16
6,028 5,115 913
18
Professional fees 970 1,068 (98)
(9)
3,588 1,873 1,715
92
Deposit insurance premiums 1,881 713 1,168
164
3,412 1,450 1,962
135
Data processing 1,057 1,160 (103)
(9)
2,299 1,972 327
17
Advertising 649 757 (108)
(14)
1,401 1,449 (48)
(3)
Software and communication 1,655 1,198 457
38
3,306 2,468 838
34
Foreclosed assets, net (21) 15 (36)
N/M
128 (38) 166
N/M
Other non-interest expense 3,304 4,555 (1,251)
(27)
7,035 7,505 (470)
(6)
Core deposit intangible amortization 802 20 782
3,910
1,624 39 1,585
4,064
Total non-interest expense $
37,412
$
29,203
$
8,209
28% $
75,504
$
56,869
$
18,635
33%

Non-interest expense increased $8.2 million and $18.6 million for the three- and six-month periods ended June 30, 2023
compared to the same periods

in 2022. The second quarter of 2023 included $0.3 million of acquisition-related expenses, most of which
were included in professional fees, and $1.3 million of employee separation costs included in salaries and employee benefits. The six-
months ended June 30, 2023 included $1.8 million of acquisition-related expenses, most of which were included in professional fees,
and $1.3 million of employee separation costs included in salaries and employee benefits.

The three-

and six-month periods ended June
30, 2022 included $0.2 million of acquisition-related expenses, most of which were included in professional fees, and $1.0 million of
employee separation costs included in other non-interest expense. The changes in non-interest expense were driven primarily by the
following:
Salary and Employee Benefits

– For both the three- and six-months ended June 30, 2023 as compared to the same periods in the prior
year, excluding the employee separation costs in 2023 previously mentioned above, increases were primarily due to the addition of
employees from the Colorado and New Mexico acquisition, hiring in new markets and merit increases.
Occupancy

– For both comparative periods,

the increases

in occupancy costs was driven by the addition of a second location in Dallas,
Texas and new properties

in Colorado and New Mexico.

Professional Fees

– Professional fees for both the three-

and six-months ended June 30, 2023 were consistent with the prior year periods after adjusting for the acquisition related costs.
Deposit Insurance Premiums

– The increase in deposit insurance premiums was due to an increase in the assessment rate and increases
in assets for both comparative periods.

Software and communication

– For both the three-

and six-months ended June 30, 2023 as compared to the same periods in the prior year, increases in software and communications were due to technology for additional employees and clients as well as new technology implementation.
Other Non-interest Expense
– For the three-months ended June 30, 2023 compared to the same period in 2022, the decrease was due to
employee separation costs in 2022. For the six-months ended June 30, 2023 as compared to the same period in the prior year, the
decrease for employee separation costs was partially offset by increased post-pandemic travel expenses

and transaction fraud-related
losses.

Core Deposit Intangible Amortization
– For both the three-

and six-months ended June 30, 2023 as compared to the same periods in the prior year, increases

were due to expense related to the Colorado and New Mexico acquisition.

We currently anticipate non-interest expense to be in a range of $34 to $35 million per quarter for the remainder of 2023. The
efficiency ratios were 62.02% and 61.41% and the adjusted efficiency ratios

– FTE
(1)

were 57.27%

and 56.84% for the three- and six-
month periods ended June 30, 2023,

respectively.
(1)
Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures"

below for a reconciliation of these measures.
Income Taxes
For the Three Months Ended
For the Six Months Ended
June 30,

June 30,

2023 2022 2023 2022
(Dollars in thousands)
Income tax expense $ 4,219 $ 4,027 $ 8,240 $ 8,215
Income before income taxes 20,266 19,572 40,395 40,588
Effective tax rate 21% 21% 20% 20%
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

During the three- and six-month periods

ended June 30, 2023 and 2022, the Company’s effective tax rate benefited primarily from permanent tax differences related to tax-exempt interest.

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
These non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP and you should not rely on non-
GAAP financial measures alone as measures of our performance. The non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or
other companies. We compensate for these limitations by providing the equivalent

GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when
analyzing our performance.
A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures follows.
Quarter Ended Six Months Ended
6/30/2023 3/31/2023 12/31/2022 9/30/2022 6/30/2022 6/30/2023 6/30/2022
(Dollars in thousands, except per share data)
Adjusted net income:
Net income (GAAP) $ 16,047 $ 16,108 $ 11,946 $ 17,280 $ 15,545 $ 32,155 $ 32,373
Add: Acquisition costs 338 1,477 3,570 81 239 1,815 239
Add: Acquisition - Day 1 CECL

provision
- - 4,400 - - - -
Add: Employee separation 1,300 - - - 1,063 1,300 1,063
Less: Tax effect (1) (344) (310) (2,045) (17) (273) (654) (273)
Adjusted net income $ 17,341 $ 17,275 $ 17,871 $ 17,344 $ 16,574 $ 34,616 $ 33,402
Preferred stock dividends $ 103 $ - $ - $ - $ - 103 -
Diluted weighted average common shares outstanding 48,943,325 49,043,621 49,165,578 49,725,207 50,203,725 48,994,807 50,561,868
Earnings per common share – diluted (GAAP) $ 0.33 $ 0.33 $ 0.24 $ 0.35 $ 0.31 $ 0.65 $ 0.64
Adjusted earnings per common share – diluted $ 0.35 $ 0.35 $ 0.36 $ 0.35 $ 0.33 $ 0.70 $ 0.66
(1)
Represents the tax impact of the adjustments at a tax rate

of 21.0%, plus permanent tax expense associated with

merger related transactions

Quarter Ended Six Months Ended
6/30/2023 3/31/2023 12/31/2022 9/30/2022 6/30/2022 6/30/2023 6/30/2022
(Dollars in thousands)
Adjusted return on average assets:
Net income (GAAP) $ 16,047 $ 16,108 $ 11,946 $ 17,280 $ 15,545 $ 32,155 $ 32,373
Adjusted net income 17,341 17,275 17,871 17,344 16,574 34,616 33,402
Average assets $ 6,929,972 $ 6,712,801 $ 6,159,783 $ 5,764,347 $ 5,545,657 $ 6,821,987 $ 5,554,648
Return on average assets (GAAP) 0.93% 0.97% 0.77% 1.19% 1.12% 0.95% 1.18%
Adjusted return on average assets 1.00% 1.04% 1.15% 1.19% 1.20% 1.02% 1.21%
Quarter Ended Six Months Ended
6/30/2023 3/31/2023 12/31/2022 9/30/2022 6/30/2022 6/30/2023 6/30/2022
(Dollars in thousands)
Adjusted return on average common equity:
Net income (GAAP) $ 16,047 $ 16,108 $ 11,946 $ 17,280 $ 15,545 $ 32,155 $ 32,373
Preferred stock dividends 103 - - - - 103 -
Net income attributable to common shareholders (GAAP) $ 15,944 $ 16,108 $ 11,946 $ 17,280 $ 15,545 $ 32,052 $ 32,373
Adjusted net income $ 17,341 $ 17,275 $ 17,871 $ 17,344 $ 16,574 $ 34,616 $ 33,402
Preferred stock dividends 103 - - - - 103 -
Adjusted net income attributable to common shareholders $ 17,238 $ 17,275 $ 17,871 $ 17,344 $ 16,574 $ 34,513 $ 33,402
Average common equity $ 639,741 $ 619,952 $ 589,587 $ 613,206 $ 614,541 $ 629,901 $ 634,036
Return on average common equity (GAAP) 10.00% 10.54% 8.04% 11.18% 10.15% 10.26% 10.30%
Adjusted return on average common equity 10.81% 11.30% 12.03% 11.22% 10.82% 11.05% 10.62%
Quarter Ended
6/30/2023 3/31/2023 12/31/2022 9/30/2022 6/30/2022
(Dollars in thousands, except per share data)
Tangible common stockholders' equity:
Total stockholders' equity (GAAP) $ 651,483 $ 645,491 $ 608,599 $ 580,547 $ 608,016
Less: goodwill and other intangible assets 27,457 28,259 29,081 71 91
Less: preferred stock 7,750 7,750 - - -
Tangible common stockholders' equity $ 616,276 $ 609,482 $ 579,518 $ 580,476 $ 607,925
Tangible book value per common share:
Tangible common stockholders' equity $ 616,276 $ 609,482 $ 579,518 $ 580,476 $ 607,925
Common shares outstanding at end of period 48,653,487 48,600,618 48,448,215 48,787,696 49,535,949
Book value per common share (GAAP) $ 13.39 $ 13.28 $ 12.56 $ 11.90 $ 12.27
Tangible book value per common share $ 12.67 $ 12.54 $ 11.96 $ 11.90 $ 12.27

Quarter Ended Six Months Ended
6/30/2023 3/31/2023 12/31/2022 9/30/2022 6/30/2022 6/30/2023 6/30/2022
(Dollars in thousands)
Adjusted Efficiency Ratio - FTE (1)
Non-interest expense $ 37,412 $ 38,092 $ 36,423 $ 28,451 $ 29,203 $ 75,504 $ 56,869
Less: Acquisition costs (338) (1,477) (3,570) (81) (239) (1,815) (239)
Less: Core deposit intangible amortization (802) (822) (291) - - (1,624) -
Less: Employee separation (1,300) - - - (1,063) (1,300) (1,063)
Adjusted Non-interest expense (numerator) $ 34,972 $ 35,793 $ 32,562 $ 28,370 $ 27,901 $ 70,765 $ 55,567
Net interest income 54,539 58,221 54,015 49,695 46,709 112,760 89,824
Tax equivalent interest income
(1)
750 797 818 820 808 1,547 1,583
Non-interest income 5,779 4,421 4,359 3,780 4,201 10,200 9,143
Total tax-equivalent income (denominator) $ 61,068 $ 63,439 $ 59,192 $ 54,295 $ 51,718 $ 124,507 $ 100,550
Efficiency Ratio (GAAP) 62.02% 60.81% 62.40% 53.20% 57.36% 61.41% 57.46%
Adjusted Efficiency Ratio - FTE (1) 57.27% 56.42% 55.01% 52.25% 53.95% 56.84% 55.26%
(1)
Tax exempt income (tax-free municipal securities) is

calculated on a tax equivalent basis. The incremental

tax rate used is 21.0%.

Analysis of Financial Condition
Investment Portfolio
The objective of our investment portfolio is to optimize earnings, manage credit and interest rate risk, ensure adequate liquidity,
and meet pledging and regulatory capital requirements. Our investment portfolio is also maintained to serve as a contingent, on-balance sheet source of liquidity. As of June 30, 2023, available-for-sale investments totaled $744 million, an increase of $57 million from
December 31, 2022.

The increase in the investment portfolio was driven by the purchase of $107 million in SBA securities and $12 million in tax-
exempt municipal securities,

and a $4 million reduction in the unrealized loss on available-for-sale securities. The increase was partially
offset by the sale of $55 million in tax-exempt municipal securities at a modest gain and $9 million of paydowns and maturities in
mortgage-backed securities as we intentionally improved the liquidity of the portfolio during the six-month period.

For additional
information, including information regarding other securities owned by the Company, see “Note 2: Securities”

in the notes to
consolidated financial statements – unaudited.
The following table shows with respect to our portfolio of available-for-sale securities,

the estimated fair value, percent of the
portfolio of available-for-sale securities and weighted average yield of such securities as of the dates indicated:

As of June 30, 2023 As of December 31, 2022
Estimated
Fair Value
Percent of
portfolio
Weighted
Average
Yield (1)
Estimated
Fair Value
Percent of
portfolio
Weighted
Average
Yield (1)
Available-for-sale securities (Dollars in thousands)
Mortgage-backed - GSE residential $ 272,933 37% 3.29% $ 172,309 25% 2.39%
Collateralized mortgage obligations - GSE
residential 9,516 1 2.43 10,886 2 2.36
State and political subdivisions 452,949 61 2.81 494,496 72 2.80
Corporate bonds 8,502 1 5.68 9,210 1 5.70
Total available-for-sale securities $ 743,900 100% 3.01% $ 686,901 100% 2.74%
(1)
Yields are calculated based on amortized cost using 30/360 day basis.

Tax-exempt securities are not tax effected.

Loan Portfolio
Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements –

unaudited for additional information regarding the
Company’s loan portfolio. As of June 30, 2023, gross loans, net of unearned fees increased $424 million or 8% from December 31, 2022.

The following table presents the balance
and associated percentage change of each segment within our portfolio as of the dates indicated:
As of June 30,
2023
As of December 31,
2022
December 31, 2022
vs.
June 30, 2023
% Change
(Dollars in thousands)
Commercial and industrial $ 2,057,912 $ 1,974,932 4.2

%

Energy 232,863 173,218 34.4
Commercial real estate - owner-occupied 542,827 437,119 24.2
Commercial real estate - non-owner-occupied 2,480,282 2,314,600 7.2
Residential real estate 439,434 439,367 -
Consumer 43,281 33,493 29.2
Total $ 5,796,599 $ 5,372,729 7.9

%

Our loan portfolio remains diversified with 45% of loans in commercial and industrial and owner-occupied real estate and 42% of loans in commercial real estate. There remains diversity within our loan portfolios with the highest commercial real estate property type accounting for 17% of total commercial real estate exposure,

and the largest
industry segment in commercial and industrial being manufacturing at

11% of commercial and industrial exposure.

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
As of June 30, 2023
Due in One Year or Less
Due in One Year through
Five Years
Due in Five Year through
Fifteen Years Due after Fifteen Years
Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Total
(Dollars in thousands)
Commercial and industrial $ 112,736 $ 528,269 $ 348,572 $ 909,898 $ 62,302 $ 75,766 $ 19,855 $ 514 $ 2,057,912
Energy - 27,661 634 204,568 - - - - 232,863
Commercial real estate -
owner-occupied 12,378 28,532 163,234 64,081 117,395 104,700 1,523 50,984 542,827
Commercial real estate - non-
owner-occupied 90,267 274,361 587,757 1,160,478 96,681 199,587 12,513 58,638 2,480,282
Residential real estate 7,381 4,316 21,434 8,758 69,479 21,973 4,333 301,760 439,434
Consumer 18,989 11,597 4,624 7,674 302 95 - - 43,281
Total $ 241,751 $ 874,736 $ 1,126,255 $ 2,355,457 $ 346,159 $ 402,121 $ 38,224 $ 411,896 $ 5,796,599
Allowance for Credit Losses
The ACL at June 30, 2023 represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-balance sheet commitments, measured over the
contractual life of the underlying instrument.

The table below presents the allocation of the allowance for credit losses as of the dates indicated.

The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments.

June 30, 2023 December 31, 2022
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans Loans
Off-
Balance
Sheet Total Loans
Off-
Balance
Sheet Total
(Dollars in thousands)
Commercial and industrial $ 28,929 $ 449 $ 29,378 39% 36% $ 26,803 $ 319 $ 27,122 39% 37%
Energy 4,914 496 5,410 7 4 4,396 787 5,183 7 3
Commercial real estate -
owner-occupied 6,361 205 6,566 9 9 5,214 221 5,435 8 8
Commercial real estate -
non-owner-occupied 23,981 6,496 30,477 41 42 21,880 7,323 29,203 41 43
Residential real estate 3,268 67 3,335 4 8 3,333 35 3,368 5 8
Consumer 114 - 114 - 1 149 3 152

-
1
Total $ 67,567 $ 7,713 $ 75,280 100% 100% $ 61,775 $ 8,688 $ 70,463 100% 100%
Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements –

unaudited for a summary of the changes in the ACL.
Charge-offs and Recoveries
Net charge-offs were $0.6 million and $2.2

million for the three- and six-month periods ended June 30, 2023, respectively. For the three-month period ended June 30, 2023,
charge-offs were primarily related to charge-offs of two commercial and industrial loans.

Recoveries primarily included a recovery related to an energy loan. For the six-month
period ended June 30, 2023, charge-offs also included a charge-off of a collateral-dependent commercial and industrial loan. The below table provides the ratio of net charge

-offs
(recoveries) to average loans outstanding based on our loan categories for the periods indicated:

For the Quarter Ended
June 30,

March 31,

December 31,

September 30,

June 30,

2023 2023 2022 2022 2022
Commercial and industrial 0.14% 0.31% (0.02) % 0.48% (0.11) %
Energy (0.23) - (0.46) 1.19 4.77
Commercial real estate - owner-occupied - - - - -
Commercial real estate - non-owner-occupied - - - (0.15) (0.35)
Residential real estate - - - - 0.20
Consumer 0.04 - (0.04) - -
Total net charge-offs to average loans 0.04% 0.12% (0.02) % 0.16% 0.10%

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
Credit quality metrics remained strong during the second quarter of 2023.

Non-performing assets increased $2.1 million during the quarter to $13.3 million at June 30, 2023
primarily due to two commercial and industrial loans moving to non-accrual,

partially

offset by the sale of one other real estate owned property.

The non-performing assets to total
assets ratio decreased from 0.54% at June 30, 2022 to 0.19% at June 30, 2023. Annualized net charge-offs were 0.04% for the quarter compared to 0.12% in the prior quarter and
0.10% in the prior year second quarter.
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

As of June 30, 2023, the Company did not identify any systemic issues within its loan portfolio that would materially affect the credit quality of the loan portfolio.

However, there could be some risk rating migration in certain sectors of the commercial real estate portfolio in the future as many projects are faced with higher interest rates,

operating costs, and property taxes.
The table below summarizes our non-performing assets and related ratios as of the dates indicated:
For the Quarter Ended
June 30,

March 31,

December 31,

September 30,

June 30,

2023 2023 2022 2022 2022
Asset Quality
(Dollars in thousands)
Non-accrual loans $ 12,867 $ 9,490 $ 11,272 $ 16,923 $ 27,698
Loans past due 90 days or more and still accruing 433 868 750 303 2,163
Total non-performing loans 13,300 10,358 12,022 17,226 29,861
Foreclosed assets held for sale - 855 1,130 973 973
Total non-performing assets $
13,300
$
11,213
$
13,152
$
18,199
$
30,834
Loans 30-89 days past due $
13,333
$
5,056
$
19,519
$
21,383
$
16,635
Asset quality metrics (%)
Non-performing loans to total loans 0.23% 0.18% 0.22% 0.37% 0.66%
Non-performing assets to total assets 0.19 0.16 0.20 0.31 0.54
ACL to total loans 1.17 1.15 1.15 1.19 1.23
ACL + RUC to total loans (1) 1.30 1.30 1.31 1.34 1.35
ACL to non-performing loans 508 629 514 324 187
Classified loans / (total capital + ACL) 9.7 9.4 10.1 11.3 12.1
Classified loans / (total capital + ACL + RUC) (1) 9.6 9.3 10.0 11.2 12.0
(1) Includes the accrual for off-balance sheet credit risk from unfunded commitments.

Deposits and Other Borrowings
At June 30, 2023, our deposits totaled $6.1 billion, an increase of $449 million or

8% from December 31, 2022. The increase included an $893 million increase in time deposits and $28 million in money market, NOW and savings deposits, partially offset by a decrease of $472 million in non-interest-bearing deposits. Approximately one

-third of the time
deposit increase was from new client money and shifts from other deposit categories with the remainder representing an increase in wholesale funding. The decrease in non-interest-
bearing deposits was primarily due to elevated deposits at year-end that were deployed by clients late in the first quarter of 2023.
The following table sets forth the maturity of time deposits as of June 30, 2023:
As of June 30, 2023
Three Months

or Less
Three to Six Months
Six to Twelve
Months
After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $
28,183
$
42,042
$
333,875
$
21,740
$
425,840
Time deposits below FDIC insurance limit
409,149 357,659 539,083 106,724 1,412,615
Total $
437,332
$
399,701
$
872,958
$
128,464
$
1,838,455
Other borrowings include FHLB advances, a line of credit, SBA loan secured borrowings, and our trust preferred security.

At June 30, 2023, other borrowings totaled $277
million, a $23 million, or 9% increase from December 31, 2022. During the six-month period ended June 30, 2023, $31.0 million of FHLB advances matured and were converted into a
drawdown on the FHLB line of credit, an additional $10.0 million matured and $6.5 million of net FHLB advances were paid off.

The Company utilized an additional $61.2 million of
net draws on the FHLB line of credit and the conversion of $31.0 million of FHLB advances to the FHLB line of credit to support loan growth and changes in deposits, resulting in a
balance of $167.2 million outstanding on the FHLB line of credit as of

June 30, 2023.
As of June 30, 2023, the Company’s

top 25 customer relationships represented approximately 20% or $1.2 billion of total deposits, $0.5 billion of which are insured cash sweep
(“ICS”) deposits. The Company believes it has sufficient funding sources, including on-balance sheet liquid assets and wholesale deposit options,

so that an immediate reduction in
these deposit balances would not be expected to have a material, detrimental effect on the Company’s

financial position or operations.
As of June 30, 2023, the Company had approximately $2.3 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used
for the Bank’s regulatory requirements.

Excluding pass-thru accounts where clients have deposit insurance at the correspondent financial institution, our uninsured deposits are $2.0 billion, or 32% of total deposits as of June 30, 2023. The average client account balance as of June 30, 2023 is less than $250 thousand for both individual accounts and business
accounts in total after excluding pass-through and ICS deposits. We have geographic and industry diversity within our deposit base as the majority of our deposits are located in our
footprint states of Kansas, Oklahoma, Texas,

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

Deposits and Other Borrowings” and “Note 4: Leases”
within the notes to consolidated financial statements – unaudited for information regarding the Company’s significant

contractual cash
obligations and contractual obligations to third parties on lease obligations,

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

Liquidity
We manage our liquidity based upon factors that include the level and quality of capital and our overall financial condition, the
trend and volume of problem assets, our balance sheet risk exposure, the level of deposits as a percentage of total loans, the amount of
non-deposit funding used to fund assets, the availability of unused funding sources and off-balance sheet obligations, the availability of
assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and other factors. The
Company’s liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of clients while
attempting to achieve adequate earnings for stockholders. The liquidity position is monitored continuously by management. The
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
June 30, 2023 December 31, 2022
(Dollars in thousands)
Total on-balance sheet liquidity $ 1,086,397 $ 986,482
Total off-balance sheet liquidity
1,492,762 770,165
Total liquidity $
2,579,159
$
1,756,647
On-balance sheet liquidity as a percent of assets 15% 15%
Total liquidity as a percent of assets 36% 27%
For the six-months ended June 30, 2023, the Company’s cash and cash equivalents increased $42 million from December 31,
2022

to $342 million, representing 5% of total assets. During the six-month period ended June

30, 2023, the Company increased the
available-for-sale securities portfolio on an amortized cost basis by $53 million, net of paydowns, maturities,

and amortization. As of
June 30, 2023, the Company had $282 million in securities that could be pledged and $169 million that could be sold at a net gain based
on market conditions at the time. In addition, the Company increased funded loans by $427 million, net of payoffs and charge-offs
during the six-month period ended June 30, 2023 that reduced cash and cash equivalents.

The Company’s time deposits increased by $893 million primarily from wholesale funding, while savings and money market
deposits increased by $28 million. Non-interest-bearing deposits decreased

$472 million as elevated year-end balances were deployed
by clients in the first quarter in addition to clients migrating into savings and money market accounts.

Other borrowings decreased $21
million during the six-month period ended June 30, 2023,

largely related to a reduction in Federal Funds purchased.

The Company did not purchase any common stock during the first six months of

2023. As of June 30, 2023, $16 million remains
available for repurchase under our share repurchase program. The amount and timing of such future share repurchases will be dependent
on a number of factors, including the price of our common stock, overall capital levels and cash flow needs. There is no assurance that
we will repurchase up to the full amount remaining under our program.

A dividend of $103 thousand related to the Series A

Non-cumulative Perpetual Preferred Stock was declared and paid by the
Company during the three-

and six-months

ended June, 2023. In July 2023, the Board of Directors declared a quarterly dividend on
Series A Non-Cumulative Perpetual Preferred Stock in the amount of $20.00 per share to be payable on September 15, 2023 to shareholders of record as of August 31, 2023.
The Company believes that its current on and off-balance sheet liquidity will be sufficient to meet anticipated cash requirements
for the next 12 months and thereafter. The Company believes that it has several on and off-balance sheet options to address reductions in
cash and cash equivalents in order to maintain appropriate liquidity.

In addition, we expect the acquisition of Canyon will modestly improve our liquidity position and loan-to-deposit ratio post-merger.
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

Company’s consolidated financial statements. Refer to “Note 10:
Regulatory Matters” in the notes to consolidated financial statements – unaudited for additional information. Management believes that
as of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
Management reviews and utilizes both methods in managing interest rate risk;

however, both methods represent a risk indicator, not a
forecast. The following tables summarize the simulated changes in net interest income and fair value of equity over a 12-month horizon
using a rate shock and rate ramp method as of the dates indicated:
Hypothetical Change in Interest Rate - Rate Shock
June 30, 2023 June 30, 2022
Change in Interest
Rate (Basis Points)
Percent change in net
interest income
Percent change in fair
value of equity
Percent change in net
interest income
Percent change in fair
value of equity
+300
3.5% (18.1) % 6.4% (9.2) %
+200
2.2 (12.3) 4.1 (5.8)
+100 0.9 (5.9) 2.0 (3.0)
Base
-
%
-
%
-
%
-
%
-100
(1.4) 5.9 (2.7) 2.7
-200
(2.5) 12.4 NA (1) NA (1)
-300
(4.5) 19.4 NA (1) NA (1)
(1)
The Company excluded a portion of the down rate environment from its analysis due to the low interest rate environment.
Hypothetical Change in Interest Rate - Rate Ramp
June 30, 2023 June 30, 2022
Change in Interest Rate

(Basis Points)
Percent change in net interest
income
Percent change in net interest
income
+300 0.2% 3.1%
+200 - 2.0
+100 (0.1) 1.0
Base - % - %
-100 (0.4) (1.1)
-200 (0.4) NA (1)
-300 (0.7) NA (1)
(1)

The Company excluded a portion of the down rate environment from its analysis due to the low interest rate environment.

The Company’s position is slightly asset sensitive as of June 30, 2023, which is less sensitive as compared to both June 30, 2022
and December 31, 2022 due to deposit mix changes with demand deposits as the main driver. Compared to December 31, 2022, the
Company’s position is slightly less asset sensitive due to the reduction in demand deposits. The aggregate beta assumption utilized as of
June 30, 2023 was approximately 60% which is unchanged from our previous assumption. Other key assumptions updated year-to-date
2023 include updated deposit decay rates, new business spreads and updating market yield curves. Other assumptions included in the model that are periodically updated include loan prepayments and call provisions within investment and debt holdings.

The Company is
monitoring interest rate sensitivity closely as $4.0 billion, or 69%, of loans and $0.4 billion, or 32%, of investments mature or reprice within the twelve-month period following June 30, 2023, including $2.7 billion and $0.4 billion, respectively,

that repriced in the first
month of the third quarter. $5.3

billion of interest-bearing liabilities mature or reprice over the same twelve-month period. As of June
30, 2023 and December 31, 2022, the investment portfolio duration was approximately 5.3 years. The Company is reviewing additional options to manage the statement of financial condition sensitivity based on the interest rate environment and anticipated composition of assets and liabilities in the next twelve months and beyond.
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

(as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and
Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business
processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2023 that has materially affected, or is reasonably likely to
materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Share Repurchase Program
On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the
Company may repurchase up to $30 million of its common stock. No shares were repurchased during the three-months ended June
30, 2023.

As of June 30, 2023, $16 million remains available for repurchase under this share repurchase program. Repurchases
under the program may be made in the open market or privately negotiated transactions in compliance with SEC Rule 10b-18,
subject to market conditions, applicable legal requirements,

and other relevant factors. The program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the

Company's discretion. No time limit has been set
for completion of the program.
ITEM 5. OTHER INFORMATION
(a) None
(b) None
(c) Trading Arrangements
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the
Company adopted

or
terminated

a “Rule 10b5-1 trading arrangement” or “
non-Rule 10b5-1

trading
arrangement ,” as each term is
defined in Item 408 of Regulation S-K.

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
10.1
†
*
Form of Director Restricted Stock Award (Deferred Pursuant to Directors’ Deferred Fee Plan)
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

August 4, 2023
/s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Duly authorized officer and principal financial officer)