Form 10-Q
period 2023-09-30
CROSSFIRST BANKSHARES, INC.
filed 2023-11-03
CIK 1458412

UNITED STATES
SECURITIES AND

EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2023

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b

-2 of the Exchange Act). Yes

☐

No

☒
As of October 28, 2023, the registrant had
49,296,927

shares of common stock, par value $0.01, outstanding.

CROSSFIRST BANKSHARES, INC.
Form 10-Q for the Quarter Ended September 30, 2023
Index
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
10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
53
Item 3. Quantitative and Qualitative Disclosures about Market Risk
72
Item 4. Controls and Procedures
73
Part II. Other Information
Item 1. Legal Proceedings
73
Item 1A. Risk Factors
73
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
74
Item 5. Other Information
74
Item 6. Exhibit Index
75
Signature
76

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
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about
our industry, management’s beliefs and

certain assumptions made by management, many of which, by their nature,

are inherently
uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not a guarantee of future
performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the
expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, without
limitation: impacts on us and our clients of a decline in general business and economic conditions and any regulatory responses thereto,
including uncertainty and volatility in the financial markets; interest rate fluctuations; our ability to effectively execute our growth
strategy and manage our growth, including identifying and consummating suitable mergers and acquisitions, entering new lines of
business or offering new or enhanced services or products; our ability to successfully integrate Canyon; fluctuations in fair value of our
investments due to factors outside of our control; our ability to successfully manage credit risk and the sufficiency of our allowance;
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
Company or our clients, or incomplete or inaccurate information about clients and counterparties; mortgage markets; our ability to
maintain our reputation; costs and effects of litigation; environmental liability; risk exposure from transactions with financial
counterparties; severe weather, natural disasters, pandemics;

acts of war or terrorism or other external events; changes in laws, rules, regulations, interpretations or policies relating to financial institutions, including stringent capital requirements, higher FDIC insurance
premiums and assessments, consumer protection laws and privacy laws; volatility in our stock price; or risks inherent with proposed
business acquisitions and the failure to achieve projected synergies.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Financial Condition – Unaudited
September 30, 2023 December 31, 2022
(Dollars in thousands)
Assets
Cash and cash equivalents $
233,191
$
300,138
Available-for-sale securities - taxable
345,708
198,808
Available-for-sale securities - tax-exempt
404,779
488,093
Loans, net of unearned fees
5,945,753
5,372,729
Allowance for credit losses on loans
71,556
61,775
Loans, net of the allowance for credit losses on loans
5,874,197
5,310,954
Premises and equipment, net
70,245
65,984
Restricted equity securities
4,396
12,536
Interest receivable
35,814
29,507
Foreclosed assets held for sale
-
1,130
Goodwill and other intangible assets, net
32,293
29,081
Bank-owned life insurance
70,367
69,101
Other
108,489
95,754
Total assets $
7,179,479
$
6,601,086
Liabilities and stockholders’

equity
Deposits
Non-interest-bearing $
1,028,974
$
1,400,260
Savings, NOW and money market
3,558,994
3,305,481
Time
1,743,653
945,567
Total deposits
6,331,621
5,651,308
Federal Home Loan Bank advances
88,531
218,111
Other borrowings
18,059
35,457
Interest payable and other liabilities
98,217
87,611
Total liabilities
6,536,428
5,992,487
Stockholders’

equity
Preferred stock, $
0.01

par value:

Authorized -
15,000

shares, issued -
7,750

shares at
September 30, 2023 and
no

shares at December 31, 2022
-
-
Common stock, $
0.01

par value:

Authorized -
200,000,000

shares, issued -
53,285,789

and
53,036,613

shares at September 30, 2023 and December 31, 2022,
respectively
533
530
Treasury stock, at cost:

3,990,753

and
4,588,398

shares held at September 30, 2023
and December 31, 2022, respectively
(58,195)
(64,127)
Additional paid-in capital
542,191
530,658
Retained earnings
254,855
206,095
Accumulated other comprehensive loss
(96,333)
(64,557)
Total stockholders’ equity
643,051
608,599
Total liabilities and stockholders’

equity
$
7,179,479
$
6,601,086

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Operations – Unaudited
Three Months Ended Nine Months Ended
September 30, September 30,
2023 2022 2023 2022
(Dollars in thousands except per share data)
Interest Income
Loans, including fees $
103,631
$
59,211
$
292,231
$
149,266
Available-for-sale securities - taxable
3,089
1,119
7,560
3,250
Available-for-sale securities - tax-exempt
3,365
3,905
10,730
11,442
Deposits with financial institutions
2,444
1,193
6,067
1,714
Dividends on bank stocks
127
122
753
478
Total interest income
112,656
65,550
317,341
166,150
Interest Expense
Deposits
56,297
14,909
141,685
23,152
Fed funds purchased and repurchase agreements
5
9
51
83
Federal Home Loan Bank Advances
1,003
898
7,128
3,302
Other borrowings
224
39
590
94
Total interest expense
57,529
15,855
149,454
26,631
Net Interest Income
55,127
49,695
167,887
139,519
Provision for Credit Losses
3,329
3,334
10,390
4,844
Net Interest Income after Provision for Credit Losses
51,798
46,361
157,497
134,675
Non-Interest Income

Service charges and fees on customer accounts
2,249
1,566
6,188
4,520
ATM and credit card interchange income
1,436
1,326
3,913
5,513
Gain on sale of loans
739
-
2,131
-
Income from bank-owned life insurance
437
405
1,266
1,200
Swap fees and credit valuation adjustments, net
57
(7)
231
123
Other non-interest income
1,063
490
2,452
1,566
Total non-interest income
5,981
3,780
16,181
12,922
Non-Interest Expense

Salaries and employee benefits
22,017
18,252
68,700
53,288
Occupancy
3,183
2,736
9,211
7,851
Professional fees
1,945
580
5,533
2,453
Deposit insurance premiums
1,947
903
5,359
2,355
Data processing
904
877
3,203
2,849
Advertising
593
796
1,994
2,247
Software and communication
1,898
1,222
5,204
3,689
Foreclosed assets, net
-
9
128
(30)
Other non-interest expense
2,945
3,057
9,980
10,559
Core deposit intangible amortization
922
19
2,546
58
Total non-interest expense
36,354
28,451
111,858
85,319
Net Income Before Taxes
21,425
21,690
61,820
62,278
Income tax expense $
4,562
$
4,410
$
12,802
$
12,625
Net Income $
16,863
$
17,280
$
49,018
$
49,653
Basic Earnings Per Common Share $
0.34
$
0.35
$
1.00
$
1.00
Diluted Earnings Per Common Share $
0.34
$
0.35
$
0.99
$
0.99

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss) – Unaudited
Three Months Ended Nine Months Ended
September 30, September 30,
2023 2022 2023 2022
(Dollars in thousands)
Net Income $
16,863
$
17,280
$
49,018
$
49,653
Other Comprehensive Loss
Unrealized loss on available-for-sale securities
(41,604)
(39,299)
(37,083)
(137,282)
Less: income tax benefit
(9,902)
(9,621)
(8,727)
(33,607)
Unrealized loss on available-for-sale securities
(31,702)
(29,678)
(28,356)
(103,675)
Reclassification adjustment for realized (loss) gain included in income
(60)
(4)
3
(43)
Less: income tax expense (benefit)
(14)
(1)
1
(11)
Less: reclassification adjustment for realized (losses) gains included in income, net of income tax
(46)
(3)
2
(32)
Unrealized loss on cash flow hedges
(2,289)
(7,076)
(4,381)
(3,036)
Less: income tax benefit
(545)
(1,731)
(1,041)
(741)
Unrealized loss on cash flow hedges, net of income tax
(1,744)
(5,345)
(3,340)
(2,295)
Reclassification adjustment for interest income included in
income
93
-
102
-
Less: income tax expense
22
-
24
-
Less: reclassification adjustment for interest income included in income, net of income tax
71
-
78
-
Other comprehensive loss
(33,471)
(35,020)
(31,776)
(105,938)
Comprehensive (Loss) Income $
(16,608)
(17,740)
17,242
(56,285)

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
Net income - - - - - -
17,280
-
17,280
Other comprehensive loss - available-for-
sale securities - - - - - - -
(29,676)
(29,676)
Other comprehensive loss - cash flow
hedges - - - - - - -
(5,344)
(5,344)
Issuance of shares from equity-based
awards - -
46,204
1
-
29
- -
30
Open market common share repurchases - -
(794,457)
-
(10,827)
- - -
(10,827)
Stock-based compensation - - - - -
1,069
- -
1,069
Balance at September 30, 2022 - $ -
48,787,696
$
530
$
(59,328)
$
529,646
$
194,148
$
(84,449)
$
580,547
Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at June 30, 2023
7,750
$ -
48,653,487
$
532
$
(64,127)
$
539,793
$
238,147
$
(62,862)
$
651,483
Net income - - - - - -
16,863
-
16,863
Other comprehensive loss - available-for-
sale securities - - - - - - -
(31,656)
(31,656)
Other comprehensive loss - cash flow
hedges - - - - - -
(1,815)
(1,815)
Preferred dividends $
20.00

per share
- - - - - -
(155)
-
(155)
Issuance of shares from equity-based
awards - -
43,904
1
-
165
- -
166
Acquisition - purchase accounting - -
597,645
-
5,932
1,025
- -
6,957
Stock-based compensation - - - - -
1,208
- -
1,208
Balance September 30, 2023
7,750
$ -
49,295,036
$
533
$
(58,195)
$
542,191
$
254,855
$
(96,333)
$
643,051
Preferred Stock Common Stock
Treasury
Stock
Additional
Paid-in
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss Total Shares Amount Shares Amount
(Dollars in thousands)
Balance at December 31, 2021 - $ -
50,450,045
$
526
$
(28,347)
$
526,806
$
147,099
$
21,489
$
667,573
Adoption of ASU 2016-13 - - - - - -
(2,610)
-
(2,610)
Net income - - - - - -
49,653
-
49,653
Other comprehensive loss - available-for-
sale securities - - - - - - -
(103,643)
(103,643)
Other comprehensive loss

- cash flow
hedges - - - -

- -
(2,295)
(2,295)
Issuance of shares from equity-based
awards - -
428,433
4
-
(464)
- -
(460)
Open market common share repurchases - -
(2,090,782)
-
(30,981)
- - -
(30,981)
Employee receivables from sale of stock - - - - - -
6
-
6
Stock-based compensation - - - - -
3,304
- -
3,304
Balance at September 30, 2022 - $ -
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
49,018
-
49,018
Other comprehensive loss - available-for-
sale securities - - - - - - -
(28,358)
(28,358)
Other comprehensive loss

- cash flow
hedges - - - - - -
(3,418)
(3,418)
Issuance of preferred shares
7,750
- - - -
7,750
- -
7,750
Preferred dividends $
33.33

per share
- - - - - -
(258)
-
(258)
Issuance of shares from equity-based
awards - -
249,176
3
-
(535)
- -
(532)
Warrants exercised, cash settled - - - -
(418)
- -
(418)
Acquisition - purchase accounting - -
597,645
-
5,932
1,025
- -
6,957
Stock-based compensation - - - - -
3,711
- -
3,711
Balance September 30, 2023
7,750
$ -
49,295,036
$
533
$
(58,195)
$
542,191
$
254,855
$
(96,333)
$
643,051

See Notes to Consolidated Financial Statements – Unaudited

CROSSFIRST BANKSHARES, INC.
Consolidated Statements of Cash Flows – Unaudited
Nine Months Ended
September 30,
2023 2022
(Dollars in thousands)
Operating Activities
Net income $
49,018
$
49,653
Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization
7,041
3,716
Provision for credit losses
10,390
4,844
Accretion of discounts on loans
(2,029)
-
Accretion of discounts and amortization of premiums on securities
2,378
3,259
Equity based compensation
3,711
3,304
Gain on disposal of fixed assets
(67)
-
Loss on sale of foreclosed assets and related impairments
80
-
Gain on sale of loans
(2,131)
-
Origination of loans held for sale
(36,972)
-
Proceeds from sales of loans held for sale
39,775
-
Deferred income taxes
(1,208)
1,713
Net increase in bank owned life insurance
(1,266)
(1,200)
Net realized (gains) losses on available-for-sale securities
(3)
43
Dividends on FHLB stock
(745)
(505)
Changes in:
Interest receivable
(5,612)
(4,530)
Other assets
2,132
4,568
Other liabilities
6,691
(2,989)
Net cash provided by operating activities
71,183
61,876
Investing Activities

Net change in loans
(470,706)
(425,494)
Purchases of available-for-sale securities
(152,158)
(82,305)
Proceeds from maturities of available-for-sale securities
18,890
29,587
Proceeds from sale of available-for-sale securities
67,230
-
Proceeds from the sale of foreclosed assets
1,050
237
Purchase of premises and equipment
(6,953)
(1,878)
Proceeds from the sale of premises and equipment and related insurance claims
67
-
Purchase of restricted equity securities
(10,290)
(6,957)
Proceeds from sale of restricted equity securities
21,006
10,111
Net cash activity from acquisition
19,279
-
Net cash used in investing activities
(512,585)
(476,699)
Financing Activities

Net (decrease) increase in demand deposits, savings, NOW and money market accounts
(264,944)
178,134
Net increase in time deposits
779,701
125,784
Net increase in fed funds purchased and repurchase agreements
505
-
Net decrease in federal funds sold
(20,000)
-
Proceeds from Federal Home Loan Bank advances
22,414
50,000
Repayment of Federal Home Loan Bank advances
(77,295)
(149,000)
Net (repayments) proceeds of Federal Home Loan Bank line of credit
(72,468)
67,748
Proceeds from issuance of preferred shares, net of issuance cost
7,750
-
Issuance of common shares, net of issuance cost
3
171
Proceeds from employee stock purchase plan
402
364
Repurchase of common stock
-
(30,981)
Acquisition of common stock for tax withholding obligations
(937)
(995)
Settlement of warrants
(418)
-
Dividends paid on preferred stock
(258)
-
Net decrease in employee receivables
-
6
Net cash provided by financing activities
374,455
241,231
Decrease in Cash and Cash Equivalents
(66,947)
(173,592)
Cash and Cash Equivalents, Beginning of Period
300,138
482,727
Cash and Cash Equivalents, End of Period $
233,191
$
309,135
Supplemental Cash Flows Information
Interest paid $
137,281
$
25,648
Income taxes paid $
17,614
$
10,545

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
The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers
through its full-service branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City,

Missouri; (iv) Oklahoma City,
Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas; (vii) Fort Worth, Texas; (viii) Frisco, Texas; (ix) Phoenix, Arizona; (x) Colorado
Springs, Colorado; (xi) Denver, Colorado; (xii) Clayton, New Mexico; and (xiii) Tucson, Arizona.

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

Related Party Transactions

The Bank extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made
in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans
totaled $
10

million and $
13

million while related party deposits totaled $
99

million and $
92

million at September 30, 2023 and
December 31, 2022, respectively.

Note 2:

Acquisition Activities
On August 1, 2023, the Company completed its acquisition of Canyon Bancorporation, Inc. and Canyon Community Bank,

N.A.
(collectively, “Canyon”) whereby Canyon Bancorporation,

Inc. was ultimately merged with and into CrossFirst Bankshares, Inc. and
Canyon Community Bank, N.A. was merged with and into CrossFirst Bank (the

“Tucson acquisition”). Pursuant to the merger
agreement executed in April 2023, the Company paid approximately $
9.1

million of cash consideration and issued
597,645

shares of
Company common stock, and the Company and the Bank assumed all of the assets and liabilities of the Canyon entities with which they
merged by operation of law. The acquisition added one full-service branch within Arizona to the Company’s footprint thereby deepening
our Arizona franchise.
Tucson acquisition-related costs totaled $
2.2

million and $
2.3

million for the three- and nine-months ended September 30, 2023, respectively, including a Day 1 CECL provision expense of $
0.9

million. Acquisition-related costs in connection with the acquisition of
Farmers & Stockmens Bank (the “Colorado/New Mexico acquisition”) totaled

$
1.7

million for the nine-months ended September 30,
2023.

Acquisition-related costs were included in the Company’s

consolidated statements of operations.

The results of both acquisitions
mentioned above are included in the results of the Company subsequent to the acquisition dates and reported in this quarterly report on
Form 10-Q.

The Company determined that the Tucson acquisition constitutes a business combination as defined in Accounting Standard
Codification (“ASC”) Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the
assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in
ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management
to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective
in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change
and, if changed, could have a material effect on the Company's financial position and results of operations.

The table below summarizes preliminary net assets acquired (at fair value) and consideration transferred in connection with the
Tucson acquisition:

August 1, 2023
(Dollars in thousands)
Assets:
$
Cash and cash equivalents
28,366
Available-for-sale securities
38,084
Loans, net of unearned fees
105,668
Premises and equipment
1,335
Restricted equity securities
1,810
Interest receivable
695
Core deposit intangible
4,459
Other
1,277
Total assets acquired
181,694
Liabilities:
Total deposits
165,399
Other borrowings
1,050
Interest payable and other liabilities
500
Total liabilities assumed
166,949
Identifiable net assets acquired $
14,745
Consideration:
Cash
9,087
Stock
6,957
Total consideration
16,044
Goodwill $
1,299
In connection with the Tucson acquisition, the Company recorded $
1.3

million of goodwill. The amount of goodwill recorded
reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The
following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:
Cash and cash equivalents
—The carrying amount of these assets was deemed a reasonable estimate of fair value based on the
short-term nature of these assets.
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
Accounting for acquired loans
Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. Purchased-credit
deteriorated loans (“PCD”) are loans that have experienced more than insignificant credit deterioration since origination and are
recorded at the purchase price. Management determined that past due loans, adversely risk rated, on non-accrual or considered a
troubled-debt restructured loan constituted insignificant credit deterioration. The sum of the loan’s purchase price and the allowance for
credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan
is a noncredit discount or premium, which is amortized into interest income over the life of the loan.

Non-PCD loans have not experienced a more than insignificant deterioration in credit quality since origination. The difference
between the fair value and outstanding balance of the non-PCD loans is recognized as an adjustment to interest income over the lives of
the loan.
A Day 1 CECL allowance for credit losses on the non-PCD loans was recorded through provision for credit loss expense within the consolidated statements of operations. At the date of acquisition, of the $
105.7

million of loans acquired from Canyon, $
26.0
million, or
25
% of Canyon’s loan portfolio, were accounted

for as PCD loans.

The following table provides a summary of PCD loans purchased as part of the Tucson acquisition as of the acquisition date:

Total
(Dollars in thousands)
Unpaid principal balance $
28,159
PCD allowance for credit loss at acquisition
(329)
(Discount) premium on acquired loans
(1,809)
Purchase price of PCD loans $
26,021

Note 3:

Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of period end available-for-sale
securities consisted of the following:

September 30, 2023
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury securities $
14,797
$
6
$
-
$
14,803
Mortgage-backed - GSE residential
336,020
-
37,976
298,044
Collateralized mortgage obligations - GSE residential
19,780
-
1,056
18,724
State and political subdivisions
489,976
90
79,624
410,442
Corporate bonds
9,740
-
1,266
8,474
Total available-for-sale securities
$
870,313
$
96
$
119,922
$
750,487

December 31, 2022
Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Approximate
Fair Value
(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential $
197,243
$
232
$
25,166
$
172,309
Collateralized mortgage obligations - GSE residential
11,629
-
743
10,886
State and political subdivisions
551,007
929
57,440
494,496
Corporate bonds
9,762
-
552
9,210
Total available-for-sale securities
$
769,641
$
1,161
$
83,901
$
686,901
The carrying value of securities pledged as collateral was $
15

million and $
22

million at September 30, 2023 and December 31,
2022, respectively.
As of September 30, 2023 and December 31, 2022, the available-for-sale securities had $
7

million and $
6

million, respectively, of
accrued interest, excluded from the amortized cost basis, and presented in “interest receivable

”

on the consolidated statements of
financial condition.

The following tables summarize the gross realized gains and losses from sales or maturities of available-for-sale securities:

For the Three Months Ended For the Nine Months Ended
September 30, 2023 September 30, 2023
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Loss
Gross
Realized
Gains
Gross
Realized
Losses
Net
Realized
Gain
(Dollars in thousands)
Available-for-sale securities $
68
$
(128)
$
(60)
$
335
$
(332)

$
3

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

September 30, 2023 and December 31, 2022:

September 30, 2023
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
U.S. Treasury
securities $
-
$
-
-
$
-
$
-
-
$
-
$
-
-
Mortgage-backed -
GSE residential
166,408
7,398
27
131,637
30,578
56
298,045
37,976
83
Collateralized
mortgage obligations
- GSE residential
5,255
282
2
8,786
774
19
14,041
1,056
21
State and political
subdivisions
119,719
5,433
112
277,722
74,191
213
397,441
79,624
325
Corporate bonds
4,333
667
1
4,141
599
4
8,474
1,266
5
Total temporarily
impaired securities
295,715
$
13,780
142
$
422,286
$
106,142
292
$
718,001
$
119,922
434

December 31, 2022
Less than 12 Months 12 Months or More Total
Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities Fair Value
Unrealized
Losses
Number of
Securities
(Dollars in thousands)
Available-for-sale
securities
Mortgage-backed -
GSE residential $
91,929
$
10,410
41
$
66,036
$
14,756
16
$
157,965
$
25,166
57
Collateralized
mortgage obligations
- GSE residential
10,636
733
18
251
10
1
10,887
743
19
State and political
subdivisions
350,884
36,697
266
52,519
20,743
40
403,403
57,440
306
Corporate bonds
9,210
552
5
-
-
-
9,210
552
5
Total temporarily
impaired securities $
462,659
$
48,392
330
$
118,806
$
35,509
57
$
581,465
$
83,901
387

Based on the Company’s evaluation at each respective

period end, we recorded
no

credit loss impairment during the nine-months
ended September 30, 2023 or the year ended December 31, 2022.

The unrealized losses in the Company’s

investment portfolio were
caused by interest rate changes.

As of September 30, 2023 the Company does not intend to sell the investments in loss positions,

and it
is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis.

The amortized cost, fair value, and weighted average yield of available-for-sale securities at

September 30, 2023, by contractual
maturity, are shown below:

September 30, 2023
Within After One to After Five to After
One Year Five Years Ten Years Ten Years Total
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury securities
(1)
Amortized cost $
14,797
$ - $ - $ - $
14,797
Estimated fair value $
14,803
$ - $ - $ - $
14,803
Weighted average yield
(2)
5.11
% - % - % - %
5.11
%
Mortgage-backed - GSE residential
(1)
Amortized cost $ - $
14
$
1,007
$
334,999
$
336,020
Estimated fair value $ - $
13
$
891
$
297,140
$
298,044
Weighted average yield
(2)
- %
4.88
%
2.39
%
3.59
%
3.58
%
Collateralized mortgage obligations -
GSE residential
Amortized cost $ - $ - $
2,267
$
17,513
$
19,780
Estimated fair value $ - $ - $
2,117
$
16,607
$
18,724
Weighted average yield
(2)
- % - %
2.77
%
4.93
%
4.68
%
State and political subdivisions
Amortized cost $
744
$
5,022
$
93,874
$
390,336
$
489,976
Estimated fair value $
752
$
4,989
$
90,036
$
314,665
$
410,442
Weighted average yield
(2)
3.81
%
4.42
%
3.09
%
2.71
%
2.80
%
Corporate bonds
Amortized cost $
-
$
143
$
9,597
$
-
$
9,740
Estimated fair value $
-
$
139
$
8,335
$
-
$
8,474
Weighted average yield (2)
- %
4.22
%
5.71
% - %
5.69
%
Total available-for-sale securities
Amortized cost $
15,541
$
5,179
$
106,745
$
742,848
$
870,313
Estimated fair value $
15,555
$
5,141
$
101,379
$
628,412
$
750,487
Weighted average yield
5.05
%
4.41
%
3.32
%
3.16
%
3.21
%
(1)
Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or
without prepayment penalties.
(2)
Yields are calculated based on amortized cost using 30/360 day basis.

Tax-exempt securities are not tax effected.

Equity Securities
Equity securities consist of $
5

million of private equity investments and $
4

million of restricted equity securities. The private
equity investments are included in “other”

assets on the consolidated statements of financial condition.
The Company elected a measurement alternative for its private equity investments that did not have a readily determinable fair
value and did not qualify for the practical expedient to estimate fair value using the net asset value per share.

A cost basis was
calculated for the equity investments.

The recorded balance will adjust for any impairment or any observable price changes for an
identical or similar investment of the same issuer. No such events occurred during the three

-

or nine-month period ended September 30,
2023.

The following is a summary of the unrealized and realized gains and losses on equity securities recognized in net income:

Three Months Ended Nine Months Ended
September 30,

September 30,

2023 2022 2023 2022
(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities
$
98
$
(87)
$
114
$
(261)
Less: net gains recognized during the reporting period on equity securities sold during the reporting period
93
-
93
-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date
$
5
$
(87)
$
21
$
(261)

Note 4:

Loans and Allowance for Credit Losses
The table below shows

the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs, and fair value marks of $
26

million and $
24

million as of September 30, 2023 and December 31, 2022, respectively.

September 30, 2023 December 31, 2022
Amount % of Loans Amount % of Loans
(Dollars in thousands)
Commercial and industrial $
2,056,171
34
% $
1,974,932
37
%
Energy
214,166
4
173,218
3
Commercial real estate - owner-occupied
583,442
10
437,119
8
Commercial real estate - non-owner-occupied
2,592,684
43
2,314,600
43
Residential real estate
456,047
8
439,367
8
Consumer
43,243
1
33,493
1
Loans, net of unearned fees
5,945,753
100
%
5,372,729
100
%
Less: allowance for credit losses on loans
(71,556)
(61,775)
Loans, net of the allowance for credit losses on loans $
5,874,197
$
5,310,954

Accrued interest of $
29

million and $
23

million at September 30, 2023 and December 31, 2022, respectively, presented in “interest receivable” on the consolidated statements
of financial condition is excluded from the carrying value disclosed in the above table.

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
● Commercial Real Estate – Owner-Occupied

- The category includes relationships where we are usually the primary provider of financial services for the company
and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’

business operations. Owner-occupied commercial
real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower

’s market areas.
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
● Residential Real Estate
- The category includes loans that are generally secured by owner-occupied 1-4 family residences

.

Repayment of these loans is primarily
dependent on the personal income and credit rating of the borrowers. We also offer open-

and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate.

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

Individual reserves are
calculated for loans that are risk-rated substandard and on non-accrual and loans that are risk

-rated doubtful or loss that are greater than a defined dollar threshold. Reserves on asset specific loans may be based on collateral, for collateral-dependent loans, or on quantitative and qualitative factors, including expected cash flow, market sentiment, and guarantor
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

Internal Credit Risk Ratings
The Company uses a weighted average risk rating factor to adjust the historical loss factors for current events. Risk ratings incorporate the criteria utilized by regulatory
authorities to describe criticized assets, but separate various levels of risk concentrated within the regulatory “Pass” category. Risk ratings are established for loans at origination

and
are monitored on an ongoing basis. The rating assigned to a loan reflects the risks posed by the borrower

’s expected performance and the transaction

’s structure. Performance metrics
used to determine a risk rating include, but are not limited to, cash flow adequacy, liquidity,

and collateral. A

description of the loan risk ratings follows:
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

● Loss (risk rating 8)
- Credits that are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments as of September 30,

2023 and
December 31, 2022:

As of September 30, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial and industrial
Pass $
320,587
$
268,333
$
205,175
$
61,917
$
42,458
$
26,244
$
964,811
$
48,584
$
1,938,109
Special mention
13,314
5,650
11,072
32
204
30
30,308
6,184
66,794
Substandard - accrual
1,408
546
68
271
787
831
19,252
17,111
40,274
Substandard - non-
accrual
-
-
-
24
-
-
10,785
185
10,994
Doubtful
-
-
-
-
-
-
-
-
-
Total $
335,309
$
274,529
$
216,315
$
62,244
$
43,449
$
27,105
$
1,025,156
$
72,064
$
2,056,171
Energy
Pass $
-
$
7,075
$
-
$
174
$
-
$
-
$
206,384
$
125
$
213,758
Special mention
-
-
-
-
-
-
-
-
-
Substandard - accrual
-
-
-
-
-
-
-
-
-
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
408
-
408
Total $
-
$
7,075
$
-
$
174
$
-
$
-
$
206,792
$
125
$
214,166
Commercial real estate
- owner-occupied
Pass $
41,733
$
92,985
$
129,798
$
62,822
$
46,925
$
37,629
$
89,539
$
37,584
$
539,015
Special mention
10,187
7,396
2,746
2,178
798
7,310
-
580
31,195
Substandard - accrual
3,041
-
5,892
1,639
857
71
-
1,528
13,028
Substandard - non-
accrual
-
-
204
-
-
-
-
-
204
Doubtful
-
-
-
-
-
-
-
-
-
Total $
54,961
$
100,381
$
138,640
$
66,639
$
48,580
$
45,010
$
89,539
$
39,692
$
583,442

As of September 30, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Commercial real estate - non-owner-
occupied
Pass $
392,980
$
876,727
$
291,711
$
162,183
$
83,502
$
61,611
$
561,670
$
91,198
$
2,521,582
Special mention
-
19,682
-
114
16,234
4,102
-
32
40,164
Substandard - accrual
10,443
-
7,530
3,625
-
309
-
439
22,346
Substandard - non-
accrual
-
-
8,448
144
-
-
-
-
8,592
Doubtful
-
-
-
-
-
-
-
-
-
Total $
403,423
$
896,409
$
307,689
$
166,066
$
99,736
$
66,022
$
561,670
$
91,669
$
2,592,684
Residential real estate
Pass $
29,272
$
85,249
$
84,931
$
113,631
$
38,427
$
64,493
$
30,418
$
-
$
446,421
Special mention
-
647
3,540
176
-
-
-
-
4,363
Substandard - accrual
253
-
1,320
3,125
207
-
176
-
5,081
Substandard - non-
accrual
-
-
-
-
-
-
-
182
182
Doubtful
-
-
-
-
-
-
-
-
-
Total $
29,525
$
85,896
$
89,791
$
116,932
$
38,634
$
64,493
$
30,594
$
182
$
456,047
Consumer
Pass $
10,737
$
6,429
$
533
$
69
$
235
$
140
$
25,068
$
-
$
43,211
Special mention
-
-
-
-
-
6
-
-
6
Substandard - accrual
-
-
-
26
-
-
-
-
26
Substandard - non-
accrual
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Total $
10,737
$
6,429
$
533
$
95
$
235
$
146
$
25,068
$
-
$
43,243

As of September 30, 2023
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Total
Pass $
795,309
$
1,336,798
$
712,148
$
400,796
$
211,547
$
190,117
$
1,877,890
$
177,491
$
5,702,096
Special mention
23,501
33,375
17,358
2,500
17,236
11,448
30,308
6,796
142,522
Substandard - accrual
15,145
546
14,810
8,686
1,851
1,211
19,428
19,078
80,755
Substandard - non-
accrual
-
-
8,652
168
-
-
10,785
367
19,972
Doubtful
-
-
-
-
-
-
408
-
408
Total $
833,955
$
1,370,719
$
752,968
$
412,150
$
230,634
$
202,776
$
1,938,819
$
203,732
$
5,945,753

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
$
33,493

As of December 31, 2022
Amortized Cost Basis by Origination Year and Internal Risk Rating Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
Loans
Revolving
Loans
converted to
Term Loans Total
(Dollars in thousands)
Total
Pass $
1,465,996
$
936,642
$
436,548
$
247,422
$
164,096
$
149,745
$
1,593,119
$
144,606
$
5,138,174
Special mention
26,007
40,657
15,326
4,507
11,513
4,425
52,290
12,362
167,087
Substandard - accrual
10,869
987
5,837
1,412
805
1,847
12,281
22,158
56,196
Substandard - non-
accrual
-
2,583
-
6
1,383
-
6,479
191
10,642
Doubtful
-
-
-
-
-
-
618
-
618
Loss
-
-
-
-
-
12
-
-
12
Total $
1,502,872
$
980,869
$
457,711
$
253,347
$
177,797
$
156,029
$
1,664,787
$
179,317
$
5,372,729

Loan Portfolio Aging Analysis
The following tables present the Company’s

loan portfolio aging analysis as of September 30, 2023 and December 31,

2022:

As of September 30, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial and industrial
30-59 days $
54
$
18
$
-
$
24
$
-
$
-
$
1,488
$
2,089
$
3,673
60-89 days
-
-
-
-
593
235
4,360
181
5,369
Greater than 90 days
-
30
76
-
-
-
11,162
13,605
24,873
Total past due
54
48
76
24
593
235
17,010
15,875
33,915
Current
335,255
274,481
216,239
62,220
42,856
26,870
1,008,146
56,189
2,022,256
Total $
335,309
$
274,529
$
216,315
$
62,244
$
43,449
$
27,105
$
1,025,156
$
72,064
$
2,056,171
Greater than 90 days
and accruing $
-
$
30
$
76
$
-
$
-
$
-
$
543
$
13,605
$
14,254
Energy
30-59 days $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
-
-
-
-
408
-
408
Total past due
-
-
-
-
-
-
408
-
408
Current
-
7,075
-
174
-
-
206,384
125
213,758
Total $
-
$
7,075
$
-
$
174
$
-
$
-
$
206,792
$
125
$
214,166
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-

As of September 30, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Commercial real estate
- owner-occupied
30-59 days $
-
$
-
$
5,892
$
-
$
232
$
-
$
-
$
-
$
6,124
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
204
-
-
-
-
-
204
Total past due
-
-
6,096
-
232
-
-
-
6,328
Current
54,961
100,381
132,544
66,639
48,348
45,010
89,539
39,692
577,114
Total $
54,961
$
100,381
$
138,640
$
66,639
$
48,580
$
45,010
$
89,539
$
39,692
$
583,442
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Commercial real estate - non-owner-occupied
30-59 days $
4,511
$
1,775
$
-
$
-
$
-
$
-
$
249
$
-
$
6,535
60-89 days
-
-
7,530
144
-
-
-
-
7,674
Greater than 90 days
-
-
6,029
-
-
-
-
-
6,029
Total past due
4,511
1,775
13,559
144
-
-
249
-
20,238
Current
398,912
894,634
294,130
165,922
99,736
66,022
561,421
91,669
2,572,446
Total $
403,423
$
896,409
$
307,689
$
166,066
$
99,736
$
66,022
$
561,670
$
91,669
$
2,592,684
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Residential real estate
30-59 days $
-
$
14
$
-
$
-
$
-
$
-
$
-
$
-
$
14
60-89 days
-
-
-
-
-
-
-
-
-
Greater than 90 days
-
-
1,320
-
-
-
176
-
1,496
Total past due
-
14
1,320
-
-
-
176
-
1,510
Current
29,525
85,882
88,471
116,932
38,634
64,493
30,418
182
454,537
Total $
29,525
$
85,896
$
89,791
$
116,932
$
38,634
$
64,493
$
30,594
$
182
$
456,047
Greater than 90 days
and accruing $
-
$
-
$
1,320
$
-
$
-
$
-
$
176
$
-
$
1,496

As of September 30, 2023
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Consumer
30-59 days $
-
$
47
$
19
$
-
$
-
$
-
$
-
$
-
$
66
60-89 days
-
2
-
-
-
-
-
-
2
Greater than 90 days
-
-
-
-
-
-
-
-
-
Total past due
-
49
19
-
-
-
-
-
68
Current
10,737
6,380
514
95
235
146
25,068
-
43,175
Total $
10,737
$
6,429
$
533
$
95
$
235
$
146
$
25,068
$
-
$
43,243
Greater than 90 days
and accruing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
30-59 days $
4,565
$
1,854
$
5,911
$
24
$
232
$
-
$
1,737
$
2,089
$
16,412
60-89 days
-
2
7,530
144
593
235
4,360
181
13,045
Greater than 90 days
-
30
7,629
-
-
-
11,746
13,605
33,010
Total past due
4,565
1,886
21,070
168
825
235
17,843
15,875
62,467
Current
829,390
1,368,833
731,898
411,982
229,809
202,541
1,920,976
187,857
5,883,286
Total $
833,955
$
1,370,719
$
752,968
$
412,150
$
230,634
$
202,776
$
1,938,819
$
203,732
$
5,945,753
Greater than 90 days
and accruing $
-
$
30
$
1,396
$
-
$
-
$
-
$
719
$
13,605
$
15,750

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
$
33,493

As of December 31, 2022
Amortized Cost Basis by Origination Year and Past Due Status Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior

Revolving
loans
Revolving
loans
converted to
term loans Total
(Dollars in thousands)
Total
30-59 days $
4,313
$
8,651
$
-
$
1,190
$
-
$
1,049
$
2,844
$
-
$
18,047
60-89 days
-
55
2
-
5
-
980
430
1,472
Greater than 90 days
-
263
7
6
1,383
12
7,681
-
9,352
Total past due
4,313
8,969
9
1,196
1,388
1,061
11,505
430
28,871
Current
1,498,559
971,900
457,702
252,151
176,409
154,968
1,653,282
178,887
5,343,858
Total $
1,502,872
$
980,869
$
457,711
$
253,347
$
177,797
$
156,029
$
1,664,787
$
179,317
$
5,372,729
Greater than 90 days
and accruing $
-
$
159
$
7
$
-
$
-
$
-
$
584
$
-
$
750

Non-accrual Loan Analysis
Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at
an earlier date, if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following tables present the Company’s non-accrual loans

by loan segments at September 30, 2023 and December
31, 2022:

As of September 30, 2023
Amortized Cost Basis by Origination Year and On Nonaccrual Amortized Cost Basis
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total
Nonaccrual
Loans
Nonaccrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial
$
-
$
-
$
8
$
24
$
-
$
-
$
10,777
$
185
$
10,994

$
6,720
Energy
-
-
-
-
-
-
408
-
408
408
Commercial real estate -
owner-occupied
-
-
204
-
-
-
-
-
204

204
Commercial real estate -
non-owner-occupied
-
-
8,448
144
-
-
-
-
8,592
8,592
Residential real estate
-
-
-
-
-
-
-
182
182

182
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
-
$
8,660
$
168
$
-
$
-
$
11,185
$
367
$
20,380

$
16,106

As of December 31, 2022
Amortized Cost Basis by Origination Year and On Non-accrual Amortized Cost Basis
2022 2021 2020 2019 2018
2017 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Total
Nonaccrual
Loans
Nonaccrual
Loans with no
related
Allowance
(Dollars in thousands)
Commercial and industrial
$
-
$
104
$
-
$
6
$
1,383
$
12
$
6,479
$
-
$
7,984
$
7,984
Energy
-
-
-
-
-
-
618
-
618
618
Commercial real estate -
owner-occupied
-
-
-
-
-
-
-
-
-
-
Commercial real estate -
non-owner-occupied
-
2,479
-
-
-
-
-
-
2,479
2,479
Residential real estate
-
-
-
-
-
-
-
191
191
191
Consumer
-
-
-
-
-
-
-
-
-
-
Total $
-
$
2,583
$
-
$
6
$
1,383
$
12
$
7,097
$
191
$
11,272
$
11,272
We recognized
no

interest income on non-accrual loans during the three- and nine-months ended September 30, 2023.

For the three-and nine-months ended September 30, 2022, the
interest income recognized on non-accrual loans was $
0.9

million and $
1.3

million, respectively.

Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by portfolio segment for the
three- and nine-months ended September 30, 2023:

For the Three Months Ended September 30, 2023
Commercial
and Industrial Energy
Commercial
Real Estate -
Owner-
occupied
Commercial
Real Estate -
Non-owner-
occupied
Residential
Real Estate Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance $
28,929
$
4,914
$
6,361
$
23,981
$
3,268
$
114
$
67,567
PCD allowance for credit loss at acquisition
51
-
61
217
-
-
329
Charge-offs
(1,418)
-
-
-
-
-
(1,418)
Recoveries
147
2
-
-
-
-
149
Provision (release)
2,977
(573)
678
775
187
(15)
4,029
Day 1 CECL provision expense
58
-
194
643
5
-
900
Ending balance $
30,744
$
4,343
$
7,294
$
25,616
$
3,460
$
99
$
71,556
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance $
449
$
496
$
205
$
6,496
$
67
$
-
$
7,713
Provision (release)
(264)
(322)
59
(1,070)
(3)
-
(1,600)
Ending balance $
185
$
174
$
264
$
5,426
$
64
$
-
$
6,113
The ACL increased $
4.0

million during the quarter and included provision of $
4.0

million due to changes in credit quality, economic factors, an increase in specific reserves and loan growth.

Net charge-offs totaled $
1.3

million, primarily due to one commercial and industrial loan that was previously reserved.

The quarter also included increases of $
0.3
million for reserves on PCD loans and $
0.9

million of Day 1 CECL provision expense on non-PCD loans related to the Tucson acquisition.

The reserve on unfunded commitments
decreased $
1.6

million due to a decrease in unfunded commitments in the quarter.

For the Nine Months Ended September 30, 2023
Commercial
and Industrial Energy
Commercial
Real Estate -
Owner-
occupied
Commercial
Real Estate -
Non-owner-
occupied
Residential
Real Estate Consumer Total
(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance $
26,803
$
4,396
$
5,214
$
21,880
$
3,333
$
149
$
61,775
PCD allowance for credit loss at acquisition
51
-
61
217
-
-
329
Charge-offs
(3,798)
-
-
-
-
(5)
(3,803)
Recoveries
151
139
-
-
-
-
290
Provision (release)
7,479
(192)
1,825
2,876
122
(45)
12,065
Day 1 CECL provision expense
58
-
194
643
5
-
900
Ending balance $ 30,744 $ 4,343 $ 7,294 $ 25,616 $ 3,460 $
99
$ 71,556
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance $
319
$
787
$
221
$
7,323
$
35
$
3
$
8,688
Provision (release)
(134)
(613)
43
(1,897)
29
(3)
(2,575)
Ending balance $
185
$
174
$
264
$
5,426
$
64
$
-
$
6,113
The ACL increased $
9.8

million during the nine-months ended September 30, 2023 and included provision of $
12.1

million due to loan growth, changes in credit quality,
economic factors and an increase in specific reserves.

Net charge-offs were $
3.5

million, primarily due to four commercial and industrial loans.

The year-to-date increase also
included increases of $
0.3

million for reserves on PCD loans and $
0.9

million of Day 1 CECL provision expense as noted above.

The reserve on unfunded commitments decreased
$
2.6

million due to a decrease in unfunded commitments.

The following tables presents the Company’s gross

charge-offs by year of origination for the three- and nine-months ended

September 30, 2023:

For the Quarter Ended September 30, 2023
Gross Charge-offs by Origination Year Gross Charge-offs
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Gross
Charge-
offs
(Dollars in thousands)
Commercial and industrial
$
6
$
7
$
-
$
-
$
-
$
-
$
1,262
$
143
$
1,418
Energy
-
-
-
-
-
-
-
-
-
Commercial real estate - owner-occupied
-
-
-
-
-
-
-
-
-
Commercial real estate - non-owner-occupied
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
-
-
-
-
Total $
6
$
7
$
-
$
-
$
-
$
-
$
1,262
$
143
$
1,418

For the Nine Months Ended September 30, 2023
Gross Charge-offs by Origination Year Gross Charge-offs
2023 2022 2021 2020 2019
2018 and
Prior
Revolving
loans
Revolving
loans
converted
to term
loans
Gross
Charge-
offs
(Dollars in thousands)
Commercial and industrial
$
581
$
7
$
72
$
-
$
-
$
1,358
$
1,262
$
518
$
3,798
Energy
-
-
-
-
-
-
-
-
-
Commercial real estate - owner-occupied
-
-
-
-
-
-
-
-
-
Commercial real estate - non-owner-occupied
-
-
-
-
-
-
-
-
-
Residential real estate
-
-
-
-
-
-
-
-
-
Consumer
-
-
-
-
-
5
-
-
5
Total $
581
$
7
$
72
$
-
$
-
$
1,363
$
1,262
$
518
$
3,803

Collateral Dependent Loans:
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or
sale of the collateral and the borrower

is experiencing financial difficulty. The following table presents the amortized cost balance of
loans considered collateral dependent by loan segment and collateral type as of September 30, 2023 and December 31, 2022:

As of September 30, 2023
Loan Segment and Collateral Description
Amortized Cost of
Collateral Dependent
Loans
Related Allowance for
Credit Losses
Amortized Cost of
Collateral Dependent
Loans with no related
Allowance
(Dollars in thousands)
Commercial and industrial
All business assets $
11,010
$
2,149
$
6,712
Energy
Oil and natural gas properties
408
-
408
Commercial real estate - owner-occupied
Commercial real estate properties
204
-
204
Commercial real estate - non-owner-
occupied
Commercial real estate properties
6,029
-
6,029
Residential real estate
Residential real estate properties
-
-
-
Consumer
Vehicles & other personal assets
-
-
-
$
17,651
$
2,149
$
13,353

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

Effective January 1, 2023, the
Company adopted ASU 2022-02, which eliminates the accounting guidance for troubled debt restructurings (“TDR

”) and requires an
entity evaluate whether loan modifications represent a new loan or a continuation of an existing loan.

Such troubled debt modifications
(“TDM”) may include principal forgiveness, interest rate reductions, other-than-insignificant

-payment delays, term extensions or any
combination thereof.

The Company adopted this accounting standard on a prospective basis.

During the three- and nine-months ended September 30, 2023, the Company modified
four

and
seven

loans, respectively, with an
amortized cost basis at September 30, 2023 of $
9.2

million to facilitate repayment that are considered TDMs.

The following table
presents, by loan segment, the amortized cost basis as of the date shown for modified loans to borrowers experiencing financial
difficulty:

September 30, 2023
Term Extension
Amortized Cost Basis % of Loan Class
(Dollars in thousands)
Commercial and industrial $
4,674
0.2

%

Commercial real estate - owner-occupied
4,569
1.0
Total Loans $
9,243
The following schedule presents the payment status by loan class, as of September

30, 2023, of the amortized cost basis of loans
that have been modified since January 1, 2023:

September 30, 2023
Current
(Dollars in thousands)
Commercial and industrial $
4,674
Commercial real estate - owner-occupied
4,569
Total Loans $
9,243
The Company had no TDMs that were modified and had defaulted on their modified terms during the nine-months ended
September 30, 2023. For purposes of this disclosure, the Company considers “default

”

to mean 90 days or more past due on principal or
interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation,

including
collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.
The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of
September 30, 2023:

September 30, 2023
Financial Effect
Term Extension
Commercial and industrial Added a weighted average
1.2

years to the life of loan, which reduced
monthly payment amounts
Commercial real estate - owner-occupied Added a weighted average
0.5

years to the life of loan, which reduced
monthly payment amounts

Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02, TDRs were extended to borrowers who were experiencing financial difficulty and who had
been granted a concession, excluding loan modifications as a result of the COVID

-19 pandemic. The modification of terms typically
included the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate.
The outstanding balance of TDRs recognized prior to the adoption of ASU 2022-02 was $
28.1

million and $
30.5

million as of
September 30, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally
cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision (release) for credit loss expense.

The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of
the expected credit losses on commitments expected to be funded over its estimated life.

For each pool of contractual obligations
expected to be funded, the Company uses the reserve rate established for the related loan pools. The $
6

million and $
9

million allowance
for credit losses on off-balance sheet credit exposures at September 30,

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
one year

to
eighteen years

with certain options to renew. Renewal terms can extend the lease term between five years

and
twenty years
. The exercise of lease renewal options is at the Company’s

sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in the estimated value of the right of use (“ROU”) asset
and lease liability. The Company’s lease agreements

do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2023, the Company recognized one finance lease and the remaining Company leases are classified as
operating leases.
The ROU asset is included in “other assets” on the consolidated statements of financial condition, and was $
28

million and $
31
million at September 30, 2023 and December 31, 2022, respectively. Certain adjustments to the ROU asset may be required for items
such as initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other liabilities”

on the
consolidated statements of financial condition and was $
31

million and $
34

million at September 30, 2023 and December 31, 2022,
respectively.

As of September 30, 2023, the remaining weighted-average lease term is
11.2

years, and the weighted-average discount rate was
2.56
% utilizing the Company’s incremental Federal

Home Loan Bank (“FHLB”) borrowing rate for borrowings of a similar term at the date of lease commencement.
The following table presents components of operating lease expense in the accompanying consolidated statements of operations
for the three-and nine-month periods ended September 30, 2023 and

2022:

For the Three Months Ended

September 30,
For the Nine Months Ended

September 30,
2023 2022 2023 2022
(Dollars in thousands)
Finance lease amortization of right-of-use asset $
71
$
69
$
212
$
161
Finance lease interest on lease liability
67
69
204
115
Operating lease expense
726
603
2,189
1,932
Variable lease expense
487
297
1,368
855
Short-term lease expense
5
5
15
15
Total lease expense $
1,356
$
1,043
$
3,988
$
3,078

Future minimum commitments due under these lease agreements as of September

30, 2023 are as follows:

Operating Leases Finance Lease
(Dollars in thousands)
Remainder of 2023 $
1,292
$
122
2024
3,289
490
2025
3,309
490
2026
3,350
490
2027
3,340
528
Thereafter
12,619
8,296
Total lease payments $
27,199
$
10,416
Less imputed interest
3,490
2,959
Total $
23,709
$
7,457
Supplemental cash flow information –
Operating cash flows paid for operating lease amounts included in the measurement of
lease liabilities were $
2.7

million and $
2.2

million for the nine-months ended September 30, 2023 and 2022, respectively. Operating cash flows paid for finance lease amounts included in the measurement of lease liabilities was $
0.4

million and $
0.2

million for the nine-
months ended September 30, 2023 and 2022, respectively. During the nine-months ended September 30, 2023, the Company did
no
t
record any ROU assets that were exchanged for operating lease liabilities.
Note 6:

Goodwill and Core Deposit Intangible
In connection with the Tucson acquisition, the Company recorded goodwill of $
1.3

million during the three-months ended
September 30, 2023.

Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets
acquired. In accordance with GAAP, the Company performs annual tests to identify impairment of goodwill and more frequently if
events or circumstances indicate a potential impairment may exist.
No

goodwill impairment was recorded during the nine-months ended
September 30, 2023.
The Company recorded a core deposit intangible (“CDI”) of $
4.5

million during the three-months ended September 30, 2023, as part of the Tucson acquisition. The Company is amortizing the CDI from the Colorado/New Mexico acquisition and the Tucson
acquisition over their estimated useful lives of approximately
10

years using the sum of the years’ digits accelerated method. The
Company recognized core deposit intangible amortization expense of $
0.9

million and $
2.5

million for the three- and nine-month
periods ended September 30, 2023,

respectively.
The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the CDI at September 30,
2023 and December 31, 2022 were:

Gross Carrying
Amount
Accumulated
Amortization
Net Carrying
Amount
(Dollars in thousands)
September 30, 2023
Goodwill
$
14,135
$
-
$
14,135
Core deposit intangible
21,938
3,780
18,158
Total goodwill and intangible assets
$
36,073
$
3,780
$
32,293
December 31, 2022
Goodwill
$
12,836
$
-
$
12,836
Core deposit intangible
17,479
1,234
16,245
Total goodwill and intangible assets
$
30,315
$
1,234
$
29,081

The following table shows the estimated future amortization expense for the CDI as of September 30, 2023:

Amount
Years ending December 31, (Dollars in thousands)
For the three months ending December 31, 2023
$
958
For the year ending December 31, 2024
3,569
For the year ending December 31, 2025
3,155
For the year ending December 31, 2026
2,739
For the year ending December 31, 2027
2,325

Note 7:

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

however, the amortization of the
gains on these instruments began in 2023 based on the original effective dates of these swaps. Derivatives designated and that qualify as
cash flow hedges include
five

instruments with a notional amount of $
340

million and
one

instrument with a notional amount of
$
250

million at September 30, 2023 and December 31, 2022, respectively.
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
2.7

million will be reclassified as a decrease to net interest income during the next twelve months.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of
5.6

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

These
44

and
49

swaps had an aggregate notional amount of $
350

million and $
421

million at September 30, 2023 and
December 31, 2022, respectively.
Fair Values

of Derivative Instruments on the Consolidated Statements of Financial

Condition
The table below presents the fair value of the Company’s

derivative financial instruments and their classification on the consolidated statements of financial condition as of September

30, 2023 and December 31, 2022:

Asset Derivatives Liability Derivatives
Statement of
Financial
Condition
September 30,

December 31,

Statement of
Financial
Condition
September 30,

December 31,

Location 2023 2022 Location 2023 2022
(Dollars in thousands)
Interest rate products:
Derivatives
designated as hedging
instruments
Other assets
and Interest
receivable
$
217
$
-
Interest payable
and other
liabilities
$
10,035
$
5,403
Derivatives not
designated as hedging
instruments
Other assets
and Interest
receivable
12,468
11,038
Interest payable
and other
liabilities
12,473
11,039
Total
$
12,685
$
11,038
$
22,508
$
16,442
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss)

for the
three- and nine-months ended September 30, 2023 and 2022.

Location of
Gain or (Loss)
Recognized
from
Accumulated
Other
Comprehensive
Income into
Earnings
Gain or
(Loss)
Recognized
in OCI on
Derivative
Gain or
(Loss)
Recognized
in OCI
Included
Component
Gain or
(Loss)
Recognized
in OCI
Excluded
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Included
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Excluded
Component
(Dollars in thousands)
For the Three Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Income $
(2,333)
$
(2,333)
$
-
$
-
$
-
$
-
Interest Rate Products Interest Expense
44
44
-
93
93
-
Total $
(2,289)
$
(2,289)
$
-
$
93
$
93
$
-
For the Three Months Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Income $
(6,891)
$
(6,891)
$
-
$
-
$
-
$
-
Interest Rate Products Interest Expense
(185)
(185)
-
-
-
-
Total $
(7,076)
$
(7,076)
$
-
$
-
$
-
$
-

Location of
Gain or (Loss)
Recognized
from
Accumulated
Other
Comprehensive
Income into
Earnings
Gain or
(Loss)
Recognized
in OCI on
Derivative
Gain or
(Loss)
Recognized
in OCI
Included
Component
Gain or
(Loss)
Recognized
in OCI
Excluded
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Included
Component
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
Earnings
Excluded
Component
(Dollars in thousands)
For the Nine Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Income $
(4,632)
$
(4,632)
$
-
$
-
$
-
$
-
Interest Rate Products Interest Expense
251
251
-
102
102
-
Total $
(4,381)
$
(4,381)
$
-
$
102
$
102
$
-
For the Nine Months Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products Interest Income $
(6,891)
$
(6,891)
$
-
$
-
$
-
$
-
Interest Rate Products Interest Expense
3,855
3,855
-
-
-
-
Total $
(3,036)
$
(3,036)
$
-
$
-
$
-
$
-
As of September 30, 2023 and December 31, 2022, the Company had

minimum collateral thresholds with certain of its derivative counterparties and has received collateral of $
2.2

million and $
4.9

million, respectively.
Note 8:

Time Deposits and Borrowings
The scheduled maturities, excluding interest, of the Company’s borrowings at September 30, 2023 were as follows:

September 30, 2023
Within One
Year
One to Two
Years
Two to
Three Years
Three to
Four Years
Four to Five
Years
After Five
Years Total
(Dollars in thousands)
Time deposits $
1,612,087
$
126,478
$
1,795
$
2,833
$
460
$
-
$
1,743,653
Fed funds purchased &
repurchase agreements
1,555
-
-
-
-
-
1,555
FHLB borrowings
2,172
11,359
-
7,500
52,500
15,000
88,531
Line of credit
-
7,500
-
-
-
-
7,500
SBA secured borrowing
-
-
-
-
-
7,901
7,901
Trust preferred securities
(1)
-
-
-
-
-
1,103
1,103
$
1,615,814
$
145,337
$
1,795
$
10,333
$
52,960
$
24,004
$
1,850,243
(1) The contract value of the trust preferred securities is $
2.6

million and is currently being accreted to the maturity date of 2035.

Note 9:

Change in Accumulated Other Comprehensive Income (Loss)

Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations during the three-

and
nine-month periods ended September 30, 2023 and 2022, were as follows:

Three Months Ended Nine Months Ended
September 30,

September 30,

Affected Line Item in the
2023 2022 2023 2022 Statements of Operations
(Dollars in thousands)
Realized (losses) gains on available-for-sale
securities $
(60)
$
(4)
$
3
$
(43)
Other non-interest income
Less: tax (benefit) expense effect
(14)
(1)
1
(11)
Income tax expense
Realized (losses) gains on available-for-sale
securities, net of income tax
(46)
(3)
2
(32)

Interest income on cash flow hedges $
93
$
-
$
102
$
-
Interest expense - Deposits
Less: tax expense effect
22
-
24
-
Income tax expense
Interest income on cash flow hedges, net of
tax $
71
$
-
$
78
$
-
Total reclassified amount $
25
$
(3)
$
80
$
(32)

Note 10:

Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
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

Bank’s regulatory capital ratios.

The Company’s and the Bank’s

actual capital amounts and ratios as of September 30, 2023 and December 31,

2022 are presented
in the following table:

Actual
Required to be Considered

Well Capitalized
Required to be Considered
Adequately Capitalized (1)
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
September 30, 2023
Total Capital to Risk-Weighted Assets
Consolidated $
783,978
10.9
%

N/A

N/A

$
755,561
10.5
%
Bank
786,328
10.9
$
719,146
10.0
%
755,104
10.5
Tier I Capital to Risk-Weighted Assets
Consolidated
706,889
9.8
N/A
N/A
611,645
8.5
Bank
709,239
9.9
545,317
8.0
611,274
8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated
698,036
9.7

N/A

N/A

503,708
7.0
Bank
709,239
9.9
467,445
6.5
503,402
7.0
Tier I Capital to Average Assets
Consolidated
706,889
9.9
N/A
N/A
286,589
4.0
Bank $
709,239
9.9
% $
358,262
5.0
% $
286,610
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

Stock Purchase Plan. The aggregate number of
shares authorized for future issuance under the Omnibus Plan is
1,328,538

shares as of September 30, 2023.

The table below summarizes the stock-based compensation for the three- and nine-months-ended

September 30, 2023 and 2022:

Three Months Ended Nine Months Ended
September 30,

September 30,

2023 2022 2023 2022
(Dollars in thousands)
Stock appreciation rights $
27
$
75
$
168
$
262
Performance-based stock awards
305
200
839
611
Restricted stock units and awards
807
763
2,575
2,336
Employee stock purchase plan
69
31
129
95
Total stock-based compensation $
1,208
$
1,069
$
3,711
$
3,304

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
0
% of target
and
150
% of target.
During the nine-month period ended September 30, 2023, the Company granted
128,005

PBRSUs. The performance metrics
include three-year cumulative earnings per share and relative total shareholder return.
The following table summarizes the status of and changes in the PBRSUs:

Performance-Based Restricted

Stock Unit Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2023
134,286
$
14.52
Granted
128,005
14.13
Vested
(20,736)
13.55
Forfeited
(7,227)
14.90
Unvested, September 30, 2023
234,328
$
14.38

Unrecognized stock-based compensation related to the performance awards issued through

September 30, 2023 was $
2.1

million
and is expected to be recognized over
2.1

years.
Restricted Stock Units and Restricted Stock Awards
The Company issues time-based restricted stock units (“RSUs”)

and restricted stock awards (“RSAs”) to provide incentives to key officers, employees, and non-employee directors. Awards are typically granted annually as determined by the

Compensation
Committee. The service-based RSUs typically vest in equal amounts over three years
. The service-based RSAs typically cliff-vest after
one year
.
The following table summarizes the status of and changes in the RSUs and RSAs:

Restricted Stock Units and Awards
Number of Shares
Weighted-Average
Grant Date Fair Value
Unvested, January 1, 2023
416,980
$
14.13
Granted
333,979
13.20
Vested
(226,721)
13.60
Forfeited
(44,620)
14.33
Unvested, September 30, 2023
479,618
$
13.62

Unrecognized stock-based compensation related to the RSUs and RSAs issued through September

30, 2023 was $
4.8

million and
is expected to be recognized over
1.9

years.

Note 12:

Stock Warrants
The Company had
80,000

outstanding, fully vested warrants to purchase common stock at a strike price of $
5.00

per share as of
December 31, 2022. During the nine-month period ended September 30,

2023, the remaining, fully vested
80,000

warrants were
exercised and cash settled resulting in a reduction to additional paid in capital of $
0.4

million. There were
no

outstanding warrants as of
September 30, 2023.

Note 13:

Stockholders’ Equity
The following table presents the computation of basic and diluted earnings per common share:

Three Months Ended Nine Months Ended
September 30, September 30,
2023 2022 2023 2022
(Dollars in thousands except per share data)
Earnings per Common Share
Net Income $
16,863
$
17,280
$
49,018
$
49,653
Less: preferred stock dividends
155
-
258
-
Net income available to common stockholders $
16,708
$
17,280
$
48,760
$
49,653
Weighted average common shares
49,214,653
49,266,811
48,867,144
49,755,184
Earnings per common share $
0.34
$
0.35
$
1.00
$
1.00
Diluted Earnings per Common Share
Net Income $
16,863
$
17,280
$
49,018
$
49,653
Less: preferred stock dividends
155
-
258
-
Net income available to common stockholders $
16,708
$
17,280
$
48,760
$
49,653
Weighted average common shares
49,214,653
49,266,811
48,867,144
49,755,184
Effect of dilutive shares
265,454
454,682
317,666
525,409
Weighted average dilutive common shares
49,480,107
49,721,493
49,184,810
50,280,593
Diluted earnings per common share $
0.34
$
0.35
$
0.99
$
0.99
Stock-based awards not included because to do so would be
antidilutive
881,351
529,336
914,519
334,725
Dividends of $
155

thousand and $
258

thousand related to the Series A

Non-Cumulative Perpetual Preferred Stock were declared
and paid during the three- and nine-months ended September 30, 2023, respectively.

In October 2023, the Board of Directors declared a
quarterly dividend on Series A Non-Cumulative Perpetual Preferred Stock in the amount of $
20.00

per share to be payable on
December
15, 2023

to shareholders of record as of
November 30, 2023
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

Recurring Measurements
The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial
condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements
fall at September 30, 2023 and December 31, 2022:

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
Level 2 Note 7:
Derivatives and
Hedging

Non-recurring Measurements
The following tables present assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in
which the fair value measurements fall at September 30, 2023 and

December 31, 2022:

September 30, 2023
Fair Value Measurements Using
Fair Value
Quoted Prices in Active
Markets for Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Unobservable
Inputs (Level 3)
(Dollars in thousands)
Collateral-dependent loans $
17,651
$
-
$
-
$
17,651

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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in non-recurring Level 3 fair value
measurements at September 30, 2023 and December 31, 2022:

September 30, 2023
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
0
% -
50
%
Collateral dependent loans
17,651
(
17
)%

December 31, 2022
Fair Value Valuation Techniques
Unobservable
Inputs
Range
(Weighted Average)
(Dollars in thousands)
$
Market comparable
properties
Marketability
discount
0

% -
100
%
Collateral dependent loans
8,728
(
13
)%
$
Market comparable
properties
Marketability
discount
10
%
Foreclosed assets held-for-sale
1,745
(
10
)%

The following tables present the estimated fair values of the Company’s financial instruments at September 30, 2023 and
December 31, 2022:

September 30, 2023
Carrying Fair Value Measurements
Amount Level 1 Level 2 Level 3
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
233,191
$
233,191
$
-
$
-
Available-for-sale securities
750,487
-
750,487
-
Loans, net of allowance for credit losses
5,874,197
-
-
5,820,212
Restricted equity securities
4,396
-
-
4,396
Interest receivable
35,814
-
35,814
-
Equity securities
5,202
-
-
5,202
Derivative assets
12,315
-
12,315
-
Financial Liabilities
Deposits $
6,331,621
$
1,028,974
$
-
$
5,301,120
Federal Home Loan Bank advances
88,531
-
81,569
-
Other borrowings
18,059
-
18,630
-
Interest payable
17,885
-
17,885
-
Derivative liabilities
22,198
-
22,198
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

2023 and December 31, 2022:

September 30, 2023 December 31, 2022
(Dollars in thousands)
Commitments to originate loans $
141,208
$
134,961
Standby letters of credit
72,056
66,889
Lines of credit
2,156,380
2,705,730
Future lease commitments
5,833
1,888
Commitments related to investment funds
4,798
3,403
$
2,380,275
$
2,912,871

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF
OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in
conjunction with our consolidated financial statements and related notes as of and for the three-

and nine-months ended September 30,
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

“Cautionary Note Regarding Forward-
Looking Statements”

located elsewhere in this quarterly report and in Item 1A “Risk Factors”

in our 2022 Form 10-K and should be
read herewith.
Performance Measures
As of or For the Quarter Ended As of or For the Nine Months Ended
September 30, June 30, March 31, December 31, September 30, September 30, September 30,
2023 2023 2023 2022 2022 2023 2022
Return on average assets (1) 0.94% 0.93% 0.97% 0.77% 1.19% 0.95% 1.18%
Adjusted return on average
assets
(1)(2)
1.04% 1.00% 1.04% 1.15% 1.19% 1.03% 1.21%
Return on average common
equity (1) 10.19% 10.00% 10.54% 8.04% 11.18% 10.24% 10.59%
Adjusted return on average
common equity
(1)(2)
11.26% 10.81% 11.30% 12.03% 11.22% 11.12% 10.82%
Earnings per common share - basic $ 0.34 $ 0.33 $ 0.33 $ 0.25 $ 0.35 $ 1.00 $ 1.00
Earnings per common share -
diluted $ 0.34 $ 0.33 $ 0.33 $ 0.24 $ 0.35 $ 0.99 $ 0.99
Adjusted earnings per common
share - diluted (1) $ 0.37 $ 0.35 $ 0.35 $ 0.36 $ 0.35 $ 1.08 $ 1.01
Efficiency ratio
(3)
59.49% 62.02% 60.81% 62.40% 53.20% 60.77% 55.97%
Adjusted efficiency ratio -
FTE (2)(3)(4) 55.17% 57.27% 56.42% 55.01% 52.25% 56.28% 54.21%
Ratio of equity to assets 8.96% 9.15% 9.36% 9.22% 9.93% 8.96% 9.93%
(1)

Interim periods annualized
(2)

Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures"

below for a reconciliation of these measures.
(3)

We calculate efficiency ratio as non-interest expense

divided by the sum of net interest income and

non-interest income.
(4)

Tax exempt income (tax-free municipal securities)

is calculated on a tax equivalent basis.

The incremental tax rate used is 21.0%
Third Quarter 2023 Highlights
During the third quarter ended September 30, 2023, we accomplished the following:
● Improved profitability as operating revenue, adjusted diluted earnings per common share (1) , and adjusted return on average common equity (1)

increased compared to the prior quarter and the prior year third quarter; year-to-date

2023 operating
revenue grew 21% compared to the prior year
●
Completed the previously-announced acquisition of Canyon Bancorporation,

Inc. and its wholly owned subsidiary, Canyon
Community Bank, N.A. (the “Tucson acquisition”)
o
Added $106 million of loans net of $5.2 million in acquired loan marks, $165 million of deposits and $4.5 million of
core deposit intangible
o
Deepened our Arizona franchise; system integration planned for the fourth quarter of 2023
● Loans grew $149 million, or 2.6%, for the quarter and grew 10.7% year-to date
o
Excluding the Tucson acquisition, loans grew 0.8% for the quarter and 8.7% year-to-date
●
Deposits grew $232 million, or 3.8%, for the quarter and grew 12.0%

year-to-date
o
Excluding the Tucson acquisition, deposits grew 1.1% for the quarter and 9.1% year-to-date
o
Non-interest-bearing deposits increased 11% from the prior quarter,

and increased 6% excluding the impact of the
Tucson acquisition

●
Non-performing assets increased to 0.50% of total assets but were contained within a few relationships of manageable size;
Net charge-offs of $1.3 million were previously reserved and represented an annualized rate of 0.09% of average loans
●
Reduced non-interest expense compared to the linked quarter,

progressing towards our longer-term efficiency goal
(1)
Represents a non-GAAP financial measure.

See “Non-GAAP Financial Measures” below

for a reconciliation of these measures.
Mergers and Acquisitions

Update
During the third quarter of 2023, the Company completed its acquisition of Canyon whereby Canyon Bancorporation, Inc. was
ultimately merged with and into CrossFirst Bankshares, Inc. and Canyon Community

Bank, N.A. was merged with and into CrossFirst
Bank. In accordance with the agreement, the Company paid approximately

$9.1 million of cash consideration and issued 597,645

shares
of Company common stock,

and the Company and the Bank assumed all of the assets and liabilities of the Canyon entities with which
they merged by operation of law.

System integration is expected to occur during the fourth quarter of 2023.

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
Quarter Ended Nine Months Ended
9/30/2023 6/30/2023 3/31/2023 12/31/2022 9/30/2022 9/30/2023 9/30/2022
(Dollars in thousands, except per share data)
Adjusted net income:
Net income (GAAP) $ 16,863 $ 16,047 $ 16,108 $ 11,946 $ 17,280 $ 49,018 $ 49,653
Add: Acquisition costs 1,328 338 1,477 3,570 81 3,143 320
Add: Acquisition - Day 1 CECL

provision
900 - - 4,400 - 900 -
Add: Employee separation - 1,300 - - - 1,300 1,063
Less: Tax effect (1) (468) (344) (310) (2,045) (17) (1,122) (290)
Adjusted net income $ 18,623 $ 17,341 $ 17,275 $ 17,871 $ 17,344 $ 53,239 $ 50,746
Preferred stock dividends $ 155 $ 103 $ - $ - $ - $ 258 $ -
Diluted weighted average common shares outstanding 49,480,107 48,943,325 49,043,621 49,165,578 49,725,207 49,184,810 50,280,593
Earnings per common share – diluted (GAAP) $ 0.34 $ 0.33 $ 0.33 $ 0.24 $ 0.35 $ 0.99 $ 0.99
Adjusted earnings per common share – diluted $ 0.37 $ 0.35 $ 0.35 $ 0.36 $ 0.35 $ 1.08 $ 1.01
(1)
Represents the tax impact of the adjustments at a tax rate

of 21.0%, plus permanent tax expense associated with

merger related transactions.

Quarter Ended Nine Months Ended
9/30/2023 6/30/2023 3/31/2023 12/31/2022 9/30/2022 9/30/2023 9/30/2022
(Dollars in thousands)
Adjusted return on average assets:
Net income (GAAP) $ 16,863 $ 16,047 $ 16,108 $ 11,946 $ 17,280 $ 49,018 $ 49,653
Adjusted net income 18,623 17,341 17,275 17,871 17,344 53,239 50,746
Average assets $ 7,114,228 $ 6,929,972 $ 6,712,801 $ 6,159,783 $ 5,764,347 $ 6,920,471 $ 5,625,317
Return on average assets (GAAP) 0.94% 0.93% 0.97% 0.77% 1.19% 0.95% 1.18%
Adjusted return on average assets 1.04% 1.00% 1.04% 1.15% 1.19% 1.03% 1.21%
Quarter Ended Nine Months Ended
9/30/2023 6/30/2023 3/31/2023 12/31/2022 9/30/2022 9/30/2023 9/30/2022
(Dollars in thousands)
Adjusted return on average common equity:
Net income (GAAP) $ 16,863 $ 16,047 $ 16,108 $ 11,946 $ 17,280 $ 49,018 $ 49,653
Preferred stock dividends 155 103 - - - 258 -
Net income attributable to common shareholders (GAAP) $ 16,708 $ 15,944 $ 16,108 $ 11,946 $ 17,280 $ 48,760 $ 49,653
Adjusted net income $ 18,623 $ 17,341 $ 17,275 $ 17,871 $ 17,344 $ 53,239 $ 50,746
Preferred stock dividends 155 103 - - - 258 -
Adjusted net income attributable to common shareholders $ 18,468 $ 17,238 $ 17,275 $ 17,871 $ 17,344 $ 52,981 $ 50,746
Average common equity $ 650,494 $ 639,741 $ 619,952 $ 589,587 $ 613,206 $ 636,841 $ 627,016
Return on average common equity (GAAP) 10.19% 10.00% 10.54% 8.04% 11.18% 10.24% 10.59%
Adjusted return on average common equity 11.26% 10.81% 11.30% 12.03% 11.22% 11.12% 10.82%
Quarter Ended
9/30/2023 6/30/2023 3/31/2023 12/31/2022 9/30/2022
(Dollars in thousands, except per share data)
Tangible common stockholders' equity:
Total stockholders' equity (GAAP) $ 643,051 $ 651,483 $ 645,491 $ 608,599 $ 580,547
Less: goodwill and other intangible assets 32,293 27,457 28,259 29,081 71
Less: preferred stock 7,750 7,750 7,750 - -
Tangible common stockholders' equity $ 603,008 $ 616,276 $ 609,482 $ 579,518 $ 580,476
Common shares outstanding at end of period 49,295,036 48,653,487 48,600,618 48,448,215 48,787,696
Book value per common share (GAAP) $ 13.04 $ 13.39 $ 13.28 $ 12.56 $ 11.90
Tangible book value per common share $ 12.23 $ 12.67 $ 12.54 $ 11.96 $ 11.90

Quarter Ended Nine Months Ended
9/30/2023 6/30/2023 3/31/2023 12/31/2022 9/30/2022 9/30/2023 9/30/2022
(Dollars in thousands)
Adjusted Efficiency Ratio - FTE (1)
Non-interest expense $ 36,354 $ 37,412 $ 38,092 $ 36,423 $ 28,451 $ 111,858 $ 85,319
Less: Acquisition costs (1,328) (338) (1,477) (3,570) (81) (3,143) (320)
Less: Core deposit intangible amortization (922) (802) (822) (291) - (2,546) -
Less: Employee separation - (1,300) - - - (1,300) (1,063)
Adjusted Non-interest expense (numerator) $ 34,104 $ 34,972 $ 35,793 $ 32,562 $ 28,370 $ 104,869 $ 83,936
Net interest income 55,127 54,539 58,221 54,015 49,695 167,887 139,519
Tax equivalent interest income (1) 707 750 797 818 820 2,254 2,403
Non-interest income 5,981 5,779 4,421 4,359 3,780 16,181 12,922
Total tax-equivalent income (denominator) $ 61,815 $ 61,068 $ 63,439 $ 59,192 $ 54,295 $ 186,322 $ 154,844
Efficiency Ratio (GAAP) 59.49% 62.02% 60.81% 62.40% 53.20% 60.77% 55.97%
Adjusted Efficiency Ratio - FTE
(1)
55.17% 57.27% 56.42% 55.01% 52.25% 56.28% 54.21%
(1)
Tax exempt income (tax-free municipal securities)

is calculated on a tax equivalent basis. The incremental

tax rate used is 21.0%.

Results of Operations
Overview
Net income totaled $16.9 million, or $0.34 per diluted common share, for the three-months ended September, 30, 2023 compared
to $17.3 million, or $0.35 per diluted common share, during the three-months ended

September 30, 2022.

For the nine-month periods
ending September 30, 2023 and 2022, net income totaled $49.0 million, or $0.99 per diluted common share, and $49.7 million, or $0.99
per diluted common share, respectively.

For both comparative periods, increases in net interest income and non-interest income were
more than offset by higher non-interest expense.
The third quarter of 2023 included acquisition-related charges of $1.3 million and Day 1 CECL provision expense on acquired
loans of $0.9 million, resulting in adjusted net income (1)

of $18.6 million, or $0.37 per diluted common share on an adjusted basis
(1)
.

The nine-months ended September 30, 2023 included acquisition-related charges of $3.1 million,

Day 1 CECL provision expense on
acquired loans of $0.9 million and employee separation costs of $1.3 million resulting in adjusted net income
(1)

of $53.2 million, or
$1.08 per diluted common share, on an adjusted basis (1) .
Return on average assets was 0.94% and 0.95% for the three- and nine-months ended

September 30, 2023, respectively.

Adjusted
return on average assets (1)

was 1.04% and 1.03% for the same periods.

Return on average common equity was 10.19% and 10.24% for
the three- and nine-months ended September 30, 2023, respectively.

Adjusted return on average common equity
(1)

was 11.26% and
11.12% for the same periods.

(1)

Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures" above for

a reconciliation of these measures.
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

Three Months Ended
September 30, 2023 September 30, 2022
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate (4)
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate (4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable
$ 357,260
$
3,216
3.60%
$ 213,775
$
1,241
2.32%
Securities - tax-exempt
(1)
489,320 4,072
3.33
560,541 4,725
3.37
Federal funds sold
332 5
5.97
- -
-
Interest-bearing deposits in other banks
198,068 2,439
4.89
231,345 1,193
2.05
Gross loans, net of unearned income
(2)(3)
5,907,730 103,631
6.96
4,626,684 59,211
5.08
Total interest-earning assets - FTE
(1)
6,952,710
$
113,363
6.47%
5,632,345
$
66,370
4.68%
Allowance for credit losses
(69,415) (56,995)
Other non-interest-earning assets 230,933 188,997
Total assets
$ 7,114,228 $ 5,764,347
Interest-bearing liabilities
Transaction deposits
$ 689,973
$
5,727
3.29%
$ 531,999
$
1,539
1.95%
Savings and money market deposits
2,775,549 29,655
4.24
2,519,574 10,568
1.66
Time deposits
1,795,798 20,915
4.62
733,607 2,802
1.52
Total interest-bearing deposits
5,261,320 56,297
4.25
3,785,180 14,909
1.56
FHLB and short-term borrowings
131,420 1,169
3.53
165,196 907
2.18
Trust preferred securities, net of fair value
adjustments 1,091 63 22.91 1,037 39 14.58
Non-interest-bearing deposits 954,005 - - 1,137,626 - -
Cost of funds
6,347,836
$
57,529
3.60%
5,089,039
$
15,855
1.23%
Other liabilities
108,148 62,102
Stockholders’

equity
658,244 613,206
Total liabilities and stockholders’ equity
$ 7,114,228 $ 5,764,347
Net interest income - FTE (1) $
55,834
$
50,515
Net interest spread - FTE (1) 2.87% 3.46%
Net interest margin - FTE (1) 3.19% 3.56%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2)
Loans, net of unearned income include non-accrual loans of $20 million and $17 million as of September 30, 2023 and 2022, respectively.
(3)
Loan interest income includes loan fees of $3 million for the three-months ended September 30, 2023 and 2022.
(4)
Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Nine Months Ended
2023 2022
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
Average
Balance
Interest
Income /
Expense
Average
Yield /
Rate
(4)
(Dollars in thousands)
Interest-earning assets:
Securities - taxable $ 321,128 $ 8,313 3.45% $ 218,421 $ 3,728 2.28%
Securities - tax-exempt - FTE
(1)
514,333 12,984
3.37
549,490 13,845
3.36
Federal funds sold
691 11
2.13
- -
-
Interest-bearing deposits in other banks
179,649 6,056
4.51
246,213 1,714
0.93
Gross loans, net of unearned income
(2)(3)
5,742,621 292,231
6.80
4,466,887 149,266
4.47
Total interest-earning assets - FTE (1)
6,758,422
$
319,595
6.32%
5,481,011
$
168,553
4.11%
Allowance for credit losses
(66,265) (57,213)
Other non-interest-earning assets
228,314 201,519
Total assets
$ 6,920,471 $ 5,625,317
Interest-bearing liabilities
Transaction deposits
$ 610,869
$
13,566
2.97%
$ 541,933
$
2,134
0.89%
Savings and money market deposits
2,787,915 80,151
3.84
2,386,205 15,285
0.86
Time deposits
1,505,329 47,968
4.26
627,458 5,733
1.22
Total interest-bearing deposits
4,904,113 141,685
3.86
3,555,596 23,152
0.87
FHLB and short-term borrowings 250,795 7,593 4.05 241,897 3,385 1.87
Trust preferred securities, net of fair value
adjustments 1,077 176 21.85 1,024 94 12.29
Non-interest-bearing deposits
1,022,469 -
-
1,148,150 -
-
Cost of funds
6,178,454
$
149,454
3.23%
4,946,667
$
26,631
0.72%
Other liabilities
99,896 51,634
Stockholders’

equity
642,121 627,016
Total liabilities and stockholders’ equity
$ 6,920,471 $ 5,625,317
Net interest income - FTE
(1)
$
170,141
$
141,922
Net interest spread - FTE
(1)
3.09% 3.39%
Net interest margin - FTE
(1)
3.36% 3.46%
(1) Tax exempt income is calculated on a tax equivalent basis. Tax-free municipal securities are exempt from Federal income taxes. The incremental tax rate used is 21.0%.
(2) Loans, net of unearned income include non-accrual loans of $20 million and $17 million as of September 30, 2023 and 2022, respectively.
(3) Loan interest income includes loan fees of $10 million for the nine-months ended September 30, 2023 and 2022.
(4) Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Net interest income

-

Net interest income increased $5.4 million and $28.4 million and net interest income

- FTE increased $5.3 million
and $28.2 million for the three-

and nine-month periods

ended September 30, 2023 compared to the same periods

in 2022,

respectively.

Compared to the third quarter of 2022,

net interest margin - FTE for the third quarter of 2023 decreased 37 basis points.

For the nine-
months ended September 30, 2023 compared to the same period in 2022, net interest margin - FTE decreased 10 basis points.
Average earning assets totaled $7.0 billion for the three-month period ended September 30, 2023 and $6.8

billion for the nine-month
period ended September 30, 2023, resulting in increases

of $1.3

billion for both periods,

compared to the same periods

in 2022,
inclusive of the impact of the acquisition of Farmers & Stockmens Bank (the

“Colorado/New Mexico acquisition”) and the Tucson
acquisition. The increases were driven by higher average loan and investment portfolio balances, partially offset by lower average cash
balances for the three- and nine-month periods

ended September 30, 2023 compared to the corresponding periods in 2022.
The FTE yield on earning assets increased 1.79%

from the third quarter of 2022 to the third quarter of 2023 and increased 2.21% for the
nine-months ended September 30, 2023, compared to the same period in 2022 due to new loan production as well as repricing of
variable rate loans, partially offset by the impact of non-accrual loan interest reversals.

The cost of funds increased 2.37% and 2.51%
over the same periods

due to pricing pressure on interest-bearing deposits from the higher interest rate environmen

t

as well as client
migration into higher cost deposit products compared to the prior year.
The Company currently anticipates net interest margin - FTE to be in a range of 3.20%

to 3.25% for the fourth quarter of 2023.
Provision
For the Three Months Ended For the Nine Months Ended
September 30,

September 30,

2023 2022 2023 2022
(Dollars in thousands)
Provision for credit losses - loans $ 4,929 $ 1,923 $ 12,965 $ 3,297
Provision for credit losses - off-balance sheet (1,600) 1,411 (2,575) 1,547
Total provision for credit losses $ 3,329 $ 3,334 $ 10,390 $ 4,844
Provision expense of $3.3 million for the third quarter of 2023 was consistent with the same period in 2022.

For the nine-months
ended September 30, 2023 provision expense of $10.4 million increased $5.5 million compared to the same period in 2022.

Increases
due to loan growth, changes in credit quality, economic factors, an increase in specific reserves and $0.9 million of Day 1 CECL
provision expense related to the Tucson acquisition were partially offset by a decrease related to the decrease in unfunded commitments.

Non-Interest Income
The components of non-interest income were as follows for the periods shown:
Three Months Ended Nine Months Ended
September 30,

September 30,

Change Change
2023 2022 $ % 2023 2022 $ %
(Dollars in thousands)
Service charges and fees on customer
accounts
$ 2,249 $ 1,566 $ 683 44% $ 6,188 $ 4,520 $ 1,668 37%
ATM and credit card interchange income 1,436 1,326 110 8 3,913 5,513 (1,600) (29)
Gain on sale of loans 739 - 739

NM

2,131 - 2,131

NM

Income from bank-owned life insurance 437 405 32 8 1,266 1,200 66 6
Swap fees and credit valuation adjustments,
net
57 (7) 64

NM

231 123 108 88
Other non-interest income 1,063 490 573 117 2,452 1,566 886 57
Total non-interest income $
5,981
$
3,780
$
2,201
58% $
16,181
$
12,922
$
3,259
25%
The changes in non-interest income were driven primarily by the following:

Service charges and fees on customer accounts

- The increases for the three- and nine-month periods

ended September 30, 2023
compared to the corresponding periods in 2022 were driven primarily by increases in account analysis fees due to increased client
volume from new markets and acquired accounts as well as various fee increases on commercial accounts.
ATM and credit card interchange income

– The increase in ATM and credit card interchange income for the three-months ended
September 30, 2023 compared to the three-months ended September 30,

2022 was primarily due to increases in ATM fee income due to higher transaction volume. The decrease in ATM and credit card interchange income for the nine-months ended September 30, 2023 compared to the same period in 2022 was driven primarily by a decrease in credit card fees due to one large customer with pandemic-
related activity that did not occur in the current year,

partially offset by increases in ATM fee income.

Gain on sale of loans
– The increases

for the three-

and nine-month periods ended September 30, 2023 compared to

the same periods
for 2022 were due to mortgage and SBA loan sale activity in 2023.

Our SBA lending team is a specialty lending vertical we augmented from the Colorado/New Mexico acquisition in the fourth quarter of 2022.

Other non-interest income
– The increases for the three-

and nine-month periods ended September 30, 2023 compared to the same periods for 2022 were due to stronger client-related transactional income and an increase in gains on equity securities.
Non-Interest Expense
The components of non-interest expense were as follows for the periods indicated:
Quarter Ended Nine Months Ended
September 30,

September 30,

Change Change
2023 2022 $ % 2023 2022 $ %
(Dollars in thousands)
Salaries and employee benefits $ 22,017 $ 18,252 $ 3,765 21% $ 68,700 $ 53,288 $ 15,412 29%
Occupancy 3,183 2,736 447 16 9,211 7,851 1,360 17
Professional fees 1,945 580 1,365 235 5,533 2,453 3,080 126
Deposit insurance premiums 1,947 903 1,044 116 5,359 2,355 3,004 128
Data processing 904 877 27 3 3,203 2,849 354 12
Advertising 593 796 (203) (26) 1,994 2,247 (253) (11)
Software and communication 1,898 1,222 676 55 5,204 3,689 1,515 41
Foreclosed assets, net - 9 (9) (100) 128 (30) 158 NM
Other non-interest expense 2,945 3,057 (112) (4) 9,980 10,559 (579) (5)
Core deposit intangible amortization 922 19 903 4,753 2,546 58 2,488 4,290
Total non-interest expense $
36,354
$
28,451
$
7,903
28% $
111,858
$
85,319
$
26,539
31%
Non-interest expense increased $7.9 million and $26.5 million for the three-

and nine-month periods

ended September 30, 2023
compared to the same periods

in 2022.

The third quarter of 2023 included $1.3 million of acquisition-related expenses,

with $0.8 million

included in professional fees, $0.3 million in salaries and employee benefits, $0.1 million in software and communication, and $0.1
million in other non-interest expense.

The nine-months ended September 30, 2023 included $3.1 million of acquisition

-related
expenses, most of which were included in professional fees and salaries and employee benefits, and $1.3 million of employee separation
costs included in salaries and employee benefits. The three-month period ended September

30, 2022 included $0.1

million of
acquisition-related expenses, most of which were included in professional fees. The nine-months ended September 30, 2022 included
$0.3

million of acquisition-related expenses, most of which were included in professional fees, and $1.

1

million of employee separation
costs included in other non-interest expense. The changes in non-interest expense were driven primarily by the following:
Salary and Employee Benefits

– For both the three-

and nine-months ended September 30, 2023 as compared to the same periods in the prior year, excluding the employee separation costs in 2023 previously mentioned, increases were primarily due to the addition of
employees from the Colorado/New Mexico acquisition and the Tucson acquisition,

hiring in new markets and merit increases.
Occupancy

– For both comparative periods,

the increases in occupancy costs were driven by the addition of a second location in Dallas,
Texas as well as the additional

occupancy cost from acquired locations in Colorado,

New Mexico and Tucson.

Professional Fees

– Professional fees for both the three-

and nine-months ended September 30, 2023

were consistent with the prior year
periods after adjusting for the acquisition related costs.
Deposit Insurance Premiums

– The increase in deposit insurance premiums was due to an increase in the assessment rate and increases
in assets for both comparative periods.

Software and communication

– For both the three- and nine-months ended September 30, 2023 as compared to the same periods in the
prior year, increases in software and communications were due to technology for additional employees and clients as well as new
technology implementation.
Other Non-interest Expense – For the nine-months ended September 30, 2023 as compared to the same period in the prior year, the decrease for employee separation costs was partially offset by increased post-pandemic travel expenses and transaction fraud-related
losses.

Core Deposit Intangible Amortization
– For both the three-

and nine-months ended September 30, 2023 as compared to the same periods in the prior year, increases

were due to expense related to the Colorado/New Mexico acquisition and the Tucson acquisition.

We currently anticipate non-interest expense to be in a range of $34 to $35 million for the fourth quarter of 2023. The efficiency
ratios were 59.49% and 60.77% and the adjusted efficiency ratios – FTE
(1)

were 55.17% and 56.28% for the three- and nine-month
periods ended September 30, 2023,

respectively.
(1)
Represents a non-GAAP financial measure.

See "Non-GAAP Financial Measures"

above for a reconciliation of these measures.
Income Taxes
For the Quarter Ended For the Nine Months Ended
September 30,

September 30,

September 30,

September 30,

2023 2022 2023 2022
(Dollars in thousands)
Income tax expense (benefit) $
4,562
$
4,410
$
12,802
$
12,625
Income (loss) before income taxes 21,425 21,690 61,820 62,278
Effective tax rate 21% 20% 21% 20%
Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from
investments in tax advantaged assets, including bank-owned

life insurance and tax-exempt municipal securities;

state tax credits;

and
permanent tax differences from stock-based compensation.

The Company’s effective tax rate benefited

from tax-exempt interest in both the three-

and nine-

month periods ended September
30, 2023 compared to the same periods in 2022.

However, the impact of tax-exempt interest on the overall tax rate is lower in 2023 as its proportion to total income was lower as compared to 2022. We currently anticipate the Company’s effective tax rate to remain within
the 20% to 22% range in the near term.

Analysis of Financial Condition
Total assets were $7.2 billion at September 30, 2023 compared to $6.6 billion at December 31, 2022, an increase of $0.6 billion,
or 9%, including $0.2 billion as a result of the Tucson acquisition.

Cash and cash equivalents decreased $67 million, or 22%, from
December 31, 2022, and investment securities increased $64

million, or 9%. Loans increased $0.6 billion, or 11%, including $0.1 billion as a result of the Tucson acquisition, and the allowance for credit losses increased $10 million to $72 million at September 30, 2023.
Total deposits increased $0.7

billion to $6.3 billion at September 30, 2023, compared to December 31,

2022, including $0.2 billion as a
result of the Tucson acquisition.

Federal Home Loan Bank (“FHLB”) advances totaled $89 million and decreased

$130 million
compared to December 31, 2022.
Investment Portfolio
The primary objective of our investment portfolio is to ensure adequate liquidity, including serving as a contingent, on-balance
sheet source of liquidity.

In addition, we manage the portfolio in a manner that optimizes earnings, manages credit and interest rate risk,

and meets pledging and regulatory capital requirements. Our portfolio is 100%

available-for-sale and as of September 30, 2023 totaled
$750 million, an increase of $64 million from December 31, 2022.

The increase in the investment portfolio was driven by the purchase of $107 million in SBA securities,

$45 million in mortgage-
backed securities, $15 million in U.S. Treasury securities,

and $12 million in tax-exempt municipal securities.

The increase was
partially offset by an increase of $37 million in the unrealized loss on available-for-sale securities.

Additional offsets include the sale of
$67 million in tax-exempt municipal securities at a modest gain and $14 million of paydowns and maturities in mortgage-backed
securities as we intentionally improved the liquidity of the portfolio during the year, consistent with our current investment strategy.

Our
future investment strategy includes reducing the concentration in municipal investments, investing in lower risk-weighted assets and
restructuring the portfolio to increase liquidity and provide more balanced cash flow.

For additional information, including information
regarding other securities owned by the Company, see “Note 3: Securities” in the notes to consolidated financial statements – unaudited.
The following table shows the estimated fair value, percent of the portfolio and weighted average yield of our available-for-sale
securities as of the dates indicated:

As of September 30, 2023 As of December 31, 2022
Estimated
Fair Value
Percent of
portfolio
Weighted
Average
Yield (1)
Estimated
Fair Value
Percent of
portfolio
Weighted
Average
Yield (1)
Available-for-sale securities
(Dollars in thousands)
U.S. Treasury securities $ 14,803 2% 5.11% $ - - % - %
Mortgage-backed - GSE residential 298,044 40 3.58 172,309 25 2.39%
Collateralized mortgage obligations - GSE
residential 18,724 2 4.68 10,886 2 2.36
State and political subdivisions 410,442 55 2.80 494,496 72 2.80
Corporate bonds 8,474 1 5.69 9,210 1 5.70
Total available-for-sale securities $ 750,487 100% 3.21% $ 686,901 100% 2.74%
(1)
Yields are calculated based on amortized cost using 30/360 day basis.

Tax-exempt securities are not tax effected.

Loan Portfolio
Refer to “Note 4: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements – unaudited for additional information regarding the
Company’s loan portfolio. As of September 30, 2023, gross loans, net of unearned fees increased $573 million or 11% from December 31, 2022.

The increase in loans includes
$106 million related to the Tucson acquisition. The following table presents the balance and associated percentage change of each segment within our portfolio as of the dates
indicated:
As of September 30,
2023
As of December 31,
2022
December 31, 2022 vs.
September 30, 2023
% Change
(Dollars in thousands)
Commercial and industrial $ 2,056,171 $ 1,974,932 4.1

%

Energy 214,166 173,218 23.6
Commercial real estate - owner-occupied 583,442 437,119 33.5
Commercial real estate - non-owner-occupied 2,592,684 2,314,600 12.0
Residential real estate 456,047 439,367 3.8
Consumer 43,243 33,493 29.1
Total $ 5,945,753 $ 5,372,729 10.7

%

Our loan portfolio remains balanced with 44% of loans in commercial and industrial and owner-occupied commercial real estate and 43% of loans in

non-owner-occupied
commercial real estate. There remains diversity within our loan portfolio segments with the highest commercial real estate property type accounting for 19%

of total commercial real
estate exposure, and the largest industry segment in commercial and industrial being manufacturing at 10% of commercial and industrial exposure.

The following table shows the contractual maturities of our gross loans and sensitivity to interest rate changes:
As of September 30, 2023
Due in One Year or Less
Due in One Year through
Five Years
Due in Five Year through
Fifteen Years Due after Fifteen Years
Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Fixed Rate
Adjustable
Rate Total
(Dollars in thousands)
Commercial and industrial $ 122,203 $ 578,059 $ 336,284 $ 856,655 $ 65,863 $ 76,728 $ 20,115 $ 264 $ 2,056,171
Energy - 18,834 489 194,843 - - - - 214,166
Commercial real estate -
owner-occupied 13,268 31,738 174,065 83,324 109,329 114,691 2,540 54,487 583,442
Commercial real estate - non-
owner-occupied 93,247 289,764 582,605 1,196,536 104,175 218,449 12,926 94,982 2,592,684
Residential real estate 5,253 2,039 25,172 10,187 67,731 26,434 3,524 315,707 456,047
Consumer 20,407 12,267 5,953 4,300 218 98 - - 43,243
Total $ 254,378 $ 932,701 $ 1,124,568 $ 2,345,845 $ 347,316 $ 436,400 $ 39,105 $ 465,440 $ 5,945,753
Allowance for Credit Losses
The ACL at September 30, 2023 represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-balance sheet commitments, measured over the contractual life of the underlying instrument.

The table below presents the allocation of the allowance for credit losses as of the dates indicated.

The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments.

September 30, 2023 December 31, 2022
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans
ACL

Amount
Percent of
ACL to
Total ACL
Percent of
Loans to
Total Loans Loans
Off-
Balance
Sheet Total Loans
Off-
Balance
Sheet Total
(Dollars in thousands)
Commercial and industrial $ 30,744 $ 185 $ 30,929 39% 34% $ 26,803 $ 319 $ 27,122 39% 37%
Energy 4,343 174 4,517 6 4 4,396 787 5,183 7 3
Commercial real estate -
owner-occupied 7,294 264 7,558 10 10 5,214 221 5,435 8 8
Commercial real estate -
non-owner-occupied 25,616 5,426 31,042 40 43 21,880 7,323 29,203 41 43
Residential real estate 3,460 64 3,524 5 8 3,333 35 3,368 5 8
Consumer 99 - 99 - 1 149 3 152

-
1
Total $ 71,556 $ 6,113 $ 77,669 100% 100% $ 61,775 $ 8,688 $ 70,463 100% 100%
Refer to “Note 4: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements – unaudited for a summary of the changes in the ACL.
Charge-offs and Recoveries
Net charge-offs were $1.3 million and $3.5 million for the three-

and nine-month periods ended September 30, 2023, respectively. For the three

-month period ended
September 30, 2023, charge-offs were primarily due to one commercial and industrial loan that was previously reserved.

For the nine-month period ended September 30, 2023, there
were charge-offs of three additional commercial and industrial loans. The below table provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:

For the Quarter Ended
September 30,

June 30,

March 31,

December 31,

September 30,

2023 2023 2023 2022 2022
Commercial and industrial 0.24% 0.14% 0.31% (0.02) % 0.48%
Energy - (0.23) - (0.46) 1.19
Commercial real estate - owner-occupied - - - - -
Commercial real estate - non-owner-occupied - - - - (0.15)
Residential real estate - - - - -
Consumer - 0.04 - (0.04) -
Total net charge-offs to average loans 0.09% 0.04% 0.12% (0.02) % 0.16%

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
Non-performing assets increased $22.8 million during the quarter to $36.1 million at September 30, 2023 primarily due to one commercial and industrial credit and one
commercial real estate - non-owner-occupied credit moving to non-accrual and several credits that were 90+ days past due and still accruing at quarter-end. The non-performing assets to total assets ratio increased from 0.31% at September 30, 2022 to 0.50%

at September 30, 2023. Annualized net charge-offs were 0.09% for the quarter compared to 0.04%
in the prior quarter and 0.16% in the prior year third quarter. With respect to one commercial and industrial credit with a $13.6 million balance that was over 90 days past due, the borrower raised new equity capital and brought the credit current after quarter end, reducing our non-performing assets to total assets ratio to 0.31%.
The Company continues to monitor the U.S. economic indicators, including the inflation rate,

the unemployment rate, commodity prices, interest rates, and potential supply chain disruptions and the impact they may have on the Company’s markets, clients, and prospects. The Company is monitoring the impact of a rising interest rate environment on the commercial real estate market and enterprise and leverage loans that is currently partially mitigated by low debt-to-equity ratios.

As of September 30, 2023, the Company did not
identify any systemic issues within its loan portfolio that would materially affect the credit quality of the loan portfolio. However, there could be some risk rating migration in certain
sectors of the commercial real estate portfolio in the future as many projects are faced with higher interest rates, operating costs, and property taxes.
The table below summarizes our non-performing assets and related ratios as of the dates indicated:
For the Quarter Ended
September 30,

June 30,

March 31,

December 31,

September 30,

2023 2023 2023 2022 2022
Asset Quality (Dollars in thousands)
Non-accrual loans $
20,380
$
12,867
$
9,490
$
11,272
$
16,923
Loans past due 90 days or more and still accruing
15,750 433 868 750 303
Total non-performing loans 36,130 13,300 10,358 12,022 17,226
Foreclosed assets held for sale - - 855 1,130 973
Total non-performing assets $
36,130
$
13,300
$
11,213
$
13,152
$
18,199
Loans 30-89 days past due $ 29,457 $ 13,333 $ 5,056 $ 19,519 $ 21,383
Asset quality metrics (%)
Non-performing loans to total loans 0.61% 0.23% 0.18% 0.22% 0.37%
Non-performing assets to total assets 0.50 0.19 0.16 0.20 0.31
ACL to total loans 1.20 1.17 1.15 1.15 1.19
ACL + RUC to total loans
(1)
1.31 1.30 1.30 1.31 1.34
ACL to non-performing loans 198 508 629 514 324
Classified loans / (total capital + ACL) 14.2 9.7 9.4 10.1 11.3
Classified loans / (total capital + ACL + RUC)
(1)
14.0% 9.6% 9.3% 10.0% 11.2%
(1) Includes the accrual for off-balance sheet credit risk from unfunded commitments.

Deposits and Other Borrowings
At September 30, 2023, our deposits totaled $6.3

billion, an increase of $680 million or 12% from December 31, 2022. The increase included a $798 million increase in time
deposits and $253 million in money market, NOW and savings deposits, parti ally offset by a decrease of $371 million in non-interest-bearing deposits. The increases in deposits
include $165 million related to the Tucson acquisition.

Approximately 45% of the time deposit increase was from new client money and shifts from other deposit categories with the
remainder representing an increase in wholesale funding. The decrease in non-interest-bearing deposits was primarily due to elevated deposits at year-end that were deployed by clients
late in the first quarter of 2023.
The following table sets forth the maturity of time deposits as of September 30,

2023:
As of September 30, 2023
Three Months

or Less
Three to Six Months
Six to Twelve
Months
After Twelve Months Total
(Dollars in thousands)
Time deposits in excess of FDIC insurance limit $
65,429
$
229,548
$
169,110
$
17,895
$
481,982
Time deposits below FDIC insurance limit
433,065 390,354 324,581 113,671 1,261,671
Total $
498,494
$
619,902
$
493,691
$
131,566
$
1,743,653
Other borrowings include FHLB advances, repurchase agreements, a line of credit,

SBA loan secured borrowings, and our trust preferred security.

At September 30, 2023, other
borrowings totaled $107 million, a $147 million, or 58% decrease from December 31,

2022. Borrowings were reduced due to client deposit growth and acquired deposit balances.
During the nine-month period ended September 30, 2023, $31 million of FHLB advances matured and were converted into a drawdown on the FHLB line of credit, an additional $12 million matured and $12 million of net FHLB advances were paid off

.

With respect to the FHLB line of credit, the Company paid

down the converted $31 million of FHLB advances
and an additional $75 million, net, resulting in a zero balance on the FHLB line of credit as of September

30, 2023.
As of September 30, 2023, the Company had approximately $2.4 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory requirements.

Excluding pass-thru accounts where clients have deposit insurance at the correspondent financial institution, our uninsured deposits are
$2.1 billion, or 33% of total deposits as of September 30, 2023. The average client account balance as of September 30, 2023 is less than $250 thousand for both individual accounts and business accounts in total after excluding pass-through and insured cash sweep deposits.

We have geographic and industry

diversity within our deposit base as the majority of our
deposits are located in our footprint states of Kansas, Oklahoma, Texas,

Missouri, and Colorado.

The Company believes that its current capital ratios and liquidity are sufficient to
mitigate the risks of uninsured deposits.

Liquidity and Capital Resources
Liquidity
We manage our liquidity based upon factors that include the level and quality of capital and our overall financial condition, the
trend and volume of problem assets, our balance sheet risk exposure, the level of deposits as a percentage of total loans, the amount of
non-deposit funding used to fund assets, the availability of unused funding sources and off-balance sheet obligations, the availability of
assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and other factors. We also
conduct contingency funding plan stress tests at least annually to assess potential liquidity outflows or funding problems resulting from
economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially
problematic by management. The Company’s

liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of clients while attempting to achieve adequate earnings for stockholders.

The Company measures liquidity needs
through daily balance sheet monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-
approved liquidity policy limits. The Company's short-term and long-term liquidity requirements are primarily met through cash flow
from operations, redeployment of proceeds from prepaying and maturing balances in our loan portfolio and security portfolio, increases in client deposits and wholesale deposits. Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources,
which represent funds currently on the statement of financial condition and (ii) off-balance sheet liquidity resources, which represent
funds available from third-party sources. The Company’s

on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates indicated:
September 30, 2023 December 31, 2022
(Dollars in thousands)
Total on-balance sheet liquidity $
983,678
$
986,482
Total off-balance sheet liquidity
1,435,631 770,165
Total liquidity $
2,419,309
$
1,756,647
On-balance sheet liquidity as a percent of assets 14% 15%
Total liquidity as a percent of assets 34% 27%
Off-balance sheet liquidity increased from December 31, 2022 to September 30,

2023 primarily due to increases in available
funding with FHLB and the Federal Reserve Bank.
For the nine-months ended September 30, 2023, the Company’s

cash and cash equivalents decreased $67 million from December
31, 2022 to $233 million, representing 3% of total assets. During the nine-month period ended September 30, 2023, the Company
increased the available-for-sale securities portfolio on an amortized cost basis by $101 million,

net of paydowns,

maturities, and
amortization.

As of September 30, 2023, the Company had $332 million in securities that could be pledged and $46 million that could
be sold at a net gain based on market conditions at the time. In addition, the Company increased funded loans by $471 million, net of
payoffs and charge-offs during the nine-month period ended September

30, 2023 that reduced cash and cash equivalents.

The Company’s time deposits increased by $780

million primarily from wholesale funding, new client money and shifts from other deposit categories. Savings and money market deposits increased by $253 million. Non-interest-bearing deposits decreased $371
million as elevated year-end balances were deployed by clients in the first quarter of 2023 in addition to clients migrating into interest-
bearing deposits.

FHLB advances and other borrowings decreased $147 million during the nine-month period ended September 30,
2023, largely related to a reduction in FHLB advances due to client deposit growth and acquired deposit balances.

The Company did not purchase any common stock during the first nine months of 2023. As of September 30, 2023,

$16 million
remains available for repurchase under our share repurchase program. The amount and timing of such future share repurchases will be
dependent on a number of factors, including the price of our common stock, overall capital levels and cash flow needs. There is no
assurance that we will repurchase up to the full amount remaining under our program.

Dividends of $258 thousand related to the Series A Non-Cumulative Perpetual Preferred Stock were declared and paid by the
Company during the nine-months ended September, 2023. In October 2023,

the Board of Directors declared a quarterly dividend on

Series A Non-Cumulative Perpetual Preferred Stock in the amount of $20.00 per share to be payable on December 15, 2023 to shareholders of record as of November 30, 2023.
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

The obligations include deposit
liabilities, other borrowed funds, and operating leases. Refer to “Note 8: Time

Deposits and Other Borrowings” and “Note 5: Leases”
within the notes to consolidated financial statements – unaudited for information regarding the Company’s significant contractual

cash
obligations and contractual obligations to third parties on lease obligations, respectively.

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
through the Company’s on-balance

sheet and off-balance sheet liquidity discussed above.
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
Regulatory Matters”

in the notes to consolidated financial statements – unaudited for additional information. Management believes that
as of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
A primary component of market risk is interest rate volatility. Interest rate risk management is a key element of the Company

’s
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
Hypothetical Change in Interest Rate - Rate Shock
September 30, 2023 September 30, 2022
Change in Interest
Rate (Basis Points)
Percent change in net
interest income
Percent change in fair
value of equity
Percent change in net
interest income
Percent change in fair
value of equity
+300
(0.1) % (18.1) % 6.1% (11.1) %
+200
(0.1) (12.9) 4.1 (7.3)
+100
(0.1) (7.0) 2.0 (3.2)
Base
-
%
-
%
-
%
-
%
-100
0.3 7.4 (1.9) 3.2
-200
1.0 13.6 (5.7) 5.7
-300
0.8 20.6 (10.1) 7.1
Hypothetical Change in Interest Rate - Rate Ramp
September 30, 2023 September 30, 2022
Change in Interest Rate

(Basis Points)
Percent change in net interest
income
Percent change in net interest
income
+300 (1.0) % 2.9%
+200 (0.7) 1.9
+100 (0.4) 1.0
Base - % - %
-100 0.4 (0.9)
-200 0.8 (2.1)
-300 1.1 (4.1)

The Company’s position is relatively neutral as of

September 30, 2023, which is less sensitive as compared to both September 30,
2022 and December 31, 2022 due to deposit mix changes with demand deposits as the main driver. Compared to December 31, 2022,
the Company’s position is less

asset sensitive due to the reduction in demand deposits and an on-balance sheet interest rate collar that
becomes effective in the first quarter of 2024. The aggregate beta assumption utilized as of

September 30, 2023 was approximately 60%
which is unchanged from our previous assumption. Other key assumptions updated during 2023 include updated deposit decay rates,
new business spreads and updating market yield curves. Other assumptions included in the model that are periodically updated include
loan prepayments and call provisions within investment and debt holdings. The

Company is monitoring interest rate sensitivity closely
as $4.1

billion, or 68%, of loans mature or reprice within the twelve-month period following September

30, 2023, including $2.8 billion
that repriced in the first month of the fourth quarter.

$5.3 billion of interest-bearing liabilities mature or reprice over the same twelve-
month period. As of September 30, 2023 and December 31, 2022, the investment portfolio duration was approximately 5.6 and 5.2
years, respectively. The Company is

reviewing additional options to manage the statement of financial condition sensitivity based on the
interest rate environment and anticipated composition of assets and liabilities in the next twelve months and beyond.
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
Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2023. Based on that evaluation, the Company’s

Chief Executive Officer
and Chief Financial Officer concluded that the Company’s

disclosure controls and procedures were effective as of September

30, 2023.

Changes in Internal Control over Financial Reporting
Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business
processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined
in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2023 that has materially affected, or is reasonably likely to
materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)
On August 1, 2023, the Company issued 597,645 shares of its common stock to Canyon Bancorporation,

Inc. stockholders as partial
merger consideration in the Tucson acquisition. The Company’s common stock was valued at a per share price of approximately
$14.11 for purposes of calculating the merger consideration. The shares of common stock issued as partial merger consideration
were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and were issued in compliance with such exemption only to "accredited investors."
(b) Not applicable.
(c) Share Repurchase Program
On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the
Company may repurchase up to $30 million of its common stock. The objective of the program is to give the Company the ability to
opportunistically acquire undervalued shares and return capital to shareholders.

No shares were repurchased during the three-
months ended September 30, 2023.

As of September 30, 2023, $16 million remains available for repurchase under this share
repurchase program. Repurchases under the program may be made in the open market or privately negotiated transactions in
compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements

,

and other relevant factors. The
program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the
Company's discretion. No time limit has been set for completion of the program. Our officers and directors are prohibited from
trading in the Company’s securities

if they are in possession of material non-public information and must at all times comply with
the Company’s Insider Trading Policy, including

quarterly blackout periods and pre-clearance procedures.

ITEM 5. OTHER INFORMATION
(a) None
(b) None
(c) Trading Arrangements
During the three months ended September 30, 2023, (i) no director or officer (as defined in Rule 16a-1(f) under the Exchange Act)
of the Company
adopted

or
terminated

a “Rule 10b5-1 trading arrangement” or “
non-Rule
10b5-1

trading arrangement,” as each
term is defined in Item 408 of Regulation S-K; and (ii) the Company did not adopt or terminate a “Rue 10b5-1 trading
arrangement,” as such term is defined in Item 408 of Regulation S-K.

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

November 3, 2023
/s/ Benjamin R. Clouse

Benjamin R. Clouse

Chief Financial Officer

(Duly authorized officer and principal financial officer)