Form 10-K
period 2023-12-31
CROSSFIRST BANKSHARES, INC.
filed 2024-02-29
CIK 1458412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(913) 901-4516

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by nonaffiliates was $443,326,730 at June 30, 2023.

There were 49,345,279 shares of common stock, par value $0.01, outstanding at February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to its 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements made in this report, the annual report to shareholders of which this report is made a part, other reports and proxy statements filed with the SEC, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “positioned,” “growth,” “future,” “opportunity,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates, and uncertainties that are difficult to predict and often outside of our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	uncertain or unfavorable business or economic conditions, including possible slowing or recessionary economic conditions and continuing or increasing inflation, nationally, regionally and particularly in our markets - Kansas, Missouri, Oklahoma, Texas, Arizona, Colorado and New Mexico;
●	changes in market interest rates that affect the pricing of our products and our net interest income;
●	our ability to effectively execute our growth strategy and manage growth, including identifying, consummating and integrating suitable mergers or acquisitions, entering new lines of business or offering new or enhanced services or products;
●	fluctuations in the fair value of our investment securities;
●	credit risk from concentrations of loans secured by real estate and energy and declines in the value of real estate and other collateral securing such loans;
●	risks associated with our commercial loan portfolio, including the risk of deterioration in value of the general business assets that secure such loans;
●	borrower and depositor concentration risks;
●	risks associated with originating Small Business Administration loans;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
●	our dependence on our management team, including our ability to attract, hire and retain key employees and their client and community relationships;
●	our ability to raise and maintain sufficient liquidity, including by maintaining and increasing client deposits and funding availability;
●	our ability to maintain and comply with any increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

●	competition from banks, credit unions, financial technology (Fintech) companies, and other financial services providers;
●	ineffective risk management processes and strategies, and our ability to maintain effective internal control over financial reporting;
●	accounting estimates;
●	our ability to keep pace with technological changes;
●	system failures, service denials, cyber incidents or other security breaches;
●	employee error, employee or client misconduct, fraud committed against us or our clients, or inaccurate or incomplete information about our clients and counterparties;
●	disruptions to our business caused by our third-party service providers;
●	our ability to maintain our reputation;
●	environmental liabilities or failure to comply with regulatory requirements impacting foreclosed properties;
●	costs and effects of litigation, investigations or similar matters to which we may be subject;
●	severe weather, natural disasters, pandemics or other health crises, acts of war or terrorism, climate change and responses thereto, or other external events;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank and Wall Street Consumer Protection Act (“Dodd-Frank Act”) and other regulations relating to banking, consumer protection, data privacy, securities and tax matters;
●	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of government initiatives;
●	changes in the scope and cost of FDIC insurance and other coverage;
●	changes in our dividend or share repurchase policies and practices;
●	systemic risks across the banking industry associated with the soundness of other financial institutions; and
●	volatility in our stock price and other risks associated with our common stock.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report under "Part I, Item 1A. Risk Factors" which may also cause our actual future results, performance or achievements, or industry results, to be materially different from the results indicated by the forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CrossFirst Bankshares, Inc.

2023 Form 10-K Annual Report

Part I

ITEM 1.BUSINESS

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

Since opening our first branch in 2007, we have grown organically primarily by establishing new branches, attracting new clients and expanding our relationships with existing clients, as well as through four strategic acquisitions. Since inception, our strategy has been to be a trusted partner providing customized financial solutions for our clients, which we believe has driven value for our stockholders. We are committed to a culture of serving our clients and communities in extraordinary ways by providing personalized, relationship-based banking. We believe that success is achieved through establishing and growing the trust of our clients, employees, stockholders, and communities. We remain focused on growth and are equally focused on building stockholder value through greater efficiency and increased profitability. We intend to execute our strategic plan through the following:

●	Continue organic growth;
●	Selectively pursue opportunities to expand through acquisitions, new markets or new verticals;
●	Improve financial performance;
●	Attract, retain and develop talent;
●	Maintain a branch-light business model with strategically placed locations; and
●	Leverage technology to enhance the client experience and improve profitability.

Our Acquisitions and Expansion

During the first quarter of 2023, we completed the integration in connection with the acquisition of Farmers & Stockmens Bank (the “Colorado/New Mexico acquisition”), which closed on November 22, 2022.

On August 1, 2023, the Company completed its acquisition of Canyon Bancorporation, Inc. and Canyon Community Bank, N.A. (collectively, “Canyon”), whereby Canyon Bancorporation, Inc. was merged with and into CrossFirst Bankshares, Inc. and Canyon Community Bank, N.A. was merged with and into CrossFirst Bank (collectively, the “Tucson acquisition”). The stock and cash transaction deepened our Arizona franchise through the addition of a branch in Tucson, Arizona, as well as adding liquidity and talent. The integration in connection with the acquisition was completed during the fourth quarter of 2023.

During 2023, we also continued our organic expansion into high growth metro markets by adding a second branch location in Dallas and a new location in Fort Worth. We also expanded industry verticals during 2023 including Small Business Administration (“SBA”) and Restaurant Finance, which were both added during 2022.

Products and Services

The Bank operates as a regional bank providing a broad offering of deposit and lending products to commercial and consumer clients. The Bank’s branches are strategically located in Kansas, Missouri, Oklahoma, Texas, Arizona, Colorado and New Mexico. We also operate in several industry verticals including Energy, Financial Institutions, Restaurant Finance, SBA and Sponsor Finance. Our approach to banking starts with our extraordinary service commitment. We strive to be a trusted partner to our clients by providing customized financial solutions to meet our clients’ needs. In addition to our branch locations, we also offer Private Banking solutions and Commercial Banking solutions. Private Banking services offer clients an enhanced level of service through the support of a dedicated Private Banker. Our Commercial Banking teams are run by experienced business leaders who understand the unique challenges and opportunities that come from running and growing a business. Our commercial banking solutions across lending, deposit and treasury management are designed to meet the needs of our client regardless of size or industry. We serve consumer clients though our branch network as well as our digital banking products.

We focus on the following loan categories: (i) commercial and industrial loans, including enterprise value lending; (ii) commercial real estate loans; (iii) construction and development loans, including home builder lending; (iv) residential real estate loans; (v) multifamily real estate loans; (vi) energy loans; (vii) SBA loans; (viii) credit cards; and (ix) consumer loans.

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

Human Capital Resources

Employee Profile

As of December 31, 2023, the Company had 453 full-time equivalent employees primarily in locations across the states of Kansas, Missouri, Oklahoma, Texas, Arizona, Colorado and New Mexico; however, technology has allowed us to expand our reach to include a larger demographic with more remote employees working outside of our physical locations and throughout the country. None of our employees are parties to a collective bargaining agreement, and we consider our relationship with our employees to be good. During fiscal year 2023 we hired 114 employees (including 20 employees as part of the acquisition of Canyon). Our regretted turnover rate was 12.9% in fiscal year 2023, which we believe was due primarily to a competitive labor market and a shortage of talent.

We believe a diverse workforce is critical to long-term success and seek to build and maintain a diverse and inclusive environment. As of December 31, 2023, approximately 59% of our current workforce self-identifies as female and 41% as male. As of December 31, 2023, 57% of our executive leadership team self-identifies as female.

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

The foundation of our culture is based on Gallup’s CliftonStrengths, where our employees utilize their strengths to set the course and are empowered to deliver extraordinary services for our clients. We strive to maintain our high-performance culture and be an employer of choice by creating an inclusive environment that attracts and retains high-quality, engaged employees who embody our core values of character, competence, commitment and connection. We are focused on sourcing and hiring talent that will be a cultural fit to our core values and have backgrounds that are as diverse as the clients we serve.

During 2023, the Company was awarded the Don Clifton Strengths-Based Culture Award from Gallup. We were one of just seven companies to receive this prestigious recognition. This award recognizes companies that drive performance by helping employees focus on what they do best, maximizing potential within teams, and integrating strengths-based development into their mission, vision, and values.

Pay Equity

We believe our employees should be compensated on their experience and performance for the roles they fulfill, and our goal is to attract, retain and develop top-quality talent. To deliver on that commitment, we set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair, equitable and competitive.

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

Compensation and Benefits Program

As part of our compensation philosophy, we offer and maintain competitive total rewards programs to attract and retain superior talent throughout our market footprint. In addition to competitive base pay, we also offer annual incentive opportunities, long-term incentive opportunities, a Company-augmented employee stock purchase plan, Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, a Volunteer Time Off (“VTO”) program, flexible work schedules, and employee assistance programs.

Community Involvement

We build strong relationships within the communities we serve, and we strive to support the passions of our employees. We encourage our employees to volunteer their time and talent by serving on boards and supporting the communities where they live and work.

We understand that helping our employees devote their energies to causes that matter to them, to their communities and to those individuals who are most in need makes a broader impact. Our CrossFirst VTO program provides paid leave for these volunteer activities.

Our spirit of employee giving is also championed through our Generous Giving Program. Through this program, we offer every employee the opportunity to provide financial support for others by matching up to $500 per employee gift, per year. Our Generous Giving Program is designed to give our employees additional resources to make a difference in people’s lives. Since its inception in 2017, our Generous Giving Program donations total over $500 thousand.

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

Annually, we conduct an all-employee engagement and satisfaction survey. We consistently have over 90% participation in our engagement survey, scoring in the top third of companies compared to other Gallup organizations, with over 64% of our employees classified by Gallup as engaged during our 2023 survey.

The Company maintains a WELL Health-Safety Rating through the International WELL Building Institute. This rating is an evidence-based, third-party verified rating for all new and existing buildings focused on operational policies, maintenance protocols, stakeholder engagement, and emergency plans to address a post COVID-19 pandemic environment.

Talent Development

We prioritize and invest in creating opportunities to help our employees grow and build their careers through a variety of training and development programs. These include online, classroom and on-the-job learning formats paired with an individualized development approach.

A core tenet of our talent system is to both develop talent from within and supplement with external candidates. This approach drives increased loyalty and commitment in our employee base, which benefits our business and our clients. The addition of new employees and external ideas supports our culture of continuous improvement and a diverse and inclusive workforce.

Our performance management framework includes periodic business and functional reviews, along with one-on-one and quarterly forward-looking goal setting and development discussions for employees, followed by annual opportunities for pay differentiation based on overall performance distinction.

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

The Basel III Capital Rules require the Company and the Bank to comply with four minimum capital standards: (i) a tier 1 leverage ratio of at least 4.0%; (ii) a Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of at least 4.5%; (iii) a tier 1 capital to risk-weighted assets of at least 6.0%; and (iv) a total capital to risk-weighted assets of at least 8.0%. CET1 capital is generally comprised of common stockholders’ equity and retained earnings subject to applicable regulatory adjustments. Tier 1 capital is generally comprised of CET1 capital and additional tier 1 capital. Additional tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. We are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as additional tier 1 capital. Total capital includes tier 1 capital (CET1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in tier 2 capital is the allowance for credit losses (“ACL”), formerly known as the allowance for loan and lease losses (“ALLL”), limited to a maximum of 1.25% of risk-weighted assets. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Basel III minimum capital ratios as applicable to the Bank and to the Company are summarized in the table below:

		Basel III
	Basel III	Additional	Basel III Ratio
	Minimum For	Capital	With Capital
	Capital Adequacy	Conservation	Conservation
	Purposes	Buffer	Buffer
Total risk based capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 risk based capital (tier 1 to risk-weighted assets)	6.00	2.50	8.50
Common equity tier 1 risk based capital (CET1 to risk-weighted assets)	4.50	2.50	7.00
Tier 1 leverage ratio (tier 1 to average assets)	4.00%	—%	4.00%

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets, are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk.

As of December 31, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules.

Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-

capitalized,” and “critically under-capitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. In order to be a “well-capitalized” depository institution, a bank must maintain a CET1 risk-based capital ratio of 6.5% or more, a tier 1 risk-based capital ratio of 8% or more, a total risk-based capital ratio of 10% or more and a leverage ratio of 5% or more (and is not subject to any order or written directive specifying any higher capital ratio). At each successively lower capital category, a bank is subject to increased restrictions on its operations.

As of December 31, 2023, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations and was not otherwise subject to any order or written directive specifying any higher capital ratios.

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

Other Regulation

As a company whose stock is publicly traded, the Company is subject to various federal and state securities laws, including the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002, and the Company files periodic reports with the Securities and

Exchange Commission. In addition, because the Company’s common stock is listed with The Nasdaq Stock Market LLC, the Company is subject to the listing rules of that exchange.

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

Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or roll over brokered deposits, only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Institutions that are not well-capitalized are generally not permitted to accept, renew, or roll over brokered deposits and are subject to a deposit rate cap, pursuant to which the institutions would be prohibited from paying in excess of the higher of (1) 75 basis points above published national deposit rates or (2) for maturity deposits, 120 percent of the current yield on similar maturity U.S. Treasury obligations and, for non-maturity deposits, the federal funds rate plus 75 basis points, unless the FDIC determined that the institutions’ local market rate was above the national rate. As of December 31, 2023, the Bank was eligible to accept brokered deposits without a waiver from the FDIC and was not subject to the deposit rate cap.

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

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC had until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rule-making. However, as of June 30, 2020, the reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. On September 15, 2020, the FDIC adopted a Restoration Plan to restore the reserve ratio to at least 1.35% within eight years. The FDIC projects that the reserve ratio will return to 1.35% without further action by the FDIC before the end of that eight-year period, but the FDIC will closely monitor deposit balance trends, potential losses, and other factors that affect the reserve ratio. In addition, the FDIC issued a final rule in November 2023 to implement a special assessment to recover the significant losses incurred by the FDIC in connection with the 2023 bank failures. As a result, the Bank’s FDIC deposit insurance premiums could increase.

Audit Reports

Since the Bank is an insured depository institution with total assets of $1 billion or more, financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), management’s certifications signed by the Company’s and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted to the FDIC and OSBCK. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the Bank (or, as explained below, the Company) have an independent audit committee, consisting of outside directors who are independent of management of the Company and the Bank. The audit committee must include at least two members with experience in banking or related financial management, must have access to outside counsel and must not include representatives of large clients. Certain insured depository institutions with total assets of less than $5 billion, or $5 billion or more and a composite CAMELS (i.e., capital adequacy, assets, management capability, earnings, liquidity, sensitivity) rating of 1 or 2, may satisfy these audit committee requirements if its holding company has an audit committee that satisfies these requirements. The Company’s audit committee satisfies these requirements.

Examination Assessments

Pursuant to the Kansas Banking Code, the expense of every regular examination, together with the expense of administering the banking and savings and loan laws, including salaries, travel expenses, supplies and equipment, are paid by the banks and savings and loan associations of Kansas, which are generally allocated among them based on total asset size.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2023.

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

Limits on Loans to One Borrower

As a Kansas state-chartered bank, the Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from Kansas state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the capital of the bank. Certain types of loans are exempt from the lending limits, including loans fully secured by segregated deposits held by the bank or bonds or notes of the United States. A Kansas state-chartered bank may lend an additional amount if the loan is fully secured by certain types of real estate. In addition to the single borrower limitation described above, loans to a borrower and its subsidiaries generally may not exceed 50% of the capital of the bank. The Bank’s legal lending limit to any one borrower was $199 million as of December 31, 2023.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent CRA assessment. On October 24, 2023, the federal banking regulators issued a joint notice of final rulemaking to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule adjusts CRA evaluations based on bank size and type, with many of the changes applying only to banks with over $2 billion in assets, such as the Bank, and several applying only to banks with over $10 billion in assets. The final rule takes effect April 1, 2024, with staggered compliance dates of January 1, 2026, and January 1, 2027. We will evaluate the effects of the final rule on the Bank prior to the applicable compliance date and review our CRA program in connection therewith.

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

Concentrations in Commercial Real Estate

Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate (“CRE”) is one area of regulatory concern. The CRE Concentration Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. If a concentration is present, management must employ heightened risk management practices that address the following key elements: (i) board and management oversight and strategic planning; (ii) portfolio management; (iii) development of underwriting standards; (iv) risk assessment and monitoring through market analysis and stress testing; and (v) maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a ‘‘statement on prudent risk management for commercial real estate lending’’ reminding financial institutions of developing risk management practices. See also “Risk Factors—A concentration in commercial real estate lending could cause our regulators to restrict our ability to grow” in this Form 10-K.

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

ITEM 1A.RISK FACTORS

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

Our business and operations, which primarily consist of lending money to clients in the form of loans and borrowing money from clients in the form of deposits, are sensitive to general economic conditions, particularly in Kansas, Missouri, Oklahoma, Texas, Arizona, Colorado and New Mexico. Unfavorable or uncertain economic and market conditions, including slowing or recessionary economic conditions, may constrain our growth and profitability from our lending and deposit operations, lead to credit quality concerns related to borrower repayment ability and collateral protection and reduce demand for the products and services we offer. Increases in inflation can adversely affect the value of our investment securities, increase the costs of our business operations and adversely affect the ability of our clients to repay their loans with us. The United States has experienced higher inflation rates in recent years. Our business is also significantly affected by monetary and other regulatory policies, which are influenced by macroeconomic conditions and other factors beyond our control. The

Federal Reserve Board has increased the target federal funds rate several times beginning in 2022. Uncertainty surrounding the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates are concerns for businesses, consumers and investors. Adverse economic conditions and governmental policy responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.

Our profitability depends in substantial part on our net interest income, which depends on many factors that are partly or completely outside of our control, including competition, economic conditions and monetary and fiscal policies. Monetary policy in particular has a significant impact on the Company, including deposit costs, interest income, loan prepayments and loan defaults. The ratio of variable- to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans and the ratio of our demand, money market and savings deposits to certificates of deposit (and their time periods) are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by general economic conditions. In addition, as market interest rates rise, we will continue to have competitive pressure to increase the rates we pay on deposits. If we continue to increase interest rates paid to retain deposits, our earnings may be adversely affected. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition, earnings and results of operations. Stockholders' equity, specifically accumulated other comprehensive (loss) income ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our securities available-for-sale, net of deferred income taxes. Increases in long-term interest rates generally decrease the fair value of securities available-for-sale, which adversely impacts stockholders' equity.

We may not be able to implement aspects of our growth strategy, which may adversely affect our ability to maintain our historical earnings trends.

We may not be able to sustain our growth at the rate we have enjoyed during the past several years, which has been driven primarily by new market expansion, new industry vertical expansion, the strength of commercial and industrial and real estate lending in our market areas and our ability to identify and attract high caliber experienced banking talent. A downturn in local economic market conditions, our failure to attract and retain high performing personnel and the inability to attract core funding and quality lending clients, among other factors, could limit our ability to grow at the rate we have in the past. Additionally, expenses may grow at a greater rate than revenues. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Any limitation on our ability to grow may adversely affect our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching, mergers and acquisitions, new lines of business, or new offerings of services, products or product enhancements.

If our business continues to grow as anticipated, we may become more susceptible to risks related to both general growth and specific areas of growth. Generally, risks are associated with attempting to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting and credit monitoring procedures, maintaining an adequate allowance for credit losses, controlling concentrations, maintaining adequate liquidity and funding, and complying with regulatory or accounting requirements. Such risks may result in, among other effects, increased loan losses, reduced earnings, potential regulatory penalties and future restrictions on growth. We may also be exposed to certain risks associated with the specific components of our growth strategy, as discussed in more detail below.

Expansion through De Novo Branching: Our growth strategy includes evaluating opportunities to grow through de novo branching. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to timely obtain regulatory approval; an inability to hire or retain qualified senior management to successfully operate the branch and integrate our corporate culture; challenges associated with securing attractive locations at a reasonable cost; poor market reception in locations where we do not have a preexisting reputation; unfavorable local economic conditions; and the additional strain on management resources and internal systems and controls.

Mergers and Acquisitions: As part of our growth strategy, we may continue to pursue mergers and acquisitions of banks and non-bank financial services companies within or outside our principal market areas. Mergers and acquisitions, including our recently completed Tucson acquisition, involve numerous risks associated with entry into new markets or locations; integration and management of the combined entities; diversion of financial and management resources from existing operations; assumption of unanticipated problems, such as non-performing loans and latent liabilities; unanticipated costs; and potential future impairments to goodwill and other intangible assets. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. Additionally, regulatory approval is required to close a transaction. As a condition to receiving regulatory approval, we may be required to divest certain assets or take other actions, which may not be preferable or may reduce the anticipated benefits of the transaction. If we are unable to obtain any required regulatory approval, or there is a significant delay in obtaining the necessary regulatory approval, our business plans could be adversely impacted and our growth plans could be restricted.

New Lines of Business, Services, Products or Product Enhancements: From time to time, we may implement or acquire new lines of business or offer new services, products or product enhancements. There are substantial risks and uncertainties associated with developing, implementing and marketing such offerings, including significant investment of financial and other resources, inability to accurately estimate price and profitability targets, failure to realize expected benefits, regulatory compliance requirements and shifting market preferences.

Failure to adequately manage any of the preceding risks could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2023, 2022 and 2021, the fair value of our investment securities portfolio was approximately $767 million, $687 million and $746 million, respectively. Factors beyond our control can significantly influence the fair value of securities in our portfolio and may cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital markets. In addition, our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio. These and other factors could cause realized or unrealized losses in future periods and declines in other comprehensive income and the value of our common stock, any of which could materially and adversely affect our business, results of operations, financial condition and prospects.

Our business is highly susceptible to credit risk and fluctuations in the value of real estate and other collateral securing such credit.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. There is no assurance that our loan approval and credit risk monitoring procedures are or will be adequate to reduce the inherent risks associated with lending. Our credit administration personnel and our policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio. Specifically, adverse changes affecting real estate values or operating cash flows of real estate, particularly in the markets in which we operate, could increase the credit risk associated with our loan portfolio and may require us to increase our allowance for credit losses on loans any of which could have a material adverse impact on our business, results of operations and growth prospects. The market value of real estate can fluctuate significantly in a short period of time. Adverse credit factors could result in higher delinquencies, higher non-performing assets, greater charge-offs or losses in future periods which could materially and adversely impact us. Similarly, we have credit risk embedded in our securities portfolio.

We have credit exposure to the energy industry.

We have credit exposure to the energy industry in each of our primary markets and across the United States. As of December 31, 2023, our energy loans totaled $214 million, or 3% of total loans. A downturn or lack of growth in the energy industry and energy-related business could adversely affect our clients which may lead to higher delinquencies and greater charge-offs in future periods. Any pricing pressures on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Sustained uncertainty and price volatility in the energy sector could have other adverse impacts that are difficult to isolate or quantify, all of which could have a material adverse effect on us. Additionally, to the extent that climate change and responses to climate change negatively impact the businesses and financial condition of our clients in the energy industry, the credit risk associated with loans and other credit exposures to those clients may increase.

A concentration in commercial real estate lending could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the “CRE Concentration Guidance”) with respect to a financial institution’s concentrations in CRE lending activities. Such guidance identifies certain concentration levels that, if exceeded, will expose an institution to additional supervisory analysis The guidelines identify the following as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total capital and reserves; or (ii) total CRE loans as defined in the guidance, or Regulatory CRE, represent 300% or more of the institution’s total capital and reserves and the institution’s Regulatory CRE has increased by 50% or more during the prior 36-month period. We believe that the CRE Concentration Guidance is applicable to us. Our CRE portfolio was 321% of total capital and reserves and our total construction, land development and other land loans was 112% of total capital and reserves at December 31, 2023. The FDIC or other federal regulators may become concerned about our CRE loan portfolio and could limit our ability to grow by restricting approvals of new branches and other growth opportunities or by requiring us to raise additional capital, reduce our loan concentrations or undertake other remedial actions that may adversely affect us.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

As of December 31, 2023, approximately 91% of our loan portfolio related to commercial-based lending. Commercial purpose loans are often larger and involve greater risks than other types of lending. Repayment of these loans often depends on the successful operation or development of the property or business involved and are highly sensitive to adverse conditions in the real estate market or the industry in which the business operates or the general economy. Accordingly, a downturn in the real estate market or other industry in which the business operates or the general economy could impair the borrowers’ ability to repay and heightens our risk related to commercial purpose loans, particularly CRE loans. Losses incurred on a small number of commercial purpose loans could have a material adverse impact on our financial condition and results of operations due to the larger-than-average size of each commercial purpose loan and collateral that is generally less readily-marketable.

Our largest loan relationships make up a significant percentage of our total loan portfolio.

As of December 31, 2023, our 25 largest borrowing relationships totaled approximately $1.9 billion in total commitments, representing, in the aggregate, 23% of our total outstanding commitments as of December 31, 2023. Our five largest borrowing relationships, based on total commitments, accounted for 8% of total commitments as of December 31, 2023. This concentration of borrowers may expose us to material losses if one or more of these relationships becomes delinquent or suffers default. The allowance for credit losses on loans may not be adequate to cover such losses and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Small Business Administration lending is an important and growing part of our business. Our SBA lending program is dependent upon the U.S. Federal government, and we face specific risks associated with originating SBA loans.

As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we were to lose our status as an SBA Preferred Lender, we may lose new opportunities, and a limited number of existing SBA loans, to lenders who are SBA Preferred Lenders. In addition, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may have a material adverse effect on our SBA lending program. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or collect on guarantees in the event a borrower defaults on its obligations, and could materially adversely affect our SBA lending business.

Our allowance for credit losses may not be adequate to absorb actual credit losses inherent in our loans and securities portfolios.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We establish an allowance for credit losses and maintain it at a level considered adequate by management to absorb expected credit losses based on our analysis of the loan portfolio, securities portfolio and market environment. The allowance for credit losses represents our estimate of expected losses in the portfolio and is based upon relevant information available to us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and inflationary or recessionary trends, many of which are beyond our control. We use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. Our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Additional credit losses may occur in the future and may occur at a rate greater than we previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review the allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.

We rely on our senior management team and may have difficulty identifying, attracting and retaining necessary personnel, which may divert resources and limit our ability to execute our business strategy and successfully grow our business.

Our continued growth and successful operation of our business depends, in large part, on our ability to hire and retain highly qualified and motivated personnel at every level. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace in the event of departure or retirement. We must also hire and retain qualified banking personnel to continue to grow our business. Competition for skilled personnel in the financial services and banking industry is significant and costs associated with incenting and retaining skilled personnel may be material and continue to increase. If we are unable to hire and retain qualified personnel or successfully address management succession issues, we may be unable to successfully execute our business strategy and manage our growth, which could have a material adverse effect on our business, financial condition or results of operations.

Our largest deposit relationships currently make up a significant percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2023, our 25 largest depositors accounted for 15% of our total deposits and our five largest depositors accounted for 7% of our total deposits. Withdrawals of deposits by any one of our largest depositors or by one of our related client groups, or failure to attract additional deposits, could force us to rely more heavily on borrowings and other sources of funding to meet business and withdrawal demands, adversely affecting our net interest margin and results of operations. Such circumstances may require us to raise deposit rates to attract new deposits and rely more heavily on other funding sources that could be more expensive and less stable. Additionally, if market interest rates continue to rise or stay at heightened levels, we will continue to have competitive pressure to increase the rates we pay on deposits, which may adversely affect our earnings. Under applicable regulations, if the Company was no longer “well-capitalized,” we would be required to obtain FDIC approval to accept brokered deposits and could also be subject to a deposit rate cap prohibiting us from paying in excess of 75 basis points above national deposit rates.

Failure to maintain sufficient liquidity could impair our ability to fund operations and meet our obligations as they become due and could materially adversely affect our growth, business, profitability and financial condition.

Effective liquidity management is essential for the operation of our business. Sufficient levels of liquidity are required to fund asset growth, serve client demand for loans, pay our debt obligations and meet other funding commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding without adverse conditions or consequences. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding, market-wide phenomena such as market dislocation and major disasters, client deposit by geography or industry, and a high concentration of large depositors. The Bank’s primary funding source is client deposits. Other sources of funding may include advances from the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of Kansas City (“FRB”), sales of investment securities or loans, and our acquisition of brokered deposits, internet subscription certificates of deposit and reciprocal deposits through the Intrafi Network. We also may borrow funds from third-party lenders, such as other financial institutions. Although the Bank has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through deposits, borrowings, the sale of loans, securities and other sources could have a substantial negative effect on liquidity. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations and could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect our business, financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquired business exceeded the fair value of the net assets we acquired. Goodwill is reviewed for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. There can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

Competition in the banking industry generally, and in our primary markets specifically, is intense. Competitors include banks and other financial services providers, such as savings and loan institutions, brokerage firms, credit unions, mortgage banks and other financial intermediaries. In particular, we compete with larger national and regional financial institutions, whose greater resources afford them many competitive advantages. Such resources may enable our competitors to achieve larger economies of scale; offer more services; spend more on advertising and technological investments; offer better lending rates to clients; better diversify their loan portfolio; and have less vulnerability to downturns in local economies and real estate markets. If we are unable to offer competitive products and services as quickly as our larger competitors, our business may be negatively affected. We also compete against community banks, credit unions and nonbank financial services companies with strong local ties to small- and medium-sized businesses that we target, and we may be unable to attract and retain such clients as effectively as these smaller competitors. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including financial technology companies, online banks, lenders and consumer and commercial lending platforms and automated retirement and investment service providers. New technology and other changes increasingly allow parties to effectuate online financial transactions with little to no involvement from banks, including bill payment, funds transfers and maintenance of funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could reduce our income from fees and deposits. Ultimately, we may be unable to compete successfully against current and future competitors, which may reduce our revenue stream and prevent us from growing our loan and deposit portfolios, any of which may adversely affect our results of operations and financial condition.

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

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.

Failure to keep pace with technological change could adversely affect our business.

Advances and changes in technology could significantly affect our business, financial condition, results of operations and future prospects. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those incorporating data analytics, artificial intelligence (“AI”), generative AI, and machine learning. Failure to successfully keep pace with technological change affecting our industry could harm our ability to compete effectively. Many of our competitors have substantially greater resources to invest in technological improvements. We face many challenges, including the increased demand to provide clients electronic access to their accounts and the cost and implementation of systems to perform electronic banking transactions. Our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our clients. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors, system conversion delays and other adverse effects. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to cybersecurity threats and potential security breaches and our efforts to minimize or respond to such threats may not be effective to prevent significant harm to the Company.

Cybersecurity threats and potential security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer. We conduct a portion of our business over the Internet. We rely heavily upon data processing, software, communications and information systems from a number of third parties to conduct our business. Our business involves the storage and transmission of clients’ proprietary information and security breaches could expose us to the risk of loss or misuse of such information, litigation and potential liability. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our clients and other financial institutions with which we interact, are subject to increasingly frequent, continuous attempts, including ransomware and malware attacks, to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Our operations are also vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, unauthorized access and other unforeseen events. Undiscovered data corruption could render our client information inaccurate. Third-party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. These risks are further heightened by factors such as developments in generative AI, increased remote working and geopolitical turmoil. Cyberattacks and security breaches may also cause significant increases in operating costs, including the costs of compensating clients for any resulting losses they may incur, and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems, and these costs may exceed coverage limits under our cyber insurance policies.

While we believe we are in compliance with all applicable privacy and data security laws, a cyber-incident could put our client’s confidential information at risk and expose us to significant liability. While we have not experienced a material cyber-incident or security breach that has been successful in compromising our data or systems to date, financial institutions are one of the top targets for cyber-attacks, and we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. The perpetual evolution of known cyber-threats requires us to devote significant resources to maintain, regularly update and backup our data security systems and processes, as we may not be able to anticipate, or effectively implement preventative measures against, all cyber-attacks. We also incur significant costs in maintaining cybersecurity protections, including costs associated with maintaining cyber insurance coverage. A security breach or other cyber-incident could have an adverse impact on, among other things, our revenue, ability to attract and maintain clients and our reputation. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability, all of which could have a material adverse effect on our business, financial condition, results of operations, system availability and operational support.

We rely on client, counterparty and third-party information as part of our credit process, which subjects us to risks if that information is not accurate or is incomplete.

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

Employee error or employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, unauthorized use of generative AI tools, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee error or misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors, which may be automated or manual or involve the use of generative AI, may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, it could have a material adverse effect on our business, financial condition and results of operations.

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses.

As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, clients and other third parties targeting us and our clients' accounts or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators and developments in technologies such as generative AI, the Company may experience financial losses or reputational harm as a result of fraud. In addition, we may be required to make significant capital expenditures in order to modify and enhance our protective measures or to investigate and remediate fraudulent activity. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, the occurrence of fraudulent activity could damage our reputation, disrupt our business, increase our costs and cause losses in the future.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web-hosting and other internet systems, loan and deposit-processing and other processing services from third-party service providers. If our third-party service providers experience financial, operational or technological difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We follow a relationship-based operating model and negative public opinion could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action that may adversely affect our results of operations. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

We rely on a combination of copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our intellectual property rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could materially suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could materially suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or our intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm.

We may also be required to spend significant resources to monitor and police our intellectual property rights. Our competitors may independently develop similar technology, duplicate our products or services, design around our intellectual property or infringe on our intellectual property rights through the use of generative AI tools, and in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, divert resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third-party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business, and our products and services rely on technologies developed or licensed by third parties and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

We may be exposed to risk of environmental liabilities or failure to comply with regulatory requirements with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate and these properties could subject us to environmental liabilities and other federal, state or local regulatory requirements, such as the Americans with Disabilities Act. We do not know whether existing requirements will change or whether compliance with future requirements will involve significant expenditures. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with these investigations or remediation activities could be substantial. If we are the owner or former owner of a contaminated site, we may be subject to claims and damages from third parties related to environmental contamination emanating from the property. We could also be required to cure deficiencies with local building codes, requirements under the Americans with Disabilities Act, or other federal, state or local property regulation requirements. If we ever become subject to significant environmental liabilities or costs or fail to comply with regulatory requirements with respect to these properties, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions and engage in other activities with financial counterparties that are customary to our industry. Many of these transactions expose us to counterparty credit, liquidity and reputational risk in the event of default by the counterparty, negative publicity and complaints about the counterparty or the financial services industry in general. Although we seek to manage these risks through internal controls and procedures, we may experience loss or interruption of business, damage to our reputation, or incur additional costs or liabilities as a result of unforeseen events with these counterparties. Any financial cost, liability or reputational damage could have a material adverse effect on our business, which in turn, could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, pandemics or other health crises, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, including tornadoes, droughts and hailstorms, as well as wildfires and other natural disasters, pandemics or other health crises, acts of war or terrorism and other adverse external events (“Adverse Events”) could have a significant impact on our, our clients’ or our business partners’ ability to conduct business. While it is difficult to predict the ultimate effects of an Adverse Event on the broader economy or our markets, future impacts to the business of the Company, our clients and our third-party providers could be widespread and material, such as increased unemployment, supply-chain interruptions, declines in demand for loans and other banking services and products, reduction in business activity and financial transactions, increased commercial property vacancy rates, declines in the value of loan collateral, including energy and real-estate collateral, declines in the credit quality of our loan portfolio, volatile performance of our investment securities portfolio, and overall economic and financial market instability. Such events could cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our markets could be disrupted by both the evacuation of large portions of the population as well as damage or lack of access to our banking and operation facilities. Military conflicts and geopolitical turmoil, including the current military conflicts between Russia and Ukraine and Israel and Hamas, may increase volatility in commodity and energy prices, create supply chain issues and cause instability in financial markets, which may adversely affect us and our clients. In addition, additional regulation in response to the Adverse Event may significantly impact our business. Although management has established business continuity plans and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Climate change and responses to climate change may adversely impact our business, financial condition and results of operations.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may cause us and our clients to experience cost increases, asset value reductions, operating process changes and delays in completion of projects. To the extent that climate change and responses to climate change negatively impact the businesses and financial condition of our clients, including clients in the energy industry, the credit risk associated with loans and other credit exposures to those clients may increase.

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

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failing to commit resources to such a subsidiary bank. Accordingly, we may be required to make capital injections into a troubled subsidiary bank, even if such contribution creates a detriment to the Company or its stockholders. If we do not have sufficient resources on hand to fund the capital injection, we may be required to borrow funds or raise capital. Any such loans are subordinate in right of payment to deposits and to certain indebtedness of the subsidiary bank. In the event of bankruptcy of the bank holding company, claims based upon any commitments to fund capital injections are entitled to a priority of payment over claims made by general unsecured creditors, including holders of indebtedness. Thus, any borrowing incurred by the Company to make required capital injections to the Bank could adversely impact our financial condition, results of operations and future prospects. Additionally, under the Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”), losses caused by a failing bank subsidiary might be charged to the capital of an affiliate bank. Moreover, any bank operating under the Company’s common control may also be required to contribute capital to a failing affiliate bank within the Company’s control group. This is known as FIRREA’s “cross-guarantee” provision. The Company currently has one bank subsidiary.

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

Our deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Growth in insured deposits at FDIC-insured financial institutions in recent years caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum, and the FDIC has approved an increase in the base assessment rates to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level by the statutory deadline. In addition, the FDIC issued a final rule in November 2023 to implement a special assessment to recover the significant losses incurred by the FDIC in connection with the 2023 bank failures. Although we do not anticipate any impact to the Bank from the special assessment, it is possible that our regular deposit insurance rates will increase should the FDIC alter the assessment rate schedule or calculation methodology for all larger financial institutions (including the Bank) as a result of the recent bank failures or other events. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios, regulatory exam results, asset mix, credit quality or further adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We face a risk of noncompliance and enforcement action with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The BSA, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. Violation of such requirements may result in significant civil money penalties imposed by federal banking agencies and the U.S. Department of the Treasury's Financial Crimes Enforcement Network (“FinCEN”), which agencies have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice (“DOJ”), the Drug Enforcement Administration and the IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC, which may require sanctions for dealing with certain persons or countries. If the policies, procedures and systems of our company, or any of our subsidiaries, are deemed deficient, we would be subject to fines and regulatory actions, which may include restrictions on our ability to pay dividends and requirements to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to comply with data privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We face increased risk under the terms of the CRA as we accept additional deposits in new geographic markets.

Under the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The Bank had a CRA rating of “Satisfactory” as of its most recent CRA assessment. The regulatory agency’s assessment of an institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. As we accept additional deposits in new geographic markets, we will be required to maintain an acceptable CRA rating, which may be difficult.

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

Risks Related to Our Stock

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

Collectively, Kansas corporate law, provisions of our articles of incorporation and our bylaws and other statutory and regulatory provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their stock. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10%, or 5% if the acquirer is a bank holding company, of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. The combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.

Shares of our preferred stock rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms that could negatively impact the value of shares of our common stock or make it difficult for another company to acquire us.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of one or more series of preferred stock, and in 2023 we issued shares of Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). So long as any Series A Preferred Stock remains outstanding, unless full dividends for the most recently completed dividend period have been declared and paid (or declared and the payment amount has been set aside), we may not, subject to certain exceptions, declare, pay or set aside for payment any dividend on our common stock, or repurchase or redeem our common stock. Upon our liquidation, dissolution, or winding-up, holders of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to stockholders before any distribution of assets is made to holders of common stock, a liquidating distribution in the amount of the liquidation preference of $1,000 per share, plus any declared and unpaid dividends prior to the payment of the liquidating distribution. Holders of the Series A Preferred Stock also have certain approval rights with respect to certain changes in the terms of the Series A Preferred Stock, the issuance of capital stock ranking senior to the Series A Preferred Stock, certain fundamental business transactions and as otherwise required by applicable law, subject to certain limitations. Our obligations to the holders of Series A Preferred Stock could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on the value of our common stock. If we issue additional shares of preferred stock in the future, they would likely also have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up. So long as we have preferred stock outstanding, the rights of the holders of our common stock could be adversely affected, and it could be more difficult for another company to acquire us.

Future equity issuances could result in dilution, which could cause the price of our shares of common stock to decline.

We are generally not restricted from issuing additional shares of stock (up to the limits set forth in our articles of incorporation), subject to the approval of the Series A Preferred Stock holders with respect to certain issuances of preferred stock. We may issue additional shares of our common stock in the future in various transactions, including pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to issue additional shares of our common stock, or securities convertible into shares of our common stock, for any reason, the issuance would have a dilutive effect on the holders of our common stock and could adversely affect the market price of our common stock.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and capital level, composition and quality. Furthermore, the Federal Reserve may prohibit payment of dividends that are deemed unsafe or unsound practice. Accordingly, any declaration and payment of dividends on our common stock will depend upon many factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, our capital management policies and strategic plans; our growth initiatives; and other factors deemed relevant by our Board of Directors. Any such factor could adversely affect the amount of dividends, if any, paid to our common stockholders. If declared, dividends will be payable to the holders of shares of our common stock on a pro rata basis in accordance with their shares held. Our shares of Series A Preferred Stock are entitled to priority over the common shares as to dividends. Other than the stock dividend provided to our stockholders pursuant to our two-for-one stock split in 2018, we have no history of paying dividends to holders of our common stock.

We are a bank holding company and our only source of cash, other than further issuances of securities, is distributions from our wholly owned subsidiaries.

We are a bank holding company that is legally separate and distinct from CrossFirst Bank, our wholly-owned banking subsidiary. We have no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, is dividends received from our wholly owned subsidiaries. Furthermore, our wholly owned subsidiaries are not obligated to pay dividends to us and any dividends paid to us would depend on the earnings or financial condition of our wholly owned subsidiaries and various business considerations. As is the case with all financial institutions, the profitability of our wholly owned subsidiaries is subject to the fluctuating cost and availability of money, changes in interest rates and economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that our wholly owned subsidiaries may pay to the Company without regulatory approval.

As an emerging growth company (“EGC”), we utilize certain exemptions from disclosure requirements which could make our shares less attractive to investors and make it more difficult to compare our performance with other public companies.

As an EGC, we are not required to comply with, among others, auditor attestation requirements relating to management’s assessment of the effectiveness of the Company's internal control over financial reporting or certain executive compensation disclosures. In addition, as an EGC we are not required to comply with new or revised financial accounting standards until private companies are required to comply (unless we elect to adopt the new or revised standard sooner). This may make the comparison of our financial statements with other public companies difficult or impossible because of the potential differences in accounting standards used. If some investors find our shares less attractive as a result of our reliance on these exemptions, the trading prices of our shares may be lower than they otherwise would be.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

The Company maintains a cyber security risk management program designed to prevent, detect and respond to information security threats. The program is designed to align with the National Institute of Standards and Technology (NIST) Cybersecurity Framework, as well as the banking-specific framework from the FFIEC’s Cybersecurity Assessment Tool (CAT). The Company’s program is led by our Chief Technology Officer (“CTO”) and chief information security officer (“CISO”), whose teams are responsible for leading short and long-term enterprise-wide cybersecurity strategy, policy, standards, monitoring, architecture and processes. The CTO chairs the Bank’s Technology, Operations, and Compliance (“TOC”) Committee, which has primary management responsibility for oversight of operations, technology and operational risk, including information security, fraud, vendor, data protections and privacy, business continuity and cybersecurity risks. TOC meets at least quarterly to assess, among other things, cyber threats or risks to the Company and drive awareness and alignment across the Company for effective cybersecurity risk management and reporting.

The Risk Committee of the Board of Directors (the “Risk Committee”) is responsible for reviewing the Company’s information security programs, including oversight of cybersecurity risks and threats. The Risk Committee receives quarterly reports from our CISO and CTO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security program, the emerging threat landscape and key metrics from cybersecurity systems and monitoring. The Company’s cyber security program and technology program are periodically audited by internal audit or independent third-party audit firms, and the results of these audits are reported to the Risk Committee, as well as the Audit Committee of the Board of Directors.

The Company’s processes for assessing, identifying, and managing material risks from cybersecurity threats include using a wide-range of industry-leading security tools, regularly updating our technology roadmaps, and mandating cybersecurity awareness, business continuity, and incident response training for all employees. This training is also supplemented with periodic phishing tests.

We have a detailed incident response plan in place in the event of a cybersecurity incident for contacting authorities and informing key stakeholders to ensure that any non-routine events are properly escalated. The Company participates in cybersecurity incident response exercises to test pre-planned response actions from the Company’s plan and to facilitate group discussions regarding the effectiveness of the Company’s cybersecurity incident response strategies and tactics. We use a third-party Security Operations Center to provide 24x7x365 monitoring of logs, administrator and user actions, network and security appliances, and endpoint agents, and our CISO and CTO actively engage with key vendors, industry participants, the U.S. Department of Homeland Security, and intelligence and law enforcement communities. The company also maintains a vendor relationship with a cyber security firm that supports the Bank to review and mitigate any potential cyber incidents. Strong vendor management and monitoring controls are enforced and require, at a minimum, annual due diligence on critical vendors.

As of the date of this report, cybersecurity threats have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. See Item 1A. Risk Factors for information on the risks that cybersecurity threats pose to the Company.

ITEM 2.PROPERTIES

Our headquarters is located at 11440 Tomahawk Creek Parkway, Leawood, Kansas. Including our headquarters building, we operate 15 full-service banking centers located in: Leawood, Kansas; Wichita, Kansas; Kansas City, Missouri; Oklahoma City, Oklahoma; Tulsa, Oklahoma; Dallas, Texas; Fort Worth, Texas; Frisco, Texas; Phoenix, Arizona; Tucson, Arizona; Denver, Colorado; Colorado Springs, Colorado and Clayton, New Mexico. We own our headquarters building, our banking centers in Leawood, Kansas, Wichita, Kansas, Oklahoma City, Oklahoma, Tucson, Arizona, and Clayton, New Mexico, and we lease the remainder of our locations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and the executive officers of the Bank, including their names, ages and positions as of February 29, 2024:

Name	Age	Position(s)
Michael J. Maddox	54	President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank
W. Randall Rapp	59	President of the Bank
Benjamin R. Clouse	50	Chief Financial Officer of the Company and the Bank
Amy J. Fauss	56	Chief Operating Officer of the Company and the Bank
Jennifer M. Payne	47	Chief Risk Officer of the Company and the Bank
Amy C. Abrams	41	General Counsel and Corporate Secretary of the Company and the Bank
Meggin A. Nilssen	42	Chief Marketing Officer and Chief of Staff of the Company and the Bank

Michael J. Maddox—Mr. Maddox has served as President and Chief Executive Officer of the Company since June 1, 2020, and as Chief Executive Officer of the Bank since November 28, 2008. He also served as President of the Bank from November 2008 until June 2022, when the roles of Chief Executive Officer and President of the Bank were split. Prior to joining the Bank, he was a Regional President for Intrust Bank. In this role, he managed Intrust Bank’s operations in Northeast Kansas. Mr. Maddox has over 20 years of banking experience. Mr. Maddox attended the University of Kansas from which he received a Business degree and a law degree. While at KU, Mr. Maddox was a four-year basketball letterman and a member of the KU team that won the National Championship in 1988. Mr. Maddox completed the Graduate School of Banking at the University of Wisconsin - Madison in 2003. Mr. Maddox is involved with a number of community organizations, including the Kansas City Civic Council, KU Advancement Board, KU School of Business Dean’s Advisory Board and YPO. He has served on the board of CrossFirst Bank since 2008 and currently serves as Chairman of the Board of CrossFirst Bank.

W. Randall Rapp—Mr. Rapp was appointed President of the Bank effective July 1, 2022. He served as the Chief Risk and Credit Officer for the Bank from April 2021 until July 2022, and Chief Credit Officer of the Bank from April 2019 until April 2021. Prior to joining the Bank, Mr. Rapp held various positions at Texas Capital Bank, N.A. from March 2000 until

March 2019, including serving as Executive Vice President and Chief Credit Officer from May 2015 until March 2019, and as a Senior Credit Officer from 2013 until May 2015. He has more than three decades of commercial banking experience, most of which has been spent in credit management for private and public banks in the Dallas/Fort Worth metroplex. He earned a BBA in Accounting from The University of Texas at Austin and an MBA in Finance from Texas Christian University. He is also a licensed CPA. Mr. Rapp is a member of the CrossFirst Bank Board of Directors.

Benjamin R. Clouse—Mr. Clouse has served as Chief Financial Officer of the Company since July 2021, leading the financial organization and overall long-range financial planning and reporting of the Company and the Bank, as well as supporting the execution of the Bank’s growth strategy. He also serves as Chief Financial Officer and Cashier of the Bank. Prior to joining CrossFirst, Mr. Clouse served as Chief Financial Officer of Waddell & Reed Financial, Inc., a financial services firm, from 2018 until its acquisition in 2021. Mr. Clouse held a variety of other senior leadership roles at Waddell & Reed between October 2015 and February 2018, including Vice President and Chief Accounting Officer, Vice President and Principal Accounting Officer and Vice President. Prior to joining Waddell & Reed, Mr. Clouse served as Chief Financial Officer of Executive AirShare Corporation, a private aviation company, from September 2012 to October 2015. From 2006 to 2012 and from 2002 to 2005, he served in various roles with H&R Block, Inc., a tax preparation company in Kansas City, Missouri, including Assistant Vice President—Audit Services and Assistant Vice President and Controller—Tax Services. From 2005 to 2006, Mr. Clouse served as Vice President—Finance and Corporate Controller of Gold Bank Corporation, Inc., a bank holding company. From September 1996 to January 2002, he served in various roles in the audit practice of Deloitte. Mr. Clouse obtained a business degree and a Master of Accountancy degree from Kansas State University.

Amy J. Fauss—Ms. Fauss has held multiple executive leadership roles for the Company and the Bank, currently serving as Chief Operating Officer. Prior to returning to the Chief Operating Officer role, Ms. Fauss served as Chief Human Resources Officer and Chief Administrative Officer of the Company and the Bank from May 2023 to February 2024; Chief Human Resources Officer of the Company and the Bank from January 2021 until May 2023; and Chief Operating Officer of the Bank from December 2009 until June 2022. Prior to joining CrossFirst, she served as Executive Vice President and Chief Operating Officer of Solutions Bank, where she directed all aspects of daily operations and human resources. Her experience also includes senior management positions at Hillcrest Bank and Citizens-Jackson County Bank. Ms. Fauss holds a Bachelor of Science degree in Finance from Central Missouri State University and an MBA from University of Missouri – Kansas City. She has also completed the Graduate School of Banking at the University of Wisconsin – Madison.

Jennnifer M. Payne – Ms. Payne joined the Bank in 2020 as Director, Risk Management and was promoted to Chief Risk Officer in July 2022. In this role, she is responsible for the design, implementation and leadership of the Bank’s enterprise-wide risk management program strategy and framework consistent with the Board-approved risk appetite framework, risk tolerances and risk profile, as well as identifying, monitoring and assessing material and emerging risks for the Company. Prior to joining the Bank, Ms. Payne held various roles at UMB Financial Corporation/UMB Bank, including Chief Risk Officer from 2016 to 2019, Director, Corporate Risk Services from 2012 to 2015 and Director, Internal Audit from 2005 to 2012. Her experience also includes audit and risk roles at Sprint Corporation and Arthur Andersen. Ms. Payne holds a Bachelor of Science in Business Administration from Kansas State University.

Amy C. Abrams – Ms. Abrams has been General Counsel and Corporate Secretary of the Company and the Bank since June 2022. As General Counsel and Corporate Secretary, Ms. Abrams is responsible for the oversight of CrossFirst’s legal affairs and corporate governance matters. Prior to joining the Company and the Bank, Ms. Abrams provided legal assistance to Cerner Corporation and its global affiliates (“Cerner”) from October 2011 until May 2022, most recently serving as Lead Counsel – SEC & Corporate and Assistant Secretary. Cerner (acquired by Oracle Corporation) was a supplier of healthcare information technology services, devices, and hardware. Prior to Cerner, Ms. Abrams was an attorney at the law firm of Polsinelli P.C. Ms. Abrams earned her Juris Doctorate degree from Loyola University-Chicago School of Law and has a business degree from the University of Kansas.

Meggin A. Nilssen – Ms. Nilssen joined the Bank in 2016 and has held various leadership roles, currently serving as Chief Marketing Officer and Chief of Staff of the Company and the Bank. In this role, she is responsible for driving the Bank’s vision of helping people achieve their financial dreams by building marketing programs and aligning the prioritization of the Company’s strategic initiatives. Prior to joining the Bank, Ms. Nilssen served as the Vice President, Sales Management of Bank of Blue Valley. During her 17-year career, she served in a number of roles, including innovation, brand management, advertising, treasury sales, and operations. Ms. Nilssen earned a Bachelor of Science degree from Emporia State University.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CFB.” We had 310 holders of record at February 23, 2024. Management estimates that the number of beneficial owners is significantly greater.

Performance Graph

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock from August 15, 2019 (the date that our common stock commenced trading on the Nasdaq Global Select Market) through December 29, 2023 (the last trading day of the year), compared to an overall stock market index (Russell 2000 Index) and one peer group index (KBW Nasdaq Regional Banking Index) for the same period. The indices are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on August 15, 2019. The performance graph represents past performance and should not be considered to be an indication of future performance.

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

	8/15/2019	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
CrossFirst Bankshares, Inc.	$100.00	$99.45	$73.63	$106.92	$85.00	$93.01
Russell 2000 Index	$100.00	$114.85	$137.77	$158.19	$125.86	$147.17
KBW Nasdaq Regional Banking Index	$100.00	$116.94	$102.79	$136.92	$123.86	$119.00

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

Share Repurchase Program

On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to $30 million of its common stock. No shares were repurchased during the three-months ended December 31, 2023. As of December 31, 2023, approximately $16 million remains available for repurchase under this share repurchase program. Repurchases under the program may be made in open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to acquire any amount of common stock, and it may be suspended at any time at the Company’s discretion. No time limit has been set for completion of the program.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

ITEM 6.[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This section includes a discussion of the financial condition and results of operations of CrossFirst Bankshares, Inc. and its subsidiaries. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K filed with the SEC on March 3, 2023 for a discussion of the financial condition and results of operations of the Company for the period ended December 31, 2021 and a comparison between the 2022 and 2021 results.

Tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. You should read the following financial data in conjunction with the other information contained in this 10-K, including under “Part I, Item 1A. Risk Factors,” and in the financial statements and related notes included elsewhere in this 10-K.

Growth History

We have grown organically primarily by establishing our branch light network in seven states, attracting new clients and expanding our relationships with existing clients, as well as through four strategic acquisitions. The data below presents the business’ growth in key areas for the past five years and the related compound annual growth rate (“CAGR”):

	2019 to 2023	As of December 31,
	CAGR	2023	2022	2021	2020	2019

	(Dollars in thousands)
Available-for-sale (“AFS”) securities	1%	$766,653	$686,901	$745,969	$654,588	$739,473
Gross loans (net of unearned income)(1)	12	6,127,690	5,372,729	4,256,213	4,441,897	3,852,244
Total assets	11	7,380,680	6,601,086	5,621,457	5,659,303	4,931,233
Non-interest-bearing deposits	17	990,458	1,400,260	1,163,224	718,459	521,826
Total deposits	13%	$6,491,276	$5,651,308	$4,683,597	$4,694,740	$3,923,759
(1)	Includes $2 million, $3 million and $65 million of Paycheck Protection Program (“PPP”) loans at December 31, 2023, 2022 and 2021, respectively.

Performance Measures

	As of or for the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands, except per share data)
Return on average assets	0.95%	1.07%	1.24%
Adjusted return on average assets(1)	1.04%	1.19%	1.31%
Return on average common equity	10.36%	9.97%	10.84%
Adjusted return on average common equity(1)	11.32%	11.11%	11.40%
Basic earnings per common share	$1.35	$1.24	$1.35
Diluted earnings per common share	$1.34	$1.23	$1.33
Adjusted diluted earnings per common share(1)	$1.47	$1.37	$1.40
Efficiency ratio(2)	59.84%	57.75%	54.50%
Adjusted efficiency ratio - fully tax equivalent ("FTE")(1)(2)(3)	55.17%	54.40%	52.02%
Ratio of equity to assets	9.59%	9.22%	11.88%
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of these measures.
(2)	We calculate efficiency ratio as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

2023 Highlights

●	Improved profitability as operating revenue and diluted earnings per common share increased compared to the prior year
●	Total assets were $7.4 billion primarily made up of $6.1 billion in loans and $767 million in securities
●	Loans grew $755 million for the year or 14%; excluding the Tucson acquisition, loans grew 12% for the year
●	Deposits grew $840 million for the year or 15%; excluding the Tucson acquisition, deposits grew 12% for the year
●	Non-performing assets were 0.34% of total assets at year-end; net charge-offs for the full year were 0.09% of average loans
●	Reduced non-interest expense for the fourth quarter of 2023 compared to the prior quarter and the same quarter in the prior year as we realized anticipated synergies from our acquisitions as well as executed on targeted efficiency initiatives
●	Issued $7.8 million of Series A Preferred Stock, further bolstering our capital position
●	Grew book value per share 14% to $14.35 at December 31, 2023. Tangible book value per share(1) also grew 13% to $13.56
●	Built capital in a tough operating environment with total risk-based capital increasing to 11.2% and common equity Tier 1 capital increasing to 10.0%
●	Executed a bond portfolio repositioning, which is expected to benefit future earnings and improve liquidity and regulatory capital ratios; The $1.1 million pre-tax loss on sale is expected to have less than a one-year earn back
●	Completed the Tucson acquisition, adding liquidity and talent while deepening our Arizona franchise
o	Added $106 million of loans net of $5.2 million in acquired loan marks, $165 million of deposits and $4.5 million of core deposit intangible
●	Opened a second Dallas branch and one in Fort Worth to expand our footprint in the Dallas-Fort Worth metro market
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of these measures.

Banking Industry Events

The banking industry faced significant upheaval due to the collapse of several banks in March 2023 related to failings in their liquidity management and their significant concentration in certain industries, including exposure to the technology sector and cryptocurrency. We do not have significant industry concentration or any significant exposure to the technology or crypto sectors. Competition for deposits was exacerbated by renewed focus on deposits in excess of FDIC insurance limits following the failures, in addition to increased focus on liquidity and interest rate management at all banks. These challenges, combined with uncertainties around continued cost pressures from inflation, FDIC special assessments and potential for higher provisioning for expected credit losses all led to a highly volatile market for banks. We focused on the following strategies and data:

●	Mobilized our business continuity team and aspects of our contingency funding plan in response to the headline and publicity risk created by the bank failures

●	Conducted frequent executive team meetings (including daily during certain periods) during March to monitor our response, which was focused on client outreach and maintaining and increasing liquidity
●	Expanded liquidity available at the Federal Reserve Bank by pledging additional loans
●	Conducted proactive client outreach by bankers to communicate the strength, stability and relationship focus that clients have come to expect from CrossFirst Bank
●	Improved liquidity in our securities portfolio
●	Expanded our utilization of the Intrafi network as we served clients who were interested in the program; our insured cash sweep offering dates back to 2013

Concentrations

As of December 31, 2023, the Company’s top 25 largest borrowing relationships totaled approximately $1.9 billion in total commitments, representing, in the aggregate, 23% of our total outstanding commitments. As of December 31, 2023, the Company’s top 25 deposit relationships represented approximately 20%, or $1.3 billion, of total deposits. The majority of the $1.3 billion are money market deposit accounts and insured cash sweep deposits. The Company believes that there are sufficient funding sources, including on-balance sheet liquid assets and wholesale deposit options, so that an immediate reduction in these deposit balances would not be expected to have a materially detrimental effect on the Company’s financial position or operations.

Discussion and Analysis - Results of Operations

Income from Operations

Net income totaled $66.7 million, or $1.34 per diluted common share, for 2023, compared to $61.6 million, or $1.23 per diluted common share for 2022. Higher net interest income and non-interest income more than offset higher provision expense and non-interest expense. Full year adjusted net income(1) of $72.8 million, or $1.47 per diluted common share on an adjusted basis(1), increased compared to $68.6 million, or $1.37 per diluted common share on an adjusted basis(1), for the prior year.

Return on average assets was 0.95% for the year ended December 31, 2023. Adjusted return on average assets(1) was 1.04% for the same period. Return on average common equity was 10.36% for the year ended December 31, 2023. Adjusted return on average common equity(1) was 11.32% for the same period.

(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for a reconciliation of these measures.

Net Interest Income

Our profitability depends in substantial part on our net interest income, which is presented on a GAAP and FTE basis. We believe reporting on an FTE basis provides for improved comparability between the various earning assets. Changes in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in interest yields.

The following table presents, for the periods indicated, average statement of financial condition information, interest income, interest expense and the corresponding yield and rates paid:

	For the Years Ended December 31,
	2023			2022			2021
		Interest			Interest			Interest
	Average	Income /		Average	Income /		Average	Income /
	Balance	Expense	Yield / Rate(5)	Balance	Expense	Yield / Rate(5)	Balance	Expense	Yield / Rate(5)

	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$343,451	$12,378	3.60%	$220,760	$5,286	2.39%	$201,419	$3,955	1.96%
Securities - tax-exempt - FTE(1)	500,781	16,754	3.35	551,734	18,559	3.36	488,544	16,981	3.48
Federal funds sold	562	13	2.31	3,139	49	1.56	—	—	—
Interest-bearing deposits in other banks	175,353	8,004	4.56	239,240	3,702	1.55	389,893	502	0.13
Gross loans, net of unearned income(2)(3)	5,821,027	400,910	6.89	4,603,697	224,138	4.87	4,340,791	174,660	4.02
Total interest-earning assets - FTE(1)	6,841,174	$438,059	6.40%	5,618,570	$251,734	4.48%	5,420,647	$196,098	3.62%
Allowance for credit losses(4)	(67,687)			(57,388)			(73,544)
Other non-interest-earning assets	225,408			198,849			244,368
Total assets	$6,998,895			$5,760,031			$5,591,471
Interest-bearing liabilities
Transaction deposits	$661,700	$21,137	3.19%	$538,604	$4,951	0.92%	$608,063	$1,152	0.19%
Savings and money market deposits	2,798,937	111,339	3.98	2,475,891	33,599	1.36	2,338,315	8,225	0.35
Time deposits	1,572,352	69,336	4.41	688,095	11,432	1.66	812,774	9,146	1.13
Total interest-bearing deposits	5,032,989	201,812	4.01	3,702,590	49,982	1.35	3,759,152	18,523	0.49
FHLB and short-term borrowings	210,838	8,258	3.92	232,018	4,855	2.09	279,379	5,840	2.09
Trust preferred securities, net of fair value adjustments	1,084	240	22.14	1,072	142	13.25	982	96	9.76
Non-interest-bearing deposits	1,005,722	—	—	1,146,594	—	—	876,309	—	—
Cost of funds	6,250,633	$210,310	3.36%	5,082,274	$54,979	1.08%	4,915,822	$24,459	0.50%
Other liabilities	102,735			60,175			35,447
Stockholders’ equity	645,527			617,582			640,202
Total liabilities and stockholders’ equity	$6,998,895			$5,760,031			$5,591,471
Net interest income - FTE(1)		$227,749			$196,755			$171,639
Net interest spread - FTE(1)			3.04%			3.40%			3.12%
Net interest margin - FTE(1)			3.33%			3.50%			3.17%
(1)	Calculated on an FTE basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21%.
(2)	Loans, net of unearned income includes non-accrual loans of $18 million, $11 million and $31 million as of December 31, 2023, 2022 and 2021, respectively.
(3)	Loan interest income includes loan fees of $14 million, $14 million and $18 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)	For 2021, this line represents the allowance for loan losses.
(5)

Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Full year net interest income was $224.8 million and $193.5 million for 2023 and 2022, respectively. Full year net interest income – FTE was $227.7 million, an increase of $31.0 million, or 16%, compared to 2022. The net interest margin was 3.29% and 3.44% for the years ended December 31, 2023 and 2022, respectively. The net interest margin – FTE for the full year narrowed to 3.33% from 3.50% in the prior year as our cost of funds rose more than our increase in yield on earning assets which was partially offset by the mix of earning assets and benefit of average non-interest-bearing deposits.

The yield on earning assets increased 1.92%, led by a 2.02% increase in loan yields driven by the repricing of existing variable rate loans and origination of new loans. The yield on the investment portfolio also increased 36 basis points. The cost of funds increased 2.28% over the same period due to pricing pressure on deposits as well as client migration into higher cost deposit products compared to the prior year.

Average earning assets increased to $6.8 billion due to $1.2 billion higher average loans and a $71.7 million increase in the average investment portfolio partially offset by $63.9 million lower average cash balances. Average loan balances were higher due to strong loan growth, both organically and due to the Tucson acquisition. The mix shift toward loans and investments contributed to an improvement in net interest margin compared to 2022. We currently expect the NIM – FTE will be in a range of 3.20% to 3.25% for 2024 with some potential for expansion in the event of rate cuts during 2024.

Provision for Credit Losses

	For the Year Ended December 31, 2023
	2023	2022	2021

	(Dollars in thousands)
Provision for credit losses - loans(1)	$16,764	$7,997	$(4,000)
Provision for credit losses - off-balance sheet(1)	(2,275)	3,504	N/A
Total provision for credit losses	$14,489	$11,501	$(4,000)
(1)	For 2021 this line represents the provision for loan losses

Provision expense of $14.5 million for 2023 included $0.9 million in Day 1 reserves for the loan portfolio acquired from the Tucson acquisition. The remainder of the provision expense was due to loan growth, higher specific reserves and changes in underlying credit quality and economic factors, all partially offset by a decrease in unfunded commitments which lowered the off-balance sheet provision. Provision expense for 2022 totaled $11.5 million and included $4.6 million in Day 1 reserves for the loan portfolio acquired from the Colorado/New Mexico acquisition. The remainder of provision expense was due to strong loan growth and an increase in unfunded commitments, partially offset by lower specific reserves.

Non-interest Income

The components of non-interest income were as follows for the periods shown:

	For the Year Ended December 31,
			Change
	2023	2022	$	%

	(Dollars in thousands)
Service charges and fees on client accounts	$8,186	$6,228	$1,958	31%
ATM and credit card interchange income	5,469	6,523	(1,054)	(16)
Gain on sale of loans	2,684	47	2,637	5,611
Income from bank-owned life insurance	1,709	1,602	107	7
Swap fees and credit valuation adjustments, net	365	188	177	94
Other non-interest income	2,251	2,693	(442)	(16)
Total non-interest income	$20,664	$17,281	$3,383	20%

Non-interest income to average assets	0.30%	0.30%

The changes in non-interest income for the year ended December 31, 2023 compared to 2022 were driven primarily by increased service charges and fees on client accounts and higher gain on sale of loans, partially offset by a decrease in ATM and credit card interchange income. The increase in service charges and fees on client accounts was driven by new clients as well as an increase in client activity. The increase in gain on sale of loans was due to mortgage and SBA lending capabilities that were acquired from the Colorado/New Mexico acquisition in late 2022. The decrease in ATM and credit card interchange income was primarily the result of one large client that mobilized their workforce directly impacted by the COVID-19 pandemic and increased credit card income in 2022. This activity did not re-occur in 2023 at the same level but was partially offset by other client growth.

Non-interest Expense

The components of non-interest expense were as follows for the periods indicated:

	For the Year Ended December 31,
			Change
	2023	2022	$	%

	(Dollars in thousands)
Salary and employee benefits	$89,178	$75,288	$13,890	18%
Occupancy	12,355	10,663	1,692	16
Professional fees	7,081	5,275	1,806	34
Deposit insurance premiums	7,261	3,354	3,907	116
Data processing	4,255	4,750	(495)	(10)
Advertising	2,886	3,201	(315)	(10)
Software and communication	7,023	5,093	1,930	38
Foreclosed assets, net	128	(17)	145	(853)
Other non-interest expense	13,237	13,785	(548)	(4)
Core deposit intangible amortization	3,503	350	3,153	901
Total non-interest expense	$146,907	$121,742	$25,165	21%

Non-interest expense to average assets	2.10%	2.11%

Non-interest expense for the year ended December 31, 2023 increased $25.2 million compared to 2022. Excluding acquisition-related costs and employee separation expenses, full year non-interest expense increased $24.4 million compared to the prior year. On an adjusted basis, salary and employee benefit costs increased due to increased headcount from acquisition-related hirings as well as merit increases. Occupancy costs increased due to new locations in the high-growth Dallas-Fort Worth market and from our acquisitions. The increase in deposit insurance premiums was primarily due to growth in assets and a higher assessment rate. The increase in software and communication expense was due to new digital banking platform implementation expense as well as increased headcount and client growth, primarily from our acquisitions. Core deposit intangible amortization expense also increased compared to the prior year as a result of the acquisitions.

Our GAAP efficiency ratio for 2023 was 59.84% and our adjusted efficiency ratio – FTE was 55.17% compared to 57.75% and 54.40% on a reported and adjusted basis in 2022. The adjusted efficiency ratio was relatively consistent year over year as increases due to ongoing expenses related to our acquisitions were mostly offset by our continued focus on profitable growth through prudent expense management. See below under “Non-GAAP Financial Measures” for a reconciliation of our adjusted efficiency ratio – FTE to our GAAP efficiency ratio. We currently expect our non-interest expense to be in a range of $36 million to $37 million per quarter for 2024.

Income Taxes

Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits and permanent tax differences from stock-based compensation. In addition, 2022 included a $0.3 million charge related to certain non-deductible acquisition costs in connection with the Colorado/New Mexico acquisition. Detail behind the differences between the statutory rate and effective tax rate for the years ended December 31, 2023, 2022 and 2021 is provided in Note 12: Income Taxes within the Notes to the Consolidated Financial Statements.

The tax-exempt benefit diminishes as the Company’s ratio of taxable income to tax-exempt income increases. We currently anticipate the effective tax rate to remain in the range of 20% to 22% for 2024. A three-year trend of our income tax and effective tax rate is presented below:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Income tax expense	$17,440	$15,973	$17,556
Income before income taxes	$84,109	$77,572	$86,969
Effective tax rate	21%	21%	20%

Discussion and Analysis - Financial Condition

Total assets were $7.4 billion at December 31, 2023 compared to $6.6 billion at December 31, 2022, an increase of $0.8 billion, or 12%. Cash and cash equivalents decreased $45 million, or 15%, from December 31, 2022, and investment securities increased $80 million, or 12%. Loans increased $0.8 billion, or 14%, including $0.1 billion as a result of the Tucson acquisition, and the allowance for credit losses increased $12 million to $73 million at December 31, 2023. Total deposits increased $0.8 billion to $6.5 billion at December 31, 2023, compared to December 31, 2022, including $0.2 billion as a result of the Tucson acquisition. FHLB advances totaled $78 million and decreased $140 million compared to December 31, 2022.

Investment Portfolio

Our investment portfolio is governed by our investment policy that sets our objectives, limits and liquidity requirements among other items. The portfolio is maintained to serve as a contingent, on-balance sheet source of liquidity. The objectives of our investment portfolio are to optimize earnings, manage credit risk, ensure adequate liquidity, manage interest rate risk, meet pledging requirements and meet regulatory capital requirements. Our investment portfolio is generally comprised of government sponsored entity securities and U.S. state and political subdivision securities with policy limits set on all types of securities. Our current investment strategy includes reducing the concentration in municipal investments, investing in lower risk-weighted assets with the goal of increasing liquidity and providing more balanced cash flow.

All debt securities are classified as AFS securities. In the event the AFS portfolio becomes too large given the constraints set in the policy, investments may be classified as held-to-maturity. Held-to-maturity classification will only be used if we have the intent and ability to hold the investment to its maturity.

As of December 31, 2023, AFS debt securities totaled $767 million, an increase of $80 million or 12% from the prior year-end. The increase was driven by the purchase of $117 million in SBA securities, $103 million in mortgage-backed securities, $15 million in U.S. Treasury securities, and $12 million in tax-exempt municipal securities. We also sold $155 million in tax-exempt municipal securities at a loss of $1 million and there were $36 million of paydowns and maturities in mortgage-backed securities during the year. Included in these sales was a bond portfolio restructuring we executed in the fourth quarter of 2023, which is expected to benefit future earnings, improve liquidity and regulatory capital ratios. The unrealized loss on AFS securities also decreased $20 million compared to the prior year-end primarily due to changes in interest rates. For additional information, including information regarding other securities owned by the Company, see Note 3: Securities in the Notes to the Consolidated Financial Statements.

The following table shows with respect to our portfolio of available-for-sale securities, the estimated fair value, percent of the portfolio of available-for-sale securities and weighted average yield of such securities as of the dates indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Estimated	Percent of	Weighted	Estimated	Percent of	Weighted
	Fair Value	portfolio	Average Yield	Fair Value	portfolio	Average Yield

Available-for-sale securities	(Dollars in thousands)			(Dollars in thousands)
Federal agency obligations	$10,072	1	6.41%	$—	—%	—%
U.S. Treasury securities	4,968	1	5.56	—	—	—
Mortgage-backed - GSE residential	212,462	28	3.15	172,309	25	2.39
Collateralized mortgage obligations - GSE residential	49,944	7	5.12	10,886	2	2.36
State and political subdivisions	355,897	46	2.61	494,496	72	2.80
Small Business Administration loan pools	124,778	16	4.87	—	—	—
Corporate bonds	8,532	1	5.68	9,210	1	5.70
Total available-for-sale securities	$766,653	100%	3.35%	$686,901	100%	2.74%

Loan Portfolio

Loans represent our largest portion of earning assets and typically provide higher yields than other assets. The quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. Our internal loan policy outlines our standard lending philosophy and provides consistent direction to achieve goals and objectives, which include maximizing earnings over the short and long term by managing risks through the policy. Internal concentration limits exist on all loans, including commercial real estate, energy, and land development. We established strong underwriting practices and procedures to assess our borrowers, including review of debt service, collateral value and evaluation of guarantors. Management regularly monitors the credit risk of our loan portfolio, including periodic portfolio reviews of all outstanding credits, sensitivity testing of the impacts of the current economic environment on borrower financial condition and overall credit risk profile. In addition, management engages third-party specialists to review the loan portfolio on a regular basis. Appropriate actions are taken when a borrower is no longer able to service its debt.

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

The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated:

			December 31, 2022, vs.
	As of	As of	December 31, 2023
	December 31, 2023	December 31, 2022	% Change

	(Dollars in thousands)
Commercial and industrial(1)	$2,160,212	$1,974,932	9%
Energy	214,218	173,218	24
Commercial real estate - owner occupied	566,253	437,119	30
Commercial real estate - non-owner occupied	2,685,534	2,314,600	16
Residential real estate	464,095	439,367	6
Consumer	37,378	33,493	12
Total	$6,127,690	$5,372,729	14%
(1)	Total includes PPP loans of $1.5 million and $3.2 million as of December 31, 2023 and 2022, respectively

For a description of the Company’s loan segments refer to the “Loan Portfolio Segments” section within Note 4: Loans and Allowance for Credit Losses within the Notes to the Consolidated Financial Statements.

Commercial and Industrial Loans

The Company provides a mix of variable- and fixed-rate commercial and industrial loans across various industries. We extend commercial and industrial loans on an unsecured and secured basis. Unsecured commercial and industrial loan balances totaled $252 million or 4% of the total loan portfolio as of December 31, 2023 compared to $271 million or 5% as of December 31, 2022.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. The largest segment as of the end of 2023 was restaurants as we launched a Restaurant Finance lending vertical in 2022 that gained significant traction in 2023. A detail of the Company’s commercial and industrial loan portfolio by industry as of December 31, 2023 and 2022 is provided below with loans acquired in the Colorado/New Mexico acquisition excluded as of December 31, 2022:

Commercial Loan Portfolio by Industry
As of 12/31/2023
Restaurants, 11%
Manufacturing, 10%
Credit Related Activities, 8%
Engineering & Contracting, 7%
Health Care, 6%
Real Estate Activity, 6%
Financial Management, 5%
Bus Lns to Individuals, 5%
Aircraft & Transportation, 4%
Misc Financial Vehicles, 4%
Other Industries, 34%

Commercial Loan Portfolio by Industry
As of 12/31/2022
Restaurants, 5%
Manufacturing, 11%
Engineering & Contracting, 10%
Health Care, 5%
Real Estate Activity, 5%
Financial Management, 5%
Bus Lns to Individuals, 6%
Aircraft & Transportation, 7%
Merchant Wholesalers, 3%
Other Industries, 43%

Commercial Real Estate Loans

Our commercial real estate portfolio – non-owner-occupied is comprised of construction and development loans, multifamily loans and investor commercial real estate loans. Management regularly monitors the credit risk of our commercial real estate portfolio, including periodic portfolio reviews of all outstanding credits, sensitivity testing of the impacts of the current interest rate environment on borrower financial condition and overall credit risk profile. In addition, management engages third-party specialists to review the loan portfolio on a regular basis. Management actively monitors credit risk including oversight of credit and lending strategies, exposures and objectives of the Company. Management’s monitoring activities are reviewed by the Risk Committee of the Board of Directors of the Company on a regular basis.

During 2023, office and industrial loans decreased compared to 2022 as we continued to focus on diversifying the portfolio as well as integrating the acquired portfolio. A detail of our commercial real estate portfolio by type as of December 31, 2023 and 2022 is provided below with loans acquired in the Colorado/New Mexico acquisition excluded as of December 31, 2022:

Our commercial real estate portfolio is predominately in-market relationships with 72% of commercial real estate loans located within our footprint of Kansas, Missouri, Texas, Oklahoma, Arizona and Colorado as of December 31, 2023, compared to 73%, excluding loans acquired in the Colorado/New Mexico acquisition, as of December 31, 2022. A detail of our real estate portfolio by geography (based upon location of collateral) as of December 31, 2023 is presented below:

The following tables show the contractual maturities of our gross loans and sensitivity to interest rate changes at December 31, 2023 and 2022:

	As of December 31, 2023
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$125,460	$608,786	$335,330	$926,646	$64,907	$78,996	$19,826	$261	$2,160,212
Energy	107	3,631	340	210,140	—	—	—	—	214,218
Commercial real estate - owner occupied	14,772	25,907	180,194	76,358	101,018	117,019	2,524	48,461	566,253
Commercial real estate - non-owner occupied	75,518	427,082	596,545	1,161,103	113,622	197,637	16,436	97,591	2,685,534
Residential real estate	5,537	1,364	29,156	11,717	65,086	27,356	3,036	320,843	464,095
Consumer	15,464	13,763	6,448	1,633	23	47	—	—	37,378
Total	$236,858	$1,080,533	$1,148,013	$2,387,597	$344,656	$421,055	$41,822	$467,156	$6,127,690

	As of December 31, 2022
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$136,931	$504,680	$329,572	$805,656	$62,908	$113,238	$19,589	$2,358	$1,974,932
Energy	—	29,159	916	143,143	—	—	—	—	173,218
Commercial real estate - owner occupied	9,361	26,152	148,470	42,782	79,261	91,333	99	39,661	437,119
Commercial real estate - non-owner occupied	87,614	337,321	472,750	1,000,076	136,151	214,217	12,408	54,063	2,314,600
Residential real estate	4,380	2,643	21,987	8,893	68,818	30,416	377	301,853	439,367
Consumer	3,450	12,343	8,669	8,608	371	52	—	—	33,493
Total	$241,736	$912,298	$982,364	$2,009,158	$347,509	$449,256	$32,473	$397,935	$5,372,729

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of gross loans is as follows at December 31, 2023:

	As of December 31, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate

	(Dollars in thousands)
Commercial and industrial	$545,523	5.20%	$1,614,689	8.53%	$2,160,212	7.73%
Energy	447	5.36%	213,771	9.00%	214,218	8.99%
Commercial real estate - owner occupied	298,508	4.36%	267,745	6.48%	566,253	5.35%
Commercial real estate - non-owner occupied	802,121	5.03%	1,883,413	7.67%	2,685,534	6.82%
Residential real estate	102,815	4.04%	361,280	4.00%	464,095	4.01%
Consumer	21,935	6.21%	15,443	8.60%	37,378	7.20%
Total	$1,771,349		$4,356,341		$6,127,690

Allowance for Credit Losses

The ACL represents our best estimate of the expected credit losses in the Company’s loan portfolio and off-balance sheet commitments, measured over the contractual life of the underlying instrument. The allocation in one portfolio segment does not preclude its availability to absorb losses in other segments. The table below presents the allocation of the allowance for credit losses as of the dates indicated:

	December 31, 2023					December 31, 2022
	ACL Amount					ACL Amount
				Percent of	Percent of				Percent of	Percent of
		Off-Balance		ACL to	Loans to		Off-Balance		ACL to	Loans to
	Loans	Sheet	Total	Total ACL	Total Loans	Loans	Sheet	Total	Total ACL	Total Loans

	(Dollars in thousands)
Commercial and industrial	$32,244	$954	$33,198	42%	35%	$26,803	$319	$27,122	39%	37%
Energy	3,143	149	3,292	4	3	4,396	787	5,183	7	3
Commercial real estate - owner occupied	6,445	125	6,570	8	9	5,214	221	5,435	8	8
Commercial real estate - non-owner occupied	28,130	5,096	33,226	42	44	21,880	7,323	29,203	41	43
Residential real estate	3,456	89	3,545	4	8	3,333	35	3,368	5	8
Consumer	44	—	44	—	1	149	3	152	—	1
Gross loans	$73,462	$6,413	$79,875	100%	100%	$61,775	$8,688	$70,463	100%	100%

Refer to Note 4: Loans and Allowance for Credit Losses within the Notes to Consolidated Financial Statements for a summary of the changes in the ACL.

Charge-offs and Recoveries

For the year ended December 31, 2023, charge-offs primarily related to five commercial and industrial borrowers, who were unable to meet their debt obligations. Recoveries totaled $0.3 million for the year ended December 31, 2023 and were primarily related to two commercial and industrial loans that were previously charged-off. The table below provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
Commercial and industrial	0.26%	0.13%	0.82%
Energy	(0.07)	1.19	0.32
Commercial real estate - owner occupied	—	(0.07)	—
Commercial real estate - non-owner occupied	—	0.05	—
Residential real estate	—	—	(0.08)
Consumer	0.01	(0.02)	0.09
Total net charge-offs to average loans	0.09%	0.08%	0.30%

Non-performing assets and past due loans

Non-performing assets include: (i) non-performing loans - includes non-accrual loans, loans past due 90 days or more and still accruing interest; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired debt securities.

The table below summarizes our non-performing assets and related ratios as of the dates indicated:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Asset quality
Non-accrual loans	$18,451	$11,272	$31,432
Loans 90+ days past due and still accruing	6,339	750	90
Total non-performing loans	24,790	12,022	31,522
Foreclosed assets held-for-sale	—	1,130	1,148
Total non-performing assets	$24,790	$13,152	$32,670

Loans 30 - 89 days past due	$2,028	$19,519	$3,529

Asset quality metrics (%)	2023	2022	2021
Non-performing loans to total loans	0.40%	0.22%	0.74%
Non-performing assets to total assets	0.34	0.20	0.58
ACL to total loans	1.20	1.15	1.37
ACLs + RUC to total loans(1)	1.30	1.31	N/A
ACL to non-performing loans	296	514	185
Classified Loans / (Capital + ACL)	14.9	10.1	10.8
Classified Loans / (Capital + ACL + RUC)(1)	14.8	10.0	N/A
(1)	Includes the accrual for off-balance sheet credit risk from unfunded commitments (“RUC”).

Non-performing assets increased to $24.8 million at December 31, 2023 due to a $7.2 million increase in non-accrual loans and a $5.6 million increase in loans that were 90+ days past due and still accruing. The increases are attributable primarily to several commercial and industrial and commercial real estate loans going on non-accrual during the year and two commercial and industrial credits and one residential real estate credit that were 90+ days past due and still accruing at year end. The non-performing assets to total assets ratio increased to 0.34% at December 31, 2023 from 0.20% at December 31, 2022. Classified loans increased $48.9 million during the year due increases in classified commercial and industrial and commercial real estate loans bringing the total classified loans to capital (including ACL and RUC) to 14.8%. Loans 30-89 days past due decreased $17.5 million year-over-year to $2.0 million.

Bank-Owned Life Insurance

The Company maintains investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy.

The following table provides the balance of BOLI income earned and tax-equivalent yield for the periods indicated:

	As of or For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Ending balance	$70,810	$69,101	$67,498
Income earned	$1,709	$1,602	$3,483
Tax-equivalent yield(1)	3.0%	2.9%	6.4%
(1)	Tax exempt income is calculated on a tax-equivalent basis. BOLI income is exempt from federal and state taxes. The incremental tax rate used is 24.7% between 2021 and 2023.

Deposits

The following table sets forth deposit balances by certain categories as of the dates indicated and the percentage of each deposit category to total deposits:

			December 31, 2022 vs.
	As of	As of	December 31, 2023
	December 31, 2023	December 31, 2022	% Change

	(Dollars in thousands)
Non-interest-bearing deposits	$990,458	$1,400,260	(29.3)%
Transaction deposits	800,255	543,801	47.2
Savings and money market deposits	2,869,471	2,761,680	3.9
Time deposits(1)	1,831,092	945,567	93.7
Total deposits	$6,491,276	$5,651,308	14.9%
Total uninsured deposits as a percent of total deposits(2)	33%	39%
(1)	Includes $876 million and $382 million of brokered deposits, representing 48% and 40% of time deposits for the years ended December 31, 2023 and 2022, respectively.
(2)

Based on estimated amounts of uninsured deposits with the same methodologies and assumptions used for the Bank’s regulatory reporting requirements adjusted to exclude pass-thru accounts where clients have deposit insurance at the correspondent financial institution.

Deposits originate from our markets as well as through participation in certain wholesale programs. Deposit accounts are added by loan cross-selling, client referrals and involvement within our community. The Company offers a variety of deposit products including non-interest-bearing demand deposits and interest-bearing deposits that include transaction accounts (including NOW accounts), savings accounts, money market accounts, and certificates of deposit. The Bank also acquires brokered deposits, internet subscription certificates of deposit, and reciprocal deposits through the Intrafi Network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service and Insured Cash Sweep program. The Company is a member of the Intrafi Network which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250 thousand. The Intrafi Network allows institutions to break large deposits into smaller amounts and place them in a network of other Intrafi Network institutions to ensure full FDIC insurance is gained on the entire deposit. Total uninsured deposits, based on estimated amounts with the same methodologies and assumptions used for the Bank’s regulatory reporting requirements, which are adjusted to exclude pass-through accounts where clients have deposit insurance at the correspondent financial institution, were $2.2 billion as of December 31, 2023 and 2022.

At December 31, 2023, deposits increased $840 million, or 15%, from the prior year-end including $165 million from the Tucson acquisition. Time deposits increased by $886 million during 2023 as we added $299 million of new and renewed time deposits and clients shifted $121 million from other deposit products. In addition, we added brokered time deposits to meet short-term liquidity needs. Transaction deposits and savings and money market deposits increased $364 million at December 31, 2023 as compared to December 31, 2022, as a result of new deposit relationships and increased deposits from current clients. Non-interest-bearing deposits decreased $410 million, or 29%, from December 31, 2022 to December 31, 2023. The decrease in non-interest-bearing deposits was driven by approximately $554 million of decreased deposits from current clients, $240 million of which was related to two large client relationships with short-term elevated cash levels at December 31, 2022, and $134 million of shifts to other deposit products, partially offset by $326 million from new client relationships. At December 31, 2023 and 2022, non-interest-bearing deposits represented 15% and 25% of total deposits, respectively.

The following table sets forth the maturity of time deposits as of December 31, 2023:

	As of December 31, 2023
	Three Months or	Three to Six	Six to Twelve	After Twelve
	Less	Months	Months	Months	Total

	(Dollars in thousands)
Time deposits in excess of FDIC insurance limit	$236,958	$162,927	$75,774	$11,676	$487,335
Time deposits below FDIC insurance limit	520,617	391,324	266,853	164,963	1,343,757
Total time deposits	$757,575	$554,251	$342,627	$176,639	$1,831,092

Other Borrowed Funds

The Company may utilize other borrowings to support liquidity needs as well as asset growth from time-to-time. The use of other borrowings depends on core deposit levels and fluctuations as well as the availability and pricing of brokered deposits. The risks associated with other borrowings are addressed in the same fashion as other financial condition risks incurred by the Bank. Credit risk, interest rate risk, concentration risk, capital adequacy and liquidity are measured for the consolidated statement of financial condition as a whole, including any wholesale funding strategies that have been implemented or are expected to be implemented.

The following table sets forth the amounts outstanding and weighted average interest rate of our borrowings as of the dates indicated:

	As of December 31,
	2023		2022		2021
		Weighted Average		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in thousands)
Federal funds purchased	$—	—%	$20,000	4.65%	$—	—%
FHLB borrowings(1)	77,889	2.06	218,111	3.02	236,600	1.92
Trust preferred securities(2)	1,118	7.39	1,061	6.51	1,009	1.94
Line of credit	—	—	5,000	7.50	—	—
SBA loan secured borrowings	7,832	N/A	9,396	N/A	—	—
Total other borrowings	$86,839	2.13%	$253,568	3.41%	$237,609	1.92%
(1)	Includes FHLB advances and FHLB line of credit.
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

The following table sets forth the maximum amount at any month end during the reporting period, the weighted average interest rate and the average balance of other borrowings during the reported period for the years indicated:

	For the Year Ended December 31,
	2023			2022			2021
	Maximum			Maximum			Maximum
	Amount		Weighted	Amount		Weighted	Amount		Weighted
	Outstanding at	Average	Average	Outstanding at	Average	Average	Outstanding at	Average	Average
	Any Month End	Amount	Interest Rate	Any Month End	Amount	Interest Rate	Any Month End	Amount	Interest Rate

	(Dollars in thousands)
Repurchase agreements	$1,557	$345	2.15%	$5,695	$827	0.13%	$6,218	$1,821	0.15%
Federal funds purchased	20,000	836	5.54	20,000	7,836	1.22	—	—	—
FHLB borrowings(1)	453,349	204,267	3.80	326,600	224,182	2.11	293,100	277,558	2.10
Trust preferred securities(2)	1,118	1,084	16.86	1,061	1,031	8.83	1,009	982	5.05
Line of credit	7,500	5,390	8.34	5,000	27	—	—	—	—
SBA loan secured borrowings	$9,396	8,634	N/A	$10,897	1,170	N/A	$—	—	—
Total other borrowings		$220,556	3.98%		$235,073	2.10%		$280,361	2.10%
(1)	Includes FHLB advances and FHLB line of credit.
(2)

The difference between the interest rate above and the interest rate in this table is due to the Company assuming a liability with a fair value of $1 million related to the assumption of trust preferred securities issued by Leawood Bancshares Statutory Trust I for $4 million on September 30, 2005. In 2012, the Company settled litigation related to the trust preferred securities which decreased the principal balance by $2 million and the recorded balance by approximately $400 thousand. The difference between the recorded amount and the contract value of $3 million is being accreted to the maturity date in 2035.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to generate adequate amounts of cash from depositors, stockholders, profits or other funding sources, to meet our needs for funding, including payments to borrowers, withdrawals from depositors, operational costs, capital requirements and other strategic cash flow needs.

Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the consolidated statement of financial condition; and (ii) off-balance sheet liquidity resources, which represent funds available from third-party sources. On-balance sheet liquidity resources include overnight funds, short-term deposits with other banks, AFS securities, and certain other sources. Off-balance sheet liquidity resources consist of credit lines, wholesale deposits, debt funding and certain other sources.

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

Off-balance sheet liquidity resources require sufficient collateral, in the form of loans or securities, and have a larger, negative impact on our capital ratios. As a result, off-balance sheet liquidity has a higher cost compared to deposit growth. Off-balance sheet liquidity exists in several forms including: (i) internet subscription certificates of deposit; (ii) brokered deposits; (iii) borrowing capacity; (iv) repurchase agreements; or (v) other sources.

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

Our liquidity policy governs our approach to our liquidity position. We manage our liquidity based upon factors that include the level and quality of capital and our overall financial condition, the trend and volume of problem assets, our balance sheet risk exposure, the level of deposits as a percentage of total loans, the amount of non-deposit funding used to fund assets, the availability of unused funding sources and off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and other factors. We also conduct contingency funding plan stress tests at least annually to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. The Company’s liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of our clients while attempting to achieve adequate earnings for our stockholders. The Company measures liquidity needs through daily balance sheet monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits.

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

As of December 31, 2023, 2022, and 2021, we had the following available funding:

	As of December 31,
	2023	2022	2021

	(Dollars in thousands)
On-balance sheet liquidity(1)	$1,021,882	$986,482	$1,224,253
Off-balance sheet liquidity(2)	1,496,225	770,165	732,748
Total liquidity	$2,518,107	$1,756,647	$1,957,001
On-balance sheet liquidity(1) as a percent of assets	14%	15%	22%
Total liquidity as a percent of assets	34%	27%	35%
(1)

On-balance sheet liquidity represents funds currently on the Consolidated Statements of Financial Condition. It consists of overnight funds, short-term deposits with other banks and unpledged AFS securities.

(2)	Off-balance sheet liquidity represents funds available from third-party sources including credit lines, FHLB, and FRB.

Total on- and off-balance sheet liquidity increased $761.5 million as of December 31, 2023 compared to the prior year end. The primary reason for the increase was due to off-balance sheet liquidity from increasing FHLB availability by $325 million and FRB availability by $276 million. The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2023 and 2022. As of December 31, 2023, we had cash and cash equivalents of $255 million compared to $300 million at December 31, 2022. During 2023 and 2022, operating activities provided $99.4 million and $80.4 million of cash, respectively, while financing activities provided $514.0 million and $357.0 million of cash, respectively. The primary driver of higher cash provided by financing activities was an increase in time deposits, partially offset by lower demand and savings, NOW and money market accounts. The higher time deposits were also partially offset by lower FHLB and federal funds sold borrowings compared to 2022 as the pricing for time deposits was favorable to other borrowing sources. Cash usage from investing activities was $658.3 million for 2023 compared to $620.0 million for 2022. The primary driver of higher cash used for investing activities was that the prior year included more cash from acquisitions, partially offset by a smaller net change in loans.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is subject to contractual obligations made in the ordinary course of business. The obligations include deposit liabilities, other borrowed funds, operating leases and preferred dividends. On an annual basis, the Company pays $0.6 million of cash dividends to holders of our preferred stock. Refer to Note 11: Borrowing Arrangements within the Notes to the Consolidated Financial Statements for a listing of our December 31, 2023 significant contractual cash obligations to third parties on debt obligations. Refer to Note 6: Leases within the Notes to the Consolidated Financial Statements for a summary of our contractual cash obligations to third parties on lease obligations as well as Note 21: Commitments and Credit Risk within the Notes to the Consolidated Financial Statements for information regarding our commitments related to investments we’ve made in certain investment funds.

As a financial services provider, the Company is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit. Off-balance sheet arrangements represent the Company’s future cash requirements. However, a portion of these commitments may expire without being drawn upon. Refer to Note 21: Commitments and Credit Risk within the Notes to the Consolidated Financial Statements for a listing of our December 31, 2023 off-balance sheet arrangements.

The Company’s short-term and long-term contractual obligations, including off-balance sheet obligations, may be satisfied through our on-balance sheet and off-balance sheet liquidity discussed above.

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

The Company and the Bank exceeded all regulatory capital requirements under Basel III, and the Bank was considered to be “well-capitalized” for the periods ended December 31, 2023 and 2022. Refer to Note 14: Regulatory Matters in the Notes to the Consolidated Financial Statements for the table that summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2023 and 2022.

For the year ended December 31, 2023, the Company’s stockholders’ equity increased primarily due to net income, stock-based compensation activity, a decrease to the unrealized loss on AFS securities, net of tax, the impact of the Tucson acquisition and the issuance of preferred stock.

Changes in stockholders’ equity for the fiscal years ended December 31, 2023, 2022, and 2021 are provided in the Consolidated Statements of Stockholders’ Equity. Additional information regarding the Company’s stock activity is provided in Note 19: Stockholders’ Equity within the Notes to the Consolidated Financial Statements.

Interest Rate Sensitivity

A primary component of market risk is interest rate volatility. Managing interest rate risk is a key element of the Company’s consolidated statement of financial condition management. Interest rate risk is the risk that net interest margins will be eroded over time due to changing market conditions. Many factors can cause margins to erode including, without limitation, (i) lower loan demand; (ii) increased competition for funds; (iii) weak pricing policies; (iv) statement of financial condition mismatches; and (v) changing liquidity demands. The objective is to maximize income while minimizing interest rate risk. The Company manages its sensitivity position in accordance with its interest rate risk policy. The management of interest rate risk is a three-step process and involves: (i) measuring the interest rate risk position; (ii) policy constraints; and (iii) strategic review and implementation.

Our exposure to interest rate risk is managed by the Asset/Liability Committee (“ALCO”) in accordance with policies approved by the Board of Directors. ALCO uses a combination of three systems to measure the statement of financial condition’s interest rate risk position. The three systems include: (i) gap reports; (ii) earnings simulation; and (iii) economic value of equity (“EVE”).

●	A gap report measures the repricing volume of assets and liabilities by time period. The difference between repricing assets and repricing liabilities for a particular time period is known as the periodic repricing gap. Using this method, it is possible to estimate the impact on earnings of a given rate change. As a method of evaluating interest rate risk, the gap report is a method of assessing earnings exposure. However, its reliability diminishes as statement of financial condition complexity increases. Optionality and other factors complicate the analysis.
●	An earnings simulation measures the effect of changing interest rates on net interest income and earnings. Earnings simulation is more detailed than gap analysis. Under this approach, the repricing characteristics of each asset and liability instrument are programmed into a simulation model. This model allows the Bank to include important characteristics such as caps, floors, and time lag. It also allows the Bank to include the impact of new business activity in the analysis. Gap reporting only considers the existing statement of financial condition position.
●	EVE is a valuation approach to measuring long-term interest rate risk exposure. This approach considers all future time periods, which provides an advantage over earnings simulation. However, a negative attribute of EVE is that it assumes a sustained change in rates, which may not be the case in the long-term. This approach seeks to compute the financial risk of having a duration mismatch between assets and funding.

In addition, ALCO compares the current interest rate risk position to policy limits. This procedure is compliance oriented and results in either a pass or fail outcome. When the statement of financial condition is in compliance, no further action is necessary. In instances of noncompliance, ALCO will develop a plan of action to correct the condition. A summary of the plan and its timing for completion would be forwarded to the board of directors each quarter until compliance is reestablished.

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

When evaluating statement of financial condition rate sensitivity, an analysis of total funding is of critical importance. The funding can be segregated into three broad categories, as follows: (i) funding with defined maturity dates; (ii) non-maturity deposits; and (iii) perpetual funding.

●	Funding with defined maturity dates includes certificates of deposit and borrowed funds. The repricing analysis requires a twofold statement of behavior for each statement of financial condition category. It requires a cash flow schedule for principal and interest payments and a repricing schedule of rate adjustments. Once the cash flow and repricing projections are developed, the category can be analyzed for interest rate risk exposure.
●	Non-maturity deposits tend to be a longer term, less volatile source of funds. Non-maturity deposits have very short contractual lives. The Bank uses historical analysis to develop its decay assumptions, but it looks at aggregate account types rather than individual clients. The review analyzes both non-maturity deposits as a whole and individual deposit categories.
●	Perpetual funding is the most stable and least costly source of funding. Its main component is equity capital. It has a zero interest rate and cannot be withdrawn by stockholders because of a rate change. In effect, it is a perpetual source of free funding.

Periodic independent evaluations are conducted and documented. Each evaluation consists primarily of: (i) an assessment of internal controls; (ii) an evaluation of data integrity; (iii) an assessment of the appropriateness of the risk management system; (iv) an assessment of the reasonableness of validity scenarios; (v) a review of ALCO’s charter; and (vi) validation of calculations. In addition, to ensure the model is working as expected a back test of the model is completed at least annually.

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

On a quarterly basis, we run various simulation models including a static statement of financial condition and a dynamic growth statement of financial condition. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rates change over a 12-month horizon based upon parallel and nonparallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Nonparallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve.

Our policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 15% for a -300 basis point shift, 10% for a -200 basis point shift, 5% for a -100 basis point shift, 5% for a 100 basis point shift, 10% for a 200 basis point shift, and 15% for a 300 basis point shift. The policy further specifies that for instantaneous parallel shifts of the yield curve, estimated fair value of equity should not decline by more than 30% for a -300 basis point shift, 20% for a -200 basis point shift, 10% for a -100 basis point shift, 10% for a 100 basis point shift, 20% for a 200 basis point shift and 30% for a 300 basis point shift.

The Company has several instruments that can be used to manage interest rate risk, including: (i) modifying the duration of interest-bearing liabilities; (ii) modifying the duration of interest-earning assets, including our investment portfolio; and (iii) entering into on-balance sheet derivatives. Based upon the nature of our operations, we are not subject to material foreign exchange or commodity price risk. The Company may utilize interest swaps for the purpose of managing interest rate risk, including forwards, interest rate caps, floors, collars, corridors and swaptions.

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

Hypothetical Change in Interest Rate - Rate Shock
	December 31, 2023		December 31, 2022
Change in Interest Rate	Percent Change in	Percent Change in	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+300	(2.3)%	(18.9)%	7.9%	(9.9)%
+200	(1.6)	(13.3)	5.3	(6.4)
+100	(1.0)	(6.8)	2.6	(2.7)
Base	—%	—%	—%	—%
-100	1.6	6.8	(2.7)	2.6
-200	3.1	13.7	(5.4)	5.1
-300	3.9	21.4	(11.2)	6.3

Hypothetical Change in Interest Rate - Rate Ramp
	December 31, 2023	December 31, 2022
Change in Interest Rate	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Net Interest Income
+300	(0.9)%	3.4%
+200	(0.6)	2.3
+100	(0.4)	1.1
Base	—%	—%
-100	0.4	(1.1)
-200	0.9	(2.3)
-300	1.3	(3.9)

The Company’s position has shifted to liability sensitive as of December 31, 2023 and has changed from an asset sensitive position as of December 31, 2022 primarily due to the expected repricing of interest-bearing liabilities as compared to repricing of earning assets. Loans remain the largest portion of the Company’s variable rate earning assets, and $4.3 billion, or 69%, of loans mature or reprice within the next twelve months. The Company expects $5.4 billion of interest-bearing liabilities will reprice in the next twelve months which consists of short duration time deposits and indexed client deposits. Approximately 95% of the Company’s time deposits mature within the next twelve months, with 46% in the first quarter of 2024. In addition, the Company has 25% of its deposits indexed to the federal funds rate. The Company also holds a $250 million interest rate collar that was executed in July 2022 and becomes effective in January 2024 and increases the Company’s liability sensitive position. In addition, during 2023 the Company entered into $89.5 million of notional swaps on brokered time deposits for nine- and twelve-month terms which hedged on-balance sheet liabilities. The Company continuously monitors the interest rate environment and believes that derivative strategies to protect net interest margin are available if needed. Additional information regarding the Company’s on-balance sheet derivative activity is incorporated herein from Note 8: Derivatives and Hedging within the Notes to the Consolidated Financial Statements.

The models the Company uses include assumptions regarding interest rates and balance changes. The aggregate non-maturity beta assumption utilized as of December 31, 2023 was approximately 57% which is unchanged from our previous assumption. Other key assumptions updated during 2023 include updated deposit decay rates, new loan spreads and updating market yield curves. Other assumptions included in the model that are periodically updated include loan prepayments and call provisions within investment and debt holdings. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, client behavior and management strategies, among other factors.

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

The Company qualifies as an EGC under the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period when complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards apply to private companies; however, the EGC can still early adopt new or revised accounting standards, if applicable. We have elected to take advantage of this extended transition period, which means the financial statements in this Form 10-K, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to private companies, unless stated otherwise. This decision will remain in effect until the Company loses its EGC status.

Our most significant accounting policies are described in Note 1: Nature of Operations and Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements. We identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. The Company will lose its EGC status no later than effective December 31, 2024.

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

Although management believes the levels of the allowance for credit losses at December 31, 2023 are adequate to absorb expected credit losses, if actual results are materially different from the judgments and uncertainties made, the Company would be required to increase (decrease) its credit losses provision resulting in a decrease (increase) in net income.

Business Combinations

The Company applies the acquisition method of accounting for business combinations in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed are greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. See Note 2: Acquisition Activities in the Notes to the Consolidated Financial Statements for further information.

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

A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures follows.

	For the Year Ended
	12/31/2023	12/31/2022	12/31/2021

	(Dollars in thousands, except per share data)
Adjusted net income:
Net income (GAAP)	$66,669	$61,599	$69,413
Add: Acquisition costs	4,443	3,890	—
Add: Acquisition - Day 1 CECL provision	900	4,400	—
Add: Employee separation	1,300	1,063	—
Add: Loss on bond repositioning	1,130	—	—
Add: Unrealized loss on equity security	—	—	6,200
Add: Accelerated employee benefits	—	—	719
Less: BOLI settlement benefits(1)	—	—	(1,841)
Less: Tax effect(2)	(1,632)	(2,335)	(1,512)
Adjusted net income	$72,810	$68,617	$72,979
Preferred stock dividends	$413	$—	$—
Diluted weighted average common shares outstanding	49,340,066	50,002,054	52,030,582
Diluted earnings per common share (GAAP)	$1.34	$1.23	$1.33
Adjusted diluted earnings per common share	$1.47	$1.37	$1.40
(1)	No tax effect.
(2)	Represents the tax impact of the adjustments at a tax rate of 21.0%, plus permanent tax expense associated with merger related transactions and permanent tax benefit associated with stock-based grants

	For the Year Ended
	12/31/2023	12/31/2022	12/31/2021

	(Dollars in thousands)
Adjusted return on average assets:
Net income	$66,669	$61,599	$69,413
Adjusted net income	72,810	68,617	72,979
Average assets	$6,998,895	$5,760,031	$5,591,471
Return on average assets (GAAP)	0.95%	1.07%	1.24%
Adjusted return on average assets	1.04%	1.19%	1.31%

	For the Year Ended
	12/31/2023	12/31/2022	12/31/2021

	(Dollars in thousands)
Adjusted return on average common equity:
Net income	$66,669	$61,599	$69,413
Preferred stock dividends	413	—	—
Net income attributable to common shareholders	$66,256	$61,599	$69,413

Adjusted net income	72,810	68,617	72,979
Preferred stock dividends	413	—
Adjusted net income attributable to common shareholders	$72,397	$68,617	$72,979
Average common equity	$639,624	$617,582	$640,202
Return on average common equity (GAAP)	10.36%	9.97%	10.84%
Adjusted return on average common equity	11.32%	11.11%	11.40%

	For the Year Ended
	12/31/2023	12/31/2022	12/31/2021

	(Dollars in thousands, except per share data)
Tangible common stockholders’ equity:
Total stockholders’ equity (GAAP)	$708,143	$608,599	$667,573
Less: goodwill and other intangible assets	31,335	29,081	130
Less: preferred stock	7,750	—	—
Tangible common stockholders’ equity	$669,058	$579,518	$667,443
Common Shares outstanding at end of period	49,335,888	48,448,215	50,450,045
Book value per common share (GAAP)	$14.35	$12.56	$13.23
Tangible book value per common share	$13.56	$11.96	$13.23

	For the Year Ended
	12/31/2023	12/31/2022	12/31/2021

	(Dollars in thousands)
Adjusted Efficiency Ratio - FTE(1)
Non-interest expense	$146,907	$121,742	$99,382
Less: Acquisition costs	(4,443)	(3,890)	—
Less: Core deposit intangible amortization	(3,503)	(350)	—
Less: Employee separation	(1,300)	(1,063)	—
Less: Accelerated employee benefits	—	—	(719)
Adjusted Non-interest expense (numerator)	$137,661	$116,439	$98,663
Net interest income	224,841	193,534	168,691
Tax equivalent interest income(1)	2,908	3,221	2,948
Non-interest income	20,664	17,281	13,660
Add: Loss on bond repositioning	1,130	—	—
Add: Unrealized loss on equity security	—	—	6,200
Less: BOLI settlement benefits	—	—	(1,841)
Total tax-equivalent income (denominator)	$249,543	$214,036	$189,658
Efficiency Ratio (GAAP)	59.84%	57.75%	54.50%
Adjusted Efficiency Ratio - FTE(1)	55.17%	54.40%	52.02%
(1)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The information included under the caption “Interest Rate Sensitivity” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

CrossFirst Bankshares, Inc.

Leawood, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of CrossFirst Bankshares, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

February 29, 2024

CrossFirst Bankshares, Inc.

Consolidated Statements of Financial Condition

	2023	2022

	(Dollars in thousands)
Assets
Cash and cash equivalents	$255,229	$300,138
Available-for-sale securities - taxable	413,217	198,808
Available-for-sale securities - tax-exempt	353,436	488,093
Loans, net of unearned fees	6,127,690	5,372,729
Allowance for credit losses on loans	73,462	61,775
Loans, net of the allowance for credit losses on loans	6,054,228	5,310,954
Premises and equipment, net	70,869	65,984
Restricted equity securities	3,950	12,536
Interest receivable	37,294	29,507
Foreclosed assets held for sale	—	1,130
Goodwill and other intangible assets, net	31,335	29,081
Bank-owned life insurance	70,810	69,101
Other	90,312	95,754
Total assets	$7,380,680	$6,601,086
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing	$990,458	$1,400,260
Savings, NOW and money market	3,669,726	3,305,481
Time	1,831,092	945,567
Total deposits	6,491,276	5,651,308
Federal Home Loan Bank advances	77,889	218,111
Other borrowings	8,950	35,457
Interest payable and other liabilities	94,422	87,611
Total liabilities	6,672,537	5,992,487
Stockholders’ equity
Preferred stock, $0.01 par value: Authorized - 5,000,000 shares; issued - 7,750 at December 31, 2023 and no shares at December 31, 2022	—	—
Common stock, $0.01 par value: Authorized - 200,000,000 shares; issued - 53,326,641 and 53,036,613 shares at December 31, 2023 and 2022, respectively	533	530
Treasury stock, at cost: 3,990,753 and 4,588,398 shares held at December 31, 2023 and 2022, respectively	(58,251)	(64,127)
Additional paid-in capital	543,556	530,658
Retained earnings	272,351	206,095
Accumulated other comprehensive (loss) income	(50,046)	(64,557)
Total stockholders’ equity	708,143	608,599
Total liabilities and stockholders’ equity	$7,380,680	$6,601,086

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$400,910	$224,138	$174,660
Available-for-sale securities - taxable	11,518	4,577	3,273
Available-for-sale securities - tax-exempt	13,846	15,338	14,033
Deposits with financial institutions	8,017	3,751	502
Dividends on bank stocks	860	709	682
Total interest income	435,151	248,513	193,150
Interest Expense
Deposits	201,812	49,982	18,523
Fed funds purchased and repurchase agreements	54	96	3
Federal Home Loan Bank Advances	7,754	4,759	5,837
Other borrowings	690	142	96
Total interest expense	210,310	54,979	24,459
Net Interest Income	224,841	193,534	168,691
Provision for Credit Losses	14,489	11,501	(4,000)
Net Interest Income after Provision for Credit Losses	210,352	182,033	172,691
Non-Interest Income
Service charges and fees on client accounts	8,186	6,228	4,580
ATM and credit card interchange income	5,469	6,523	7,996
Gain on sale of loans	2,684	47	—
Income from bank-owned life insurance	1,709	1,602	3,483
Swap fees and credit valuation adjustments, net	365	188	275
Other non-interest income	2,251	2,693	(2,674)
Total non-interest income	20,664	17,281	13,660
Non-Interest Expense
Salaries and employee benefits	89,178	75,288	61,080
Occupancy	12,355	10,663	9,688
Professional fees	7,081	5,275	3,519
Deposit insurance premiums	7,261	3,354	3,705
Data processing	4,255	4,750	2,878
Advertising	2,886	3,201	2,090
Software and communication	7,023	5,093	4,234
Foreclosed assets, net	128	(17)	697
Other non-interest expense	13,237	13,785	11,413
Core deposit intangible amortization	3,503	350	78
Total non-interest expense	146,907	121,742	99,382
Net Income Before Taxes	84,109	77,572	86,969
Income tax expense	17,440	15,973	17,556
Net Income	$66,669	$61,599	$69,413
Basic Earnings Per Common Share	$1.35	$1.24	$1.35
Diluted Earnings Per Common Share	$1.34	$1.23	$1.33

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Net Income	$66,669	$61,599	$69,413
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	18,879	(111,661)	(8,894)
Less: income tax expense (benefit)	4,722	(26,870)	(2,182)
Unrealized gain (loss) on available-for-sale securities	14,157	(84,791)	(6,712)
Reclassification adjustment for realized (loss) gain included in income	(1,127)	96	1,023
Less: income tax (benefit) expense	(266)	24	245
Less: reclassification adjustment for realized (loss) gain included in income, net of income tax	(861)	72	778

Unrealized loss on cash flow hedges	(380)	(1,551)	(562)
Less: income tax benefit	(83)	(368)	(138)
Unrealized loss on cash flow hedges, net of income tax	(297)	(1,183)	(424)
Reclassification adjustment for gain on cash flow hedges	275	—	—
Less: income tax expense	65	—	—
Less: reclassification adjustment for gain on cash flow hedges, net of income tax	210	—	—
Other comprehensive income (loss)	14,511	(86,046)	(7,914)
Comprehensive Income (Loss)	$81,180	$(24,447)	$61,499

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total

	(Dollars in thousands)
December 31, 2020	—	$—	51,679,516	$523	$(6,061)	$522,911	$77,652	$29,403	$624,428
Net income	—	—	—	—	—	—	69,413	—	69,413
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(7,490)	(7,490)
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(424)	(424)
Issuance of shares from equity-based awards	—	—	300,886	3	—	(689)	—	—	(686)
Open market common share repurchases	—	—	(1,530,357)	—	(22,286)	—	—	—	(22,286)
Employee receivables from sale of stock	—	—	—	—	—	—	34	—	34
Stock-based compensation	—	—	—	—	—	4,584	—	—	4,584
December 31, 2021	—	—	50,450,045	526	(28,347)	526,806	147,099	21,489	667,573
Adoption of ASU 2016-13	—	—	—	—	—	—	(2,610)	—	(2,610)
Net income	—	—	—	—	—	—	61,599	—	61,599
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(84,863)	(84,863)
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(1,183)	(1,183)
Issuance of shares from equity-based awards	—	—	446,598	4	—	(565)	—	—	(561)
Open market common share repurchases	—	—	(2,448,428)	—	(35,780)	—	—	—	(35,780)
Employee receivables from sale of stock	—	—	—	—	—	—	7	—	7
Stock-based compensation	—	—	—	—	—	4,417	—	—	4,417
December 31, 2022	—	—	48,448,215	530	(64,127)	530,658	206,095	(64,557)	608,599
Net income	—	—	—	—	—	—	66,669	—	66,669
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	15,018	15,018
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(507)	(507)
Issuance of preferred shares	7,750	—	—	—	—	7,750	—	—	7,750
Preferred dividends $53.33 per share	—	—	—	—	—	—	(413)	—	(413)
Issuance of shares from equity-based awards	—	—	290,028	3	—	(740)	—	—	(737)
Warrants exercised, cash settled	—	—	—	—	—	(418)	—	—	(418)
Acquisition - purchase accounting	—	—	597,645	—	5,932	1,025	—	—	6,957
Stock-based compensation	—	—	—	—	—	5,281	—	—	5,281
Excise tax on share repurchases	—	—	—	—	(56)	—	—	—	(56)
December 31, 2023	7,750	$—	49,335,888	$533	$(58,251)	$543,556	$272,351	$(50,046)	$708,143

See Notes to Consolidated Financial Statements

CrossFirst Bankshares, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Operating Activities
Net income	$66,669	$61,599	$69,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,461	5,305	5,260
Provision for loan losses	14,489	11,501	(4,000)
Accretion of discounts on loans	(2,548)	(252)	—
Accretion of discounts and amortization of premiums on securities	2,759	4,288	5,067
Stock-based compensation	5,281	4,417	4,584
Gain on disposal of fixed assets	(67)	(77)	(123)
Loss (gain) on sale of foreclosed assets and related impairments	80	(62)	572
Gain on sale of loans	(2,684)	(47)	—
Origination of loans held for sale	(47,643)	—	—
Proceeds from sale of loans held for sale	50,997	—	—
Deferred income taxes	(2,086)	(1,970)	2,664
Net increase in bank owned life insurance	(1,709)	(1,602)	(3,483)
Net realized (gains) losses on equity securities	(132)	181	6,325
Net realized losses (gains) on available-for-sale securities	1,127	(96)	(1,023)
Dividends on FHLB stock	(842)	(699)	(679)
Prepayment penalties on extinguishment of debt	—	—	771
Changes in:
Interest receivable	(7,092)	(10,970)	1,213
Other assets	5,032	1,814	(533)
Other liabilities	8,263	7,023	2,343
Net cash provided by operating activities	99,355	80,353	88,371
Investing Activities
Net change in loans	(654,056)	(732,041)	172,764
Purchases of available-for-sale and equity securities	(220,437)	(116,136)	(225,719)
Proceeds from maturities of available-for-sale securities	35,593	80,091	103,488
Proceeds from sale of available-for-sale and equity securities	157,885	20,109	20,867
Proceeds from the sale of foreclosed assets	1,050	237	628
Purchase of premises and equipment	(8,954)	(2,569)	(1,211)
Proceeds from the sale of premises and equipment and related insurance claims	67	147	608
Purchase of restricted equity securities	(11,465)	(13,175)	—
Proceeds from sale of restricted equity securities	22,791	14,352	4,295
Proceeds from termination of cash flow hedge	—	3,290	—
Proceeds from death benefit on bank owned life insurance	—	—	3,483
Net cash activity from acquisitions	19,279	125,749	—
Net cash (used in) provided by investing activities	(658,247)	(619,946)	79,203
Financing Activities
Net (decrease) increase in demand deposits, savings, NOW and money market accounts	(192,728)	94,529	407,952
Net increase (decrease) in time deposits	867,140	302,889	(419,095)
Net decrease in fed funds purchased and repurchase agreements	(1,050)	—	(2,306)
Net (decrease) increase in federal funds sold	(20,000)	20,000	—
Proceeds from Federal Home Loan Bank advances	22,671	50,000	—
Repayment of Federal Home Loan Bank advances	(88,264)	(154,048)	(57,271)
Net (repayments) proceeds of lines of credit	(79,968)	79,968	—
Proceeds from issuance of preferred shares, net of issuance cost	7,750	—	—
Issuance of common shares, net of issuance cost	3	4	3
Proceeds from employee stock purchase plan	402	364	172
Repurchase of common stock	—	(35,780)	(22,286)
Acquisition of common stock for tax withholding obligations	(1,142)	(929)	(860)
Settlement of warrants	(418)	—	—
Net decrease in employee receivables	—	7	34
Dividends paid on preferred stock	(413)	—	—
Net cash provided by (used in) financing activities	513,983	357,004	(93,657)
(Decrease) increase in Cash and Cash Equivalents	(44,909)	(182,589)	73,917
Cash and Cash Equivalents, Beginning of Period	300,138	482,727	408,810
Cash and Cash Equivalents, End of Period	$255,229	$300,138	$482,727
Supplemental Cash Flows Information
Interest paid	$197,490	$50,604	$25,287
Income taxes paid	21,509	15,499	12,554

See Notes to Consolidated Financial Statements

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

The Bank is engaged in providing a full range of banking and financial services to individual and corporate clients primarily through its branches in: (i) Leawood, Kansas; (ii) Wichita, Kansas; (iii) Kansas City, Missouri; (iv) Oklahoma City, Oklahoma; (v) Tulsa, Oklahoma; (vi) Dallas, Texas; (vii) Fort Worth, Texas; (viii) Frisco, Texas; (ix) Phoenix, Arizona; (x) Tucson, Arizona; (xi) Colorado Springs, Colorado; (xii) Denver, Colorado; and (xiii) Clayton, New Mexico. The Bank is subject to regulation by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of deferred tax assets, valuation of goodwill, stock-based compensation, derivatives, and fair values of financial instruments.

For the year ended December 31, 2023, the Company revised the reported loan segments to better reflect how management monitors the portfolio, assesses credit risk and evaluates the ACL. All prior period disclosures have been revised to reflect the changes to the loan segments. The change had no impact on net income.

Summary of Significant Accounting Policies

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2023, cash equivalents consisted primarily of both interest-bearing and non-interest-bearing accounts with other banks. Approximately $213 million of the Company’s cash and cash equivalents were held at the Federal Reserve Bank of Kansas City at December 31, 2023. The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2023 was $0. In addition, the Company is required from time to time to place cash collateral with third parties as part of its back-to-back swap agreements and cash flow hedges. At December 31, 2023, $1.0 million of cash collateral was required. At December 31, 2023, the Company’s cash accounts, excluding funds at the Federal Reserve Bank and funds required as cash collateral, exceeded federally insured limits by $21.2 million.

Securities - Debt securities for which the Company has no immediate plan to sell but which may be sold in the future, are classified as available-for-sale (“AFS”) and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of debt securities are recorded on the trade date and are determined using the specific identification method.

Equity securities are recorded at fair value with unrealized gains and losses included in earnings. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

The Company elected a measurement alternative for five private equity investments that did not have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value using the net asset value per share. A cost basis was calculated for the equity investments. The recorded balance will adjust for any impairment or any observable price changes for an identical or similar investment of the same issuer.

For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities’ amortized cost basis is written down to fair value through income. For AFS securities that do not meet the criteria above, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. The Company has elected to exclude accrued interest receivable from investment securities from the credit loss assessment as interest deemed uncollectible is written off through interest income.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for credit losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

Allowance for Credit Losses - The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, effective January 1, 2022. The Current Expected Credit Loss (“CECL”) model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions.

The Company uses a loss-rate (“cohort”) method to estimate the expected allowance for credit losses (“ACL”) for all loan pools. The cohort method identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining lives, or until the loans are “exhausted” (i.e., have reached an acceptable point in time at which a significant majority of all losses are expected to have been recognized). The Company has elected to exclude accrued interest receivable from the ACL process, because a timely write-off policy exists.

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

Restricted Equity Securities - Restricted equity securities include investments in FHLB Topeka and FHLB Dallas. FHLB Topeka and FHLB Dallas are Federal Home Loan Banks and investment in their stock is required for institutions that are members of the Federal Home Loan System. The required investment in the common stock is based on a predetermined formula.

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

Foreclosed Assets Held-for-Sale - Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the non-interest expense line Foreclosed assets, net.

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

Intangible assets that have finite useful lives, such as core deposit intangibles and servicing assets, are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding. Judgment may be used in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of the reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations use a combination of present value techniques to measure fair value considering market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Adverse changes in the economic environment, operations of the reporting unit, or changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting unit and could result in an impairment of goodwill and/or intangible assets.

Related Party Transactions - The Company extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans totaled $12 million and $13 million at December 31, 2023 and 2022, respectively. Related party deposits totaled $106 million and $92 million at December 31, 2023 and 2022, respectively. Related parties also own $6 million of the Company’s Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) at December 31, 2023.

Stock-Based Compensation - The Company accounts for all stock-based compensation transactions in accordance with Accounting Standard Codification (“ASC”) 718, Compensation - Stock Compensation, which requires that stock compensation transactions be recognized as compensation expense in the consolidated statements of operations based on their fair values on the measurement date. The Company recognizes forfeitures as they occur. New shares are issued upon exercise of an award. The Company records permanent tax differences through the income tax provision upon vesting, expiration or exercise of a stock-based award. The various stock-based compensation plans are described more fully in Note 17: Stock-Based Compensation.

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

In accordance with the Financial Accounting Standards Board’s (“FASB”) fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Emerging Growth Company (“EGC”) - The Company is currently an EGC. An EGC may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among the reductions and reliefs, the Company may elect to extend the transition period for complying with new or revised accounting standards affecting public companies. This means that the financial statements the Company files or furnishes, may not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act. The Company will lose its EGC status no later than effective December 31, 2024.

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

Operating Segments - Management reassessed its operating segments during 2023 based on changes in reporting structure, including the addition of real-time dashboards and dynamic reporting provided to the chief operating decision maker. The Company operates as one commercial bank entity delivering banking products and services to clients. The Company’s chief operating decision maker manages operations on a company-wide basis, including allocation of resources and financial performance, which constitutes its only operating segment.

Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires enhanced disclosures on both an annual and interim basis about significant segment expenses, including for companies with only one reportable segment. This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires updates to rate reconciliation disclosures and information on income taxes paid on an annual basis. This ASU is effective on a prospective basis with retrospective application permitted for annual periods beginning after December 15, 2024. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Accounting pronouncements adopted in the current year by the Company

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which provides new guidance on (i) troubled debt restructurings (“TDRs”) and (ii) vintage disclosures for gross write-offs. The update eliminates the accounting guidance for TDRs and requires a company to determine if a modification results in a new loan or a continuation of an existing loan. The update enhances the required disclosures for certain modifications made to borrowers experiencing financial difficulty. In addition, the update requires disclosure of current-period gross charge-offs by year of origination for financing receivables. The Company adopted the provisions of this guidance as of January 1, 2023. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. The incremental disclosures of modifications for borrowers experiencing financial difficulty and vintage disclosures for gross write-offs are included within Note 4: Loans and Allowance for Credit Losses.

Note 2: Acquisition Activities

On August 1, 2023, the Company completed its acquisition of Canyon Bancorporation, Inc. and Canyon Community Bank, N.A. (collectively, “Canyon”) whereby Canyon Bancorporation, Inc. was ultimately merged with and into the Company and Canyon Community Bank, N.A. was merged with and into the Bank (collectively, the “Tucson acquisition”). Pursuant to the merger agreement executed in April 2023, the Company paid approximately $9.1 million of cash consideration and issued 597,645 shares of Company common stock, and the Company and the Bank assumed all of the assets and liabilities of the Canyon entities with which they merged by operation of law. The acquisition added one full-service branch within Arizona to the Company’s footprint thereby deepening its Arizona franchise as well as adding liquidity and talent.

On November 22, 2022, the Company completed its acquisition of Farmers & Stockmens Bank whereupon Farmers & Stockmens Bank was merged with and into the Bank (the “Colorado/New Mexico acquisition”). Pursuant to the merger agreement executed in June 2022, the Company paid $66.2 million of cash consideration and assumed all of the assets and liabilities of Farmers & Stockmens Bank by operation of law. The acquisition added three full-service branches within Colorado and New Mexico to the Company’s footprint, added experienced leaders, in particular in SBA lending, and accelerated the Company’s growth strategy.

Tucson acquisition-related costs totaled $3.6 million for the year ended December 31, 2023, including a Day 1 CECL provision expense of $0.9 million. Acquisition-related costs in connection with the Colorado/New Mexico acquisition totaled $1.7 million and $8.3 million for the years ended December 31, 2023 and 2022, respectively, including a Day 1 CECL provision expense of $4.4 million in 2022. Acquisition-related costs were included in the Company’s consolidated statements of operations. The results of both acquisitions are included in the results of the Company subsequent to the acquisition dates and reported in this annual report on Form 10-K.

The Company determined that the Tucson acquisition and the Colorado/New Mexico acquisition constituted business combinations as defined in ASC Topic 805, Business Combinations. Accordingly, as of the dates of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time; however, with respect to the Tucson acquisition only, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company’s financial position and results of operations.

The table below summarizes preliminary (as to the Tucson acquisition) net assets acquired (at fair value) and consideration transferred in connection with the Tucson acquisition and the Colorado/New Mexico acquisition:

	Tucson	Colorado/New Mexico
	August 01, 2023	November 22, 2022

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$28,366	$191,916
Available-for-sale securities	38,084	41,103
Loans, net of unearned fees	105,668	388,531
Premises and equipment	1,335	2,270
Restricted equity securities	1,810	1,087
Interest receivable	695	2,514
Foreclosed assets held for sale	—	158
Core deposit intangible	4,459	16,465
Other	1,277	4,231
Total assets acquired	181,694	648,275

Liabilities:
Total deposits	165,399	570,275
Federal Home Loan Bank advances	—	10,559
Other borrowings	1,050	10,901
Interest payable and other liabilities	500	3,209
Total liabilities assumed	166,949	594,944

Identifiable net assets acquired	$14,745	$53,331

Consideration:
Cash	9,087	66,167
Stock	6,957	—
Total consideration	16,044	66,167

Goodwill	$1,299	$12,836

In connection with the Tucson acquisition, the Company recorded $1.3 million of goodwill, which is not deductible for tax purposes. In connection with the Colorado/New Mexico acquisition, the Company recorded $12.8 million of goodwill, which is deductible for tax purposes. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and cash equivalents—The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-term nature of these assets.

Loans, net—The fair value of loans was based on a discounted cash flow methodology. Inputs and assumptions used in the fair value estimate of the loan portfolio, includes interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

Core deposit intangibles—The Company identified client relationships, in the form of core deposit intangibles, as an identified intangible asset. Core deposit intangibles derive value from the expected future benefits or earnings capacity attributable to the acquired core deposits. The core deposit intangible was valued by identifying the expected future benefits of the core deposits and discounting those benefits back to present value. The core deposit intangible will be amortized over its estimated useful life of approximately 10 years using the sum of the years digits accelerated method.

Deposits - By definition, the fair value of demand and saving deposits equals the amount payable. For time deposits acquired, the Company utilized an income approach, discounting the contractual cash flows on the instruments over their remaining contractual lives at prevailing market rates.

FHLB Advances - FHLB advances are recorded at their fair value as estimated by discounting the contractual future cash flows using FHLB rates offered on similar maturities as of the acquisition date.

Accounting for acquired loans - Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. Purchased-credit deteriorated loans (“PCD”) are loans that have experienced more than insignificant credit deterioration since origination and are recorded at the purchase price. Management determined that any loans which were past due, adversely risk rated, on non-accrual or considered a troubled debt restructured loan were PCD loans. The allowance for credit losses is determined on a collective basis and is allocated to the individual loans. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.

Non-PCD loans have not experienced a more than insignificant deterioration in credit quality since origination. The difference between the fair value and outstanding balance of the non-PCD loans is recognized as an adjustment to interest income over the lives of the loan.

A Day 1 CECL allowance for credit losses on the non-PCD loans was recorded through provision for credit loss expense within the consolidated statements of operations. At the date of acquisition, of the $105.7 million of loans acquired from Canyon, $26.0 million, or 25% of Canyon’s loan portfolio, were accounted for as PCD loans. $24.1 million of these PCD loans had United States Department of Agriculture guarantees on a portion of their balances. At the date of acquisition, of the $388.5 million of loans acquired in the Colorado/New Mexico acquisition, $20.5 million, or 5% of the Colorado/New Mexico acquisition’s loan portfolio, were accounted for as PCD loans.

The following table provides a summary of PCD loans purchased as part of the acquisitions as of the acquisition date:

	Tucson	Colorado/New Mexico
	8/1/2023	11/22/2022

	(Dollars in thousands)
Unpaid principal balance	$28,159	$22,005
PCD allowance for credit loss at acquisition	(329)	(916)
(Discount) premium on acquired loans	(1,809)	(566)
Purchase price of PCD loans	$26,021	$20,523

Pro forma information

The following table presents unaudited pro-forma information as if the Colorado/New Mexico acquisition had occurred on January 1, 2021. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangible and related income tax effects and is based on the Company’s historical results for the periods presented. The Day 1 CECL provision of $4.4 million is included in the 2021 pro forma results. Transaction-related costs related to the acquisition are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company closed the Colorado/New Mexico acquisition at the beginning of fiscal year 2021. Cost savings are also not reflected in the unaudited pro forma amounts.

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Colorado/New Mexico acquisition occurred at the beginning of the periods presented. The impact of the Tucson acquisition on 2022 and 2023 is immaterial and not included in pro-forma information provided below.

		Pro forma for Years Ended December 31,
	Actual from
	Acquisition Date
	through
	December 31, 2022	2022	2021

	(Dollars in thousands, except share and per share data)
Net interest income	$1,906	$209,957	$186,824
Non-interest income	142	26,193	23,225
Net income	261	68,846	71,689

Pro-forma earnings per share:
Basic		$1.39	$1.40
Diluted		1.38	1.38

Weighted average shares outstanding:
Basic		49,489,860	51,291,428
Diluted		50,002,054	52,030,582

Note 3: Securities

Available-for-Sale Securities

AFS securities are summarized as follows as of the dates indicated:

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Federal agency obligations	$9,988	$84	$—	$10,072
U.S. Treasury securities	4,965	3	—	4,968
Mortgage-backed - GSE residential	233,203	629	21,370	212,462
Collateralized mortgage obligations - GSE residential	50,125	493	674	49,944
State and political subdivisions	396,349	497	40,949	355,897
Small Business Administration loan pools	125,017	722	961	124,778
Corporate bonds	9,740	—	1,208	8,532
Total available-for-sale securities	$829,387	$2,428	$65,162	$766,653

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Mortgage-backed - GSE residential	$197,243	$232	$25,166	$172,309
Collateralized mortgage obligations - GSE residential	11,629	—	743	10,886
State and political subdivisions	551,007	929	57,440	494,496
Corporate bonds	9,762	—	552	9,210
Total available-for-sale securities	$769,641	$1,161	$83,901	$686,901

The carrying value of securities pledged as collateral was $40 million and $22 million at December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the AFS securities had $7 million and $6 million, respectively, of accrued interest, excluded from the amortized cost basis, and presented in “interest receivable” on the consolidated statements of financial condition.

The following table summarizes the gross realized gains and losses from sales or maturities of AFS securities:

	For the Year Ended December 31, 2023

	Gross Realized Gains	Gross Realized Losses	Net Realized Loss

	(Dollars in thousands)
Available-for-sale securities	$462	$1,589	$(1,127)

	For the Year Ended December 31, 2022

	Gross Realized Gains	Gross Realized Losses	Net Realized Gain

	(Dollars in thousands)
Available-for-sale securities	$146	$50	$96

The following table summarizes AFS securities with gross unrealized losses, as of the dates shown, along with the length of time in an unrealized loss position:

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Federal agency obligations	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Treasury securities	—	—	—	—	—	—	—	—	—
Mortgage-backed - GSE residential	21,523	56	5	137,626	21,314	52	159,149	21,370	57
Collateralized mortgage obligations - GSE residential	17,707	135	4	8,469	539	17	26,176	674	21
State and political subdivisions	33,577	207	20	287,128	40,742	190	320,705	40,949	210
Small Business Administration loan pools	76,380	959	11	91	2	4	76,471	961	15
Corporate bonds	—	—	—	8,532	1,208	5	8,532	1,208	5
Total temporarily impaired AFS securities	$149,187	$1,357	40	$441,846	$63,805	268	$591,033	$65,162	308

	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential	$91,929	$10,410	41	$66,036	$14,756	16	$157,965	$25,166	57
Collateralized mortgage obligations - GSE residential	10,636	733	18	251	10	1	10,887	743	19
State and political subdivisions	350,884	36,697	266	52,519	20,743	40	403,403	57,440	306
Corporate bonds	9,210	552	5	—	—	—	9,210	552	5
Total temporarily impaired AFS securities	$462,659	$48,392	330	$118,806	$35,509	57	$581,465	$83,901	387

Management evaluated all of the AFS securities in an unrealized loss position at December 31, 2023. The unrealized losses in the Company’s investment portfolio were caused by interest rate changes. The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The Company has not recorded any credit losses on AFS securities in 2023 or 2022.

The amortized cost, fair value, and weighted average yield of AFS securities by contractual maturity, are shown below:

	December 31, 2023
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(Dollars in thousands)
Available-for-sale securities
Federal agency obligations(1)
Amortized cost	$—	$—	$—	$9,988	$9,988
Estimated fair value	$—	$—	$—	$10,072	$10,072
Weighted average yield(2)	—%	—%	—%	6.41%	6.41%
U.S. Treasury securities
Amortized cost	$4,965	$—	$—	$—	$4,965
Estimated fair value	$4,968	$—	$—	$—	$4,968
Weighted average yield(2)	5.56%	—%	—%	—%	5.56%
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$889	$232,314	$233,203
Estimated fair value	$—	$—	$821	$211,641	$212,462
Weighted average yield(2)	—%	—%	2.24%	3.16%	3.15%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$2,237	$—	$47,888	$50,125
Estimated fair value	$—	$2,153	$—	$47,791	$49,944
Weighted average yield(2)	—%	2.78%	—%	5.23%	5.12%
State and political subdivisions(1)
Amortized cost	$520	$3,727	$55,956	$336,146	$396,349
Estimated fair value	$529	$3,726	$55,446	$296,196	$355,897
Weighted average yield(2)	4.22%	4.31%	2.85%	2.54%	2.61%
Small Business Administration loan pools(1)
Amortized cost	$—	$9	$84	$124,924	$125,017
Estimated fair value	$—	$10	$81	$124,687	$124,778
Weighted average yield(2)	—%	4.90%	4.10%	4.87%	4.87%
Corporate bonds(1)
Amortized cost	$—	$143	$9,597	$—	$9,740
Estimated fair value	$—	$140	$8,392	$—	$8,532
Weighted average yield(2)	—%	4.15%	5.70%	—%	5.68%
Total available-for-sale securities
Amortized cost	$5,485	$6,116	$66,526	$751,260	$829,387
Estimated fair value	$5,497	$6,029	$64,740	$690,387	$766,653
Weighted average yield(2)	5.43%	3.75%	3.25%	3.34%	3.35%
(1)	Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2)	Yields are calculated based on amortized cost using a 30/360 day basis. Tax-exempt securities are not tax effected.

	December 31, 2022

	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$18	$105	$197,120	$197,243
Estimated fair value	$—	$17	$101	$172,191	$172,309
Weighted average yield(2)	—%	4.77%	4.05%	2.39%	2.39%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$—	$2,344	$9,285	$11,629
Estimated fair value	$—	$—	$2,229	$8,657	$10,886
Weighted average yield(2)	—%	—%	2.77%	2.25%	2.36%
State and political subdivisions(1)
Amortized cost	$1,076	$6,310	$109,771	$433,850	$551,007
Estimated fair value	$1,077	$6,471	$109,134	$377,814	$494,496
Weighted average yield(2)	3.54%	4.60%	3.08%	2.70%	2.80%
Corporate bonds(1)
Amortized cost	$—	$150	$9,612	$—	$9,762
Estimated fair value	$—	$146	$9,064	$—	$9,210
Weighted average yield(2)	—%	5.43%	5.70%	—%	5.70%
Total available-for-sale securities
Amortized cost	$1,076	$6,478	$121,832	$640,255	$769,641
Estimated fair value	$1,077	$6,634	$120,528	$558,662	$686,901
Weighted average yield(2)	3.54%	4.62%	3.28%	2.60%	2.74%
(1)	Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2)	Yields are calculated based on amortized cost using a 30/360 day basis. Tax-exempt securities are not tax effected.

Equity Securities

Equity securities consist of $5.8 million of private equity investments. Equity securities are included in other assets on the consolidated statements of financial condition.

During 2020, the Company acquired an $11 million privately-held security in partial satisfaction of debts previously contracted. During 2021, the Company sold the equity security for $5 million that resulted in a $6 million realized loss which is included in “other non-interest income” in the consolidated statement of operations.

The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on equity securities:

	For the Year Ended December 31,

	2023	2022	2021

	(Dollars in thousands)
Net gains (losses) recognized during the reporting period on equity securities	$132	$(181)	$(6,325)
Less: net gains (losses) recognized during the period on equity securities sold during the period	93	(181)	(6,245)
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$39	$—	$(80)

Note 4:   Loans and Allowance for Credit Losses

The table below shows the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $25 million and $24 million as of December 31, 2023 and 2022, respectively.

	As of December 31,
	2023		2022
	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and industrial	$2,160,212	35%	$1,974,932	37%
Energy	214,218	3	173,218	3
Commercial real estate - owner-occupied	566,253	9	437,119	8
Commercial real estate - non-owner-occupied	2,685,534	44	2,314,600	43
Residential real estate	464,095	8	439,367	8
Consumer	37,378	1	33,493	1
Loans, net of unearned fees	6,127,690	100%	5,372,729	100%
Less: Allowance for credit losses on loans	(73,462)		(61,775)
Loans, net of the allowance for credit losses on loans	$6,054,228		$5,310,954

Accrued interest of $30 million and $23 million at December 31, 2023 and 2022, respectively, presented in “interest receivable” on the consolidated statements of financial condition is excluded from the amortized cost basis disclosed in the above table.

The Company aggregates the loan portfolio by similar credit risk characteristics. The loan segments are described in additional detail below:

●	Commercial and Industrial - The category includes loans and lines of credit to commercial and industrial clients for use in property, plant, and equipment purchases, business operations, expansions and for working capital needs. Loan terms typically require amortizing payments that decrease the outstanding loan balance while the lines of credit typically require interest-only payments with maturities ranging from one- to three-years. Lines of credit allow the borrower to draw down and repay the line of credit based on the borrower’s cash flow needs. Repayment is primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
●	Energy - The category includes loans to oil and natural gas clients for use in financing working capital needs, exploration and production activities, and acquisitions. The loans are repaid primarily from the conversion of crude oil and natural gas to cash. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Energy loans are typically collateralized with the underlying oil and gas reserves.

●	Commercial Real Estate – Owner-Occupied - The category includes relationships where the Company is usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
●	Commercial Real Estate – Non-Owner-Occupied - The category includes loans that typically involve larger principal amounts and repayment of these loans are generally dependent on the leasing income generated from tenants. These are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

●	Residential Real Estate - The category includes loans that are generally secured by owner-occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. The Company also offers open- and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate. Credit risk in these loans can be impacted by economic conditions within or outside the borrower’s market areas that might impact either property values or a borrower’s personal income.
●	Consumer - The category includes personal lines of credit and various term loans such as automobile loans and loans for other personal purposes. Repayment is primarily dependent on the personal income and credit rating of the borrowers. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the borrower’s market area) and the creditworthiness of a borrower.

Risk Ratings

The Company uses a series of grades which reflect its assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Risk ratings incorporate the criteria utilized by regulatory authorities to describe criticized assets, but separate various levels of risk concentrated within the regulatory “Pass” category. Risk ratings are established for loans at origination and are monitored on an ongoing basis. The rating assigned to a loan reflects the risks posed by the borrower’s expected performance and the transaction’s structure. Performance metrics used to determine a risk rating include, but are not limited to, cash flow adequacy, liquidity, and collateral. A description of the loan risk ratings follows:

●	Pass - The category includes loans that are considered satisfactory. The category includes borrowers that generally maintain good liquidity and financial condition, or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is programmed and timely repayment is expected.
●	Special Mention - The category includes borrowers that generally exhibit adverse trends in operations or an imbalanced position in their balance sheet that has not reached a point where repayment is jeopardized. Credits are currently protected but, if left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s credit or lien position at a future date. These credits are not adversely classified and do not expose the Company to enough risk to warrant adverse classification.

●	Substandard - The category includes borrowers that generally exhibit well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Substandard loans include both performing and non-performing loans and are broken out in the table below.
●	Doubtful - The category includes borrowers that exhibit weaknesses inherent in a substandard credit and characteristics that these weaknesses make collection or liquidation in full highly questionable or improbable based on existing facts, conditions, and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
●	Loss - Credits that are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.

The following tables present the credit risk profile of the Company’s loan portfolio based on an internal rating category and loan segments:

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$379,360	$258,182	$193,302	$54,901	$38,762	$18,801	$1,061,365	$53,015	$2,057,688
Special mention	2,442	925	6,000	2,674	1,460	26	9,748	3,175	26,450
Substandard - accrual	12,655	1,877	5,101	238	598	815	28,652	16,831	66,767
Substandard - non-accrual	—	—	266	24	—	—	6,848	178	7,316
Doubtful	—	—	—	—	—	—	1,991	—	1,991
Loss	—	—	—	—	—	—	—	—	—
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Energy
Pass	$4,581	$6,868	$—	$156	$—	$—	$202,218	$107	$213,930
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	—	—	—
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	288	—	288
Loss	—	—	—	—	—	—	—	—	—
Total	$4,581	$6,868	$-	$156	$-	$-	$202,506	$107	$214,218
Commercial real estate - owner occupied
Pass	$56,236	$92,148	$119,684	$62,072	$49,992	$32,936	$76,782	$36,263	$526,113
Special mention	10,095	6,798	8,522	1,747	793	2,448	—	576	30,979
Substandard - accrual	2,977	—	—	1,635	770	2,047	—	1,528	8,957
Substandard - non-accrual	—	—	204	—	—	—	—	—	204
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Commercial real estate - non-owner occupied
Pass	$477,238	$842,755	$242,405	$161,845	$65,540	$50,062	$626,998	$145,621	$2,612,464
Special mention	—	18,939	7,331	-	17,208	4,052	—	—	47,530
Substandard - accrual	10,341	—	2,396	3,626	—	298	—	439	17,100
Substandard - non-accrual	—	713	6,029	1,698	—	—	—	—	8,440
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Residential real estate
Pass	$37,676	$86,919	$82,390	$110,853	$36,589	$62,288	$37,619	$—	$454,334
Special mention	—	813	3,519	176	—	—	—	—	4,508
Substandard - accrual	253	—	1,317	3,125	203	—	176	—	5,074
Substandard - non-accrual	—	—	—	—	—	—	—	179	179
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Consumer
Pass	$11,591	$6,004	$462	$54	$221	$25	$18,960	$—	$37,317
Special mention	—	—	—	—	—	5	—	—	5
Substandard - accrual	—	—	—	23	—	—	—	—	23
Substandard - non-accrual	—	33	—	—	—	—	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$-	$37,378
Total
Pass	$966,682	$1,292,876	$638,243	$389,881	$191,104	$164,112	$2,023,942	$235,006	$5,901,846
Special mention	12,537	27,475	25,372	4,597	19,461	6,531	9,748	3,751	109,472
Substandard - accrual	26,226	1,877	8,814	8,647	1,571	3,160	28,828	18,798	97,921
Substandard - non-accrual	—	746	6,499	1,722	—	—	6,848	357	16,172
Doubtful	—	—	—	—	—	—	2,279	—	2,279
Loss	—	—	—	—	—	—	—	—	—
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690

	As of December 31, 2022
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2022	2021	2020	2019	2018	2017 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$465,963	$281,166	$55,934	$50,445	$48,595	$20,648	$890,109	$19,089	$1,831,949
Special mention	2,531	23,055	14,573	2,951	4,947	86	49,861	41	98,045
Substandard - accrual	290	677	1,647	1,330	740	299	10,805	21,166	36,954
Substandard - non-accrual	—	104	—	6	1,383	—	6,479	—	7,972
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	12	—	—	12
Total	$468,784	$305,002	$72,154	$54,732	$55,665	$21,045	$957,254	$40,296	$1,974,932
Energy
Pass	$7,585	$306	$228	$—	$—	$—	$162,834	$171	$171,124
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	1,476	—	1,476
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	618	—	618
Loss	—	—	—	—	—	—	—	—	—
Total	$7,585	$306	$228	$—	$—	$—	$164,928	$171	$173,218
Commercial real estate - owner occupied
Pass	$79,695	$127,489	$56,607	$49,620	$28,143	$20,299	$28,814	$14,024	$404,691
Special mention	17,292	6,603	452	1,330	98	2,486	—	2,469	30,730
Substandard - accrual	—	—	403	—	—	1,295	—	—	1,698
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$96,987	$134,092	$57,462	$50,950	$28,241	$24,080	$28,814	$16,493	$437,119
Commercial real estate - non-owner occupied
Pass	$827,420	$442,176	$200,090	$101,827	$49,834	$73,940	$458,297	$111,322	$2,264,906
Special mention	5,931	7,727	114	—	6,460	1,853	2,429	9,852	34,366
Substandard - accrual	10,545	310	607	82	60	253	—	992	12,849
Substandard - non-accrual	—	2,479	—	—	—	—	—	—	2,479
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$843,896	$452,692	$200,811	$101,909	$56,354	$76,046	$460,726	$122,166	$2,314,600
Residential real estate
Pass	$77,416	$84,158	$121,078	$45,265	$37,395	$34,852	$31,892	$—	$432,056
Special mention	253	3,272	187	226	—	—	—	—	3,938
Substandard - accrual	34	—	3,148	—	—	—	—	—	3,182
Substandard - non-accrual	—	—	—	—	—	—	—	191	191
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$77,703	$87,430	$124,413	$45,491	$37,395	$34,852	$31,892	$191	$439,367
Consumer
Pass	$7,917	$1,347	$2,611	$265	$129	$6	$21,173	$—	$33,448
Special mention	—	—	—	—	8	—	—	—	8
Substandard - accrual	—	—	32	—	5	—	—	—	37
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$7,917	$1,347	$2,643	$265	$142	$6	$21,173	$—	$33,493
Total
Pass	$1,465,996	$936,642	$436,548	$247,422	$164,096	$149,745	$1,593,119	$144,606	$5,138,174
Special mention	26,007	40,657	15,326	4,507	11,513	4,425	52,290	12,362	167,087
Substandard - accrual	10,869	987	5,837	1,412	805	1,847	12,281	22,158	56,196
Substandard - non-accrual	—	2,583	—	6	1,383	—	6,479	191	10,642
Doubtful	—	—	—	—	—	—	618	—	618
Loss	—	—	—	—	—	12	—	—	12
Total	$1,502,872	$980,869	$457,711	$253,347	$177,797	$156,029	$1,664,787	$179,317	$5,372,729

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2023 and 2022:

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2018 and		converted to
	2023	2022	2021	2020	2019	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$250	$178	$-	$81	$-	$136	$158	$151	$954
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	30	28	347	24	199	-	10,800	2,376	13,804
Total past due	280	206	347	105	199	136	10,958	2,527	14,758
Current	394,177	260,778	204,322	57,732	40,621	19,506	1,097,646	70,672	2,145,454
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Greater than 90 days and accruing	$30	$28	$81	$-	$199	$-	$2,000	$2,199	$4,537
Energy
30-59 days	$-	$-	$-	$-	$-	$-	$30	$-	$30
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-	288	-	288
Total past due	-	-	-	-	-	-	318	-	318
Current	4,581	6,868	-	156	-	-	202,188	107	213,900
Total	$4,581	$6,868	$-	$156	$-	$-	$202,506	$107	$214,218
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
30-59 days	$-	$-	$-	$371	$-	$71	$-	$-	$442
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	204	-	-	-	-	-	204
Total past due	-	-	204	371	-	71	-	-	646
Current	69,308	98,946	128,206	65,083	51,555	37,360	76,782	38,367	565,607
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
30-59 days	$-	$-	$-	$-	$-	$-	$-	$-	$-
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	713	6,029	1,698	-	307	-	-	8,747
Total past due	-	713	6,029	1,698	-	307	-	-	8,747
Current	487,579	861,694	252,132	165,471	82,748	54,105	626,998	146,060	2,676,787
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$307	$-	$-	$307
Residential real estate
30-59 days	$-	$6	$-	$137	$-	$-	$-	$-	$143
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	1,317	-	-	-	176	-	1,493
Total past due	-	6	1,317	137	-	-	176	-	1,636
Current	37,929	87,726	85,909	114,017	36,792	62,288	37,619	179	462,459
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Greater than 90 days and accruing	$-	$-	$1,317	$-	$-	$-	$176	$-	$1,493
Consumer
30-59 days	$-	$219	$40	$-	$-	$-	$200	$-	$459
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	35	-	-	-	-	-	-	35
Total past due	-	254	40	-	-	-	200	-	494
Current	11,591	5,783	422	77	221	30	18,760	-	36,884
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$-	$37,378
Greater than 90 days and accruing	$-	$2	$-	$-	$-	$-	$-	$-	$2
Total
30-59 days	$250	$403	$40	$589	$-	$207	$388	$151	$2,028
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	30	776	7,897	1,722	199	307	11,264	2,376	24,571
Total past due	280	1,179	7,937	2,311	199	514	11,652	2,527	26,599
Current	1,005,165	1,321,795	670,991	402,536	211,937	173,289	2,059,993	255,385	6,101,091
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690
Greater than 90 days and accruing	$30	$30	$1,398	$-	$199	$307	$2,176	$2,199	$6,339

	As of December 31, 2022
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2017 and		converted to
	2022	2021	2020	2019	2018	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$20	$4,784	$—	$—	$—	$1,049	$2,814	$—	$8,667
60-89 days	—	55	—	—	—	—	980	430	1,465
Greater than 90 days	—	143	7	6	1,383	12	7,063	—	8,614
Total past due	20	4,982	7	6	1,383	1,061	10,857	430	18,746
Current	468,764	300,020	72,147	54,726	54,282	19,984	946,397	39,866	1,956,186
Total	$468,784	$305,002	$72,154	$54,732	$55,665	$21,045	$957,254	$40,296	$1,974,932
Greater than 90 days and accruing	$—	$39	$7	$—	$—	$—	$584	$—	$630
Energy
30-59 days	$—	$—	$—	$—	$—	$—	$—	$—	$—
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—	618	—	618
Total past due	—	—	—	—	—	—	618	—	618
Current	7,585	306	228	—	—	—	164,310	171	172,600
Total	$7,585	$306	$228	$—	$—	$—	$164,928	$171	$173,218
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied
30-59 days	$—	$—	$—	$—	$—	$—	$—	$—	$—
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—	—	—	—
Total past due	—	—	—	—	—	—	—	—	—
Current	96,987	134,092	57,462	50,950	28,241	24,080	28,814	16,493	437,119
Total	$96,987	$134,092	$57,462	$50,950	$28,241	$24,080	$28,814	$16,493	$437,119
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied
30-59 days	$4,293	$—	$—	$1,180	$—	$—	$—	$—	$5,473
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—	—	—	—
Total past due	4,293	—	—	1,180	—	—	—	—	5,473
Current	839,603	452,692	200,811	100,729	56,354	76,046	460,726	122,166	2,309,127
Total	$843,896	$452,692	$200,811	$101,909	$56,354	$76,046	$460,726	$122,166	$2,314,600
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
30-59 days	$—	$3,867	$—	$10	$—	$—	$30	$—	$3,907
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	120	—	—	—	—	—	—	120
Total past due	—	3,987	—	10	—	—	30	—	4,027
Current	77,703	83,443	124,413	45,481	37,395	34,852	31,862	191	435,340
Total	$77,703	$87,430	$124,413	$45,491	$37,395	$34,852	$31,892	$191	$439,367
Greater than 90 days and accruing	$—	$120	$—	$—	$—	$—	$—	$—	$120
Consumer
30-59 days	$—	$—	$—	$—	$—	$—	$—	$—	$—
60-89 days	—	—	2	—	5	—	—	—	7
Greater than 90 days	—	—	—	—	—	—	—	—	—
Total past due	—	—	2	—	5	—	—	—	7
Current	7,917	1,347	2,641	265	137	6	21,173	—	33,486
Total	$7,917	$1,347	$2,643	$265	$142	$6	$21,173	$—	$33,493
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
30-59 days	$4,313	$8,651	$—	$1,190	$—	$1,049	$2,844	$—	$18,047
60-89 days	—	55	2	—	5	—	980	430	1,472
Greater than 90 days	—	263	7	6	1,383	12	7,681	—	9,352
Total past due	4,313	8,969	9	1,196	1,388	1,061	11,505	430	28,871
Current	1,498,559	971,900	457,702	252,151	176,409	154,968	1,653,282	178,887	5,343,858
Total	$1,502,872	$980,869	$457,711	$253,347	$177,797	$156,029	$1,664,787	$179,317	$5,372,729
Greater than 90 days and accruing	$—	$159	$7	$—	$—	$—	$584	$—	$750

Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date, if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan segments at December 31, 2023 and 2022:

As of December 31, 2023
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2018 and	Revolving	converted	Total Non-	no related
	2023	2022	2021	2020	2019	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$—	$266	$24	$—	$—	$8,839	$178	$9,307	$6,198
Energy	—	—	—	—	—	—	288	—	288	288
Commercial real estate - owner occupied	—	—	204	—	—	—	—	—	204	204
Commercial real estate - non-owner occupied	—	713	6,029	1,698	—	—	—	—	8,440	1,698
Residential real estate	—	—	—	—	—	—	—	179	179	179
Consumer	—	33	—	—	—	—	—	—	33	33
Total	$—	$746	$6,499	$1,722	$—	$—	$9,127	$357	$18,451	$8,600

As of December 31, 2022
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2017 and	Revolving	converted	Total Non-	no related
	2022	2021	2020	2019	2018	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$104	$—	$6	$1,383	$12	$6,479	$—	$7,984	$7,984
Energy	—	—	—	—	—	—	618	—	618	618
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	2,479	—	—	—	—	—	—	2,479	2,479
Residential real estate	—	—	—	—	—	—	—	191	191	191
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$—	$2,583	$—	$6	$1,383	$12	$7,097	$191	$11,272	$11,272

Interest income recognized on non-accrual loans was zero and $1.5 million for the year ended December 31, 2023 and 2022, respectively.

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

Quantitative - The Company utilizes the cohort method, which identifies and captures the balance of a pool of loans with similar risk characteristics as of a particular time to form a cohort. The cohort is then tracked for losses over the remaining life of loans or until the pool is exhausted. The Company uses a lookback period of approximately six-years to establish the cohort population. By using the historical data timeframe, the Company can establish a historical loss factor for each of its loan segments.

Qualitative – The Company uses qualitative factors to adjust the historical loss factors for current conditions. The Company primarily uses the following qualitative factors:

●	The nature and volume of changes in risk ratings;
●	The volume and severity of past due loans;
●	The volume of non-accrual loans;
●	The nature and volume of the loan portfolio, including the existence, growth, and effect of any concentrations of credit;
●	Changes in the Institute of Supply Management’s Purchasing Manager Indices (“PMI”) for services and manufacturing;
●	Changes in collateral values;
●	Changes in lending policies, procedures, and quality of loan reviews;
●	Changes in lending staff; and
●	Changes in competition, legal and regulatory environments

In addition to the current condition qualitative adjustments, the Company uses the Federal Reserve’s unemployment forecast to adjust the ACL based on forward looking guidance. The Federal Reserve’s unemployment forecast extends three-years and is eventually reverted to the mean of six percent by year 10.

The following tables present the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by portfolio segment for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023

			Commercial	Commercial
			Real Estate	Real Estate
	Commercial		Owner-	Non-owner-	Residential
	and Industrial	Energy	Occupied	Occupied	Real Estate	Consumer	Total

	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$26,803	$4,396	$5,214	$21,880	$3,333	$149	$61,775
PCD allowance for credit loss at acquisition	51	—	61	217	—	—	329
Charge-offs	(5,703)	—	—	—	—	(6)	(5,709)
Recoveries	164	139	—	—	—	—	303
Provision (release)	10,871	(1,392)	976	5,390	118	(99)	15,864
Day 1 CECL provision expense	58	—	194	643	5	—	900
Ending balance	$32,244	$3,143	$6,445	$28,130	$3,456	$44	$73,462
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance	$319	$787	$221	$7,323	$35	$3	$8,688
Provision (release)	635	(638)	(96)	(2,227)	54	(3)	(2,275)
Ending balance	$954	$149	$125	$5,096	$89	$—	$6,413

	For the Year Ended December 31, 2022

			Commercial	Commercial
			Real Estate	Real Estate
	Commercial		Owner-	Non-owner-	Residential
	and Industrial	Energy	Occupied	Occupied	Real Estate	Consumer	Total

	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance, prior to adoption of ASU 2016-13	$19,005	$9,190	$3,852	$21,212	$3,231	$138	$56,628
PCD allowance for credit loss at acquisition	523	—	210	172	4	6	915
Charge-offs	(4,762)	(4,651)	—	(1,102)	(216)	(13)	(10,744)
Recoveries	2,628	2,008	—	2,335	—	8	6,979
Provision (release)	7,567	(2,151)	(447)	(1,748)	195	(14)	3,402
Day 1 CECL provision expense	1,842	—	1,599	1,011	119	24	4,595
Ending balance	$26,803	$4,396	$5,214	$21,880	$3,333	$149	$61,775
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance, prior to adoption of ASU 2016-13	$151	$265	$176	$4,586	$5	$1	$5,184
Provision (release)	51	522	39	2,436	(3)	2	3,047
Day 1 CECL provision expense	117	—	6	301	33	—	457
Ending balance	$319	$787	$221	$7,323	$35	$3	$8,688

The ACL increased $11.7 million during the year ended December 31, 2023 and included provision of $15.9 million due to loan growth, changes in credit quality, economic factors and an increase in specific reserves. Net charge-offs were $5.4 million, primarily related to five commercial and industrial loans. The year-to-date increase also included increases of $0.3 million for reserves on PCD loans and $0.9 million of Day 1 CECL provision expense related to the Tucson acquisition. The reserve on unfunded commitments decreased $2.3 million due to a decrease in unfunded commitments.

The following table presents the Company’s gross charge-offs by year of origination for the year ended December 31, 2023:

As of December 31, 2023
	Gross Charge-offs by Origination Year						Gross Charge-Offs
								Revolving
								loans
						2018 and	Revolving	converted	Gross
	2023	2022	2021	2020	2019	Prior	loans	to term loans	Charge-Offs

	(Dollars in thousands)
Commercial and industrial	$581	$7	$72	$—	$—	$1,358	$3,165	$520	$5,703
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer	—	1	—	—	—	5	—	—	6
Total	$581	$8	$72	$—	$—	$1,363	$3,165	$520	$5,709

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The following table presents the amortized cost balance of loans considered collateral dependent by loan segment and collateral type as of December 31, 2023 and 2022:

As of December 31, 2023
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$9,308	$1,392	$6,198
Energy
Oil and natural gas properties	288	—	288
Commercial real estate - owner-occupied
Commercial real estate properties	204	—	204
Commercial real estate - non-owner-occupied
Commercial real estate properties	8,440	571	1,698
Residential real estate
Residential real estate properties	179	—	179
Consumer
Vehicles & other personal assets	—	—	—
	$18,419	$1,963	$8,567

As of December 31, 2022
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$7,981	$—	$7,981
Energy
Oil and natural gas properties	618	—	618
Commercial real estate - owner-occupied
Commercial real estate properties	—	—	—
Commercial real estate - non-owner-occupied
Commercial real estate properties	92	—	92
Residential real estate
Residential real estate properties	—	—	—
Consumer
Vehicles & other personal assets	39	22	—
	$8,728	$22	$8,689

Loan Modifications

The Company considers loans to borrowers experiencing financial difficulties to be troubled loans. Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for TDR and requires an entity to evaluate whether loan modifications represent a new loan or a continuation of an existing loan. Such troubled debt modifications (“TDM”) may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof.

During the year ended December 31, 2023, the Company modified eight loans with an amortized cost basis of $10.2 million to facilitate repayment that are considered TDMs. The following table presents, by loan segment, the amortized cost basis as of the date shown for modified loans to borrowers experiencing financial difficulty:

	December 31, 2023
	Term Extension
	Amortized Cost Basis	% of Loan Class

	(Dollars in thousands)
Commercial and industrial	$5,384	0.25%
Commercial real estate - owner occupied	4,568	0.81
Residential real estate	253	0.05
Total Loans	$10,205

The following schedule presents the payment status, by loan segment, as of December 31, 2023, of the amortized cost basis of loans that have been modified since January 1, 2023:

	Balance at December 31, 2023
		30-59 Days	60-89 Days	Greater than 90	Total
	Current	Past Due	Past Due	Days Past Due	Past Due

	(Dollars in thousands)
Commercial and industrial	$5,384	$—	$—	$—	$—
Commercial real estate - owner occupied	4,568	—	—	—	—
Residential real estate	253	—	—	—	—
Total Loans	$10,205	$—	$—	$—	$—

The Company had no TDMs that were modified and had defaulted on their modified terms during the year ended December 31, 2023. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31, 2023:

December 31, 2023
Financial Effect
Term Extension
Commercial and industrial	Added a weighted average 1.2 years to the life of loan, which reduced monthly payment amounts
Commercial real estate - owner occupied	Added a weighted average 0.5 years to the life of loan, which reduced monthly payment amounts
Residential real estate	Added a weighted average 0.3 years to the life of loan, which reduced monthly payment amounts

Troubled Debt Restructurings

Prior to the adoption of ASU 2022-02, TDRs were extended to borrowers who were experiencing financial difficulty and who had been granted a concession, excluding loan modifications as a result of the COVID-19 pandemic. The modification of terms typically included the extension of maturity, reduction or deferment of monthly payment, or reduction of the stated interest rate. The outstanding balance of TDRs was $30.5 million as of December 31, 2022.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision (release) for credit loss expense. The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of the expected credit losses on commitments expected to be funded over its estimated life. For each pool of contractual obligations expected to be funded, the Company uses the reserve rate established for the related loan pools. The $6 million and $9 million allowance for credit losses on off-balance sheet credit exposures at December 31, 2023 and 2022, respectively, are included in “interest payable and other liabilities” on the statements of financial condition.

The following categories of off-balance sheet credit exposures have been identified:

●	Loan commitments – include revolving lines of credit, non-revolving lines of credit, and loans approved that are not yet funded. Risks inherent to revolving lines of credit often are related to the susceptibility of an individual or business experiencing unpredictable cash flow or financial troubles, thus leading to payment default. The primary risk associated with non-revolving lines of credit is the diversion of funds for other expenditures.
●	Letters of credit – are primarily established to provide assurance to the beneficiary that the applicant will perform certain obligations arising out of a separate transaction between the beneficiary and applicant. If the obligation is not met, it gives the beneficiary the right to draw on the letter of credit.

Note 5:   Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	As of December 31,
	2023	2022

	(Dollars in thousands)
Land	$8,689	$7,579
Building and improvements	69,320	65,101
Furniture and fixtures	15,797	14,523
Equipment	13,278	10,066
Construction in progress	1,252	1,172
Premises and equipment	108,336	98,441
Less: accumulated depreciation	37,467	32,457
Premises and equipment, net	$70,869	$65,984

The Company recorded $4.9 million, $4.7 million and $4.9 million of depreciation expense during 2023, 2022 and 2021, respectively, as a component of other non-interest expense in the consolidated statements of operations.

Note 6:   Leases

The Company’s leases primarily include bank branches located in Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco, Texas; Fort Worth, Texas; Phoenix, Arizona; Denver, Colorado and Colorado Springs, Colorado. The remaining terms on these branch leases range from less than two years to eighteen years with certain options to renew. Renewal terms can extend the lease terms between five years and twenty years. The exercise of lease renewal options is at the Company’s sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in the estimated value of the right of use (“ROU”) asset and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, the Company recognized one finance lease and the remaining Company leases are classified as operating leases.

The ROU asset is included in “Other assets” on the consolidated statements of financial condition, and was $30 million and $31 million at December 31, 2023 and 2022, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other liabilities” on the consolidated statements of financial condition and was $34 million at December 31, 2023 and 2022.

As of December 31, 2023, the weighted-average remaining lease term is 10.7 years and the weighted-average discount rate was 2.76% utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

The following table presents components of operating lease expense in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
	(Dollars in thousands)	(Dollars in thousands)
Finance lease amortization of right-of-use asset	$284	$231
Finance leases interest on lease liability	271	185
Operating lease expense	2,933	2,577
Variable lease expense	1,816	1,222
Short-term lease expense	15	20
Total lease expense	$5,319	$4,235

Future minimum lease payments under operating and finance leases were as follows:

	Operating Leases	Finance Lease

	(Dollars in thousands)
2024	$3,657	$490
2025	3,806	490
2026	3,852	490
2027	3,847	528
2028	3,427	540
Thereafter	10,750	7,704
Total lease payments	29,339	10,242
Less: imputed interest	2,928	2,842
Total	$26,411	$7,400

Rent expense for the year ended December 31, 2021 was $3.5 million.

Supplemental cash flow information

Operating cash flows paid for operating leases and finance leases included in the measurement of lease liabilities were $3.4 million and $0.5 million, respectively, for the year ended December 31, 2023. During the year ended December 31, 2023, the Company recorded ROU assets in the amount of $2.2 million that were exchanged for operating lease liabilities.

Operating cash flows paid for operating leases and finance leases included in the measurement of lease liabilities were $3.0 million and $0.4 million, respectively, for the year ended December 31, 2022. During the year ended December 31, 2022, the Company recorded ROU assets in the amount of $23.6 million that were exchanged for operating lease liabilities and $7.8 million that were exchanged for finance lease liabilities.

Note 7:   Goodwill and Core Deposit Intangible

In connection with the Tucson acquisition and the Colorado/New Mexico acquisition, the Company recorded goodwill of $1.3 million and $12.8 million in 2023 and 2022, respectively. No goodwill impairment was recorded during the years ended December 31, 2023 or December 31, 2022.

The Company recorded a core deposit intangible (“CDI”) of $4.5 million and $16.5 million as part of the Tucson and Colorado/New Mexico acquisitions, respectively. The Company is amortizing the CDI over its estimated useful life of approximately 10 years using the sum of the years’ digits accelerated method.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the core deposit intangible at December 31, 2023 and 2022 were:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
December 31, 2023
Goodwill	$14,135	$—	$14,135
Core deposit intangible	21,938	4,738	17,200
Total goodwill and intangible assets	$36,073	$4,738	$31,335
December 31, 2022
Goodwill	$12,836	$—	$12,836
Core deposit intangible	17,479	1,234	16,245
Total goodwill and intangible assets	$30,315	$1,234	$29,081

The estimated aggregate future amortization expense over the next five years for the core deposit intangible is as follows at December 31, 2023:

(Dollars in thousands)
2024	$3,569
2025	3,155
2026	2,739
2027	2,325
2028	1,909

Note 8:  Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate derivatives to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may utilize interest rate swaps, including forwards, interest rate caps, floors, collars, corridors and swaptions as part of its interest rate risk management strategy. During 2023, the Company utilized interest rate swaps and a collar to hedge the variable cash flows associated with existing variable-rate debt and loan assets. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and the receipt of variable-rate amounts if interest rates fall below the floor strike rate on the contract. Five swaps that were entered into in 2021 were terminated during the third quarter of 2022 and the amortization of the gains on these instruments began in 2023 based on the original effective dates of these swaps. Derivatives that qualify as cash flow hedges and are designated as such include five instruments with a total notional value of $340 million at December 31, 2023, and one instrument with a notional value of $250 million at December 31, 2022.

For derivatives that qualify as cash flow hedges of interest rate risk and are designed as such, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive (Loss) Income (“AOCI”) and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and debt. The Company currently estimates that $2.5 million will be reclassified as a decrease to net interest income during the next twelve months.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 5.4 years.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service provided to clients. The Company executes interest rate swaps with clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. Interest rate derivatives associated with this program do not meet the strict hedge accounting requirements and changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings.

Swap fees earned upon origination and credit valuation adjustments that represent the risk of a counterparty’s default are reported on the consolidated statements of operations as swap fee income, net. The effect of the Company’s derivative financial instruments gain (loss) is reported on the consolidated statements of cash flows within “other assets” and “other liabilities”.

These 46 and 49 swaps had an aggregate notional amount of $307 million and $421 million at December 31, 2023 and 2022, respectively.

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the consolidated statements of financial condition as of December 31, 2023 and 2022:

	Asset Derivatives			Liability Derivatives
	Statement of			Statement of
	Financial			Financial
	Condition	As of December 31,		Condition	As of December 31,
	Location	2023	2022	Location	2023	2022

	(Dollars in thousands)
Interest rate products:
Derivatives designated as hedging instruments	Other assets and Interest receivable	$101	$—	Interest payable and other liabilities	$5,992	$5,403
Derivatives not designated as hedging instruments	Other assets and Interest receivable	$7,830	$11,038	Interest payable and other liabilities	$7,837	$11,039
Total		$7,931	$11,038		$13,829	$16,442

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive (Loss) Income for the years ended December 31, 2023 and 2022.

December 31, 2023
	Location of					Gain or	Gain or
	Gain or (Loss)					(Loss)	(Loss)
	Recognized				Gain or	Reclassified	Reclassified
	from		Gain or	Gain or	(Loss)	from	from
	Accumulated	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Other	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	Comprehensive	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	Income into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(589)	$(589)	$—	$—	$—	$—
Interest Rate Products	Interest Expense	209	209	—	275	275	—
Total		$(380)	$(380)	$—	$275	$275	$—

December 31, 2022
	Location of					Gain or	Gain or
	Gain or (Loss)					(Loss)	(Loss)
	Recognized				Gain or	Reclassified	Reclassified
	from		Gain or	Gain or	(Loss)	from	from
	Accumulated	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Other	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	Comprehensive	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	Income into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(5,403)	$(5,403)	$—	$—	$—	$—
Interest Rate Products - terminated	Interest Expense	3,852	3,852	—	—	—	—
Total		$(1,551)	$(1,551)	$—	$—	$—	$—

As of December 31, 2023 and 2022, the Company had minimum collateral thresholds with certain of its derivative counterparties and has paid collateral of $1.0 million and zero and received collateral of $1.5 million and $4.9 million, respectively.

Note 9:  Foreclosed Assets

Foreclosed asset activity was as follows:

	As of or for the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Beginning balance	$1,130	$1,148	$2,347
Transfers from loan portfolio, at fair value	—	—	—
Foreclosed asset acquired	—	157	—
Direct write-downs	—	—	(629)
Sales or other proceeds from foreclosed assets	(1,050)	(175)	(628)
Loss (gain) on sale of foreclosed assets	(80)	—	58
Ending balance	$—	$1,130	$1,148

For the year ended December 31, 2023, the Company sold two commercial use facilities foreclosed upon in prior years. For the year ended December 31, 2022, the Company acquired a foreclosed property as part of the Colorado/New Mexico acquisition and received proceeds from expired earnest funds on a pre-existing property. For the year ended

December 31, 2021, the Company sold certain raw land foreclosed upon in 2019 and a commercial use facility foreclosed upon in 2020.

(Losses) gains on the sale of foreclosed assets are reported on the consolidated statements of operations under the foreclosed assets, net section.

Note 10:  Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $250 thousand or more were $487 million and $319 million as of December 31, 2023 and 2022, respectively.

The Company acquires brokered deposits in the normal course of business. At December 31, 2023 and 2022, brokered deposits of approximately $876 million and $382 million, respectively, were included in the Company’s time deposit balance. Reciprocal deposits, which includes The Certificate of Deposit Account Registry Services (“CDARS”) discussed below, are treated as core deposits instead of brokered deposits and are not included in the above amounts.

The Company is a member of CDARS that allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. CDARS allows institutions to break large deposits into smaller amounts and place them in a network of other CDARS institutions to ensure full FDIC insurance is gained on the entire deposit. CDARS totaled approximately $42 million and $4 million as of December 31, 2023 and 2022, respectively.

The scheduled maturities for time deposits are provided in Note 11: Borrowing Arrangements below.

Note 11:   Borrowing Arrangements

The following table summarizes borrowings at December 31, 2023 and 2022:

	As of and For the Year Ended December 31,
	2023			2022

	(Dollars in thousands)
			Maximum Balance			Maximum Balance
			at Any			at Any
	Balance	Rate(7)	End of Month	Balance	Rate(7)	End of Month
Repurchase agreements(1)	$—	—%	$1,557	$—	—%	$5,695
Federal funds purchased(2)	—	—	20,000	20,000	4.65	20,000
FHLB advances(3)	77,889	2.06	137,127	143,143	2.27	236,600
FHLB line of credit(3)	—	—	316,222	74,968	4.48	140,000
Line of credit(4)	—	—	7,500	5,000	7.50	5,000
SBA secured borrowing(5)	7,832	NA	9,396	9,396	NA	10,897
Trust preferred security(6)	1,118	7.39%	$1,118	1,061	6.51%	$1,061
Total borrowings	$86,839			$253,568
(1)	Repurchase agreements consist of Bank obligations to other parties payable on demand and generally have one day maturities. The obligations are collateralized by securities of U.S. government sponsored enterprises and mortgage-backed securities and such collateral is held by a third-party custodian. The year-to-date average daily balance was $0.3 million and less than one thousand for the years ended December 31, 2023 and 2022, respectively. The securities, mortgage-backed government sponsored residential securities, pledged for client repurchase agreements were $0 at both December 31, 2023 and 2022.
(2)	Federal funds purchased include short-term funds that are borrowed from another bank. The Bank is part of a third-party service that allows us to borrow amounts from another bank if the bank has approved us for credit. Federal funds purchased generally have one day maturities.
(3)	FHLB advances and line of credit are collateralized by a blanket floating lien on certain loans as well as unrestricted securities. FHLB advances are at a fixed rate, ranging from 0.95% to 2.84%, and are subject to restrictions or penalties in the event of prepayment.

(4)	The line of credit is a general bank line of credit maintained by the Company for short-term liquidity.
(5)	As part of the Colorado/New Mexico acquisition, the Company acquired certain SBA loans that failed the derecognition criteria of ASC 860 and therefore are accounted for as secured borrowings. The secured borrowing was recorded at estimated fair value at the date of acquisition and reduces over time in connection with the related loan balance.
(6)	On June 30, 2010, the Company assumed a liability with a fair value of $1 million related to the assumption of trust preferred securities issued by Leawood Bancshares Statutory Trust I for $4 million on September 30, 2005. In 2012, the Company settled litigation related to the trust preferred securities which decreased the principal balance by $1.5 million and the recorded balance by approximately $400 thousand. The difference between the recorded amount and the contract value of $2.6 million is being accreted to the maturity date in 2035. Distributions will be paid on each security at a variable annual rate of interest, equal to SOFR, plus 1.74%.
(7)	Represents the year-end weighted average interest rate.

The following table summarizes the Company’s other borrowing capacities at December 31, 2023 and 2022:

	As of December 31,
	2023	2022

	(Dollars in thousands)
FHLB borrowing capacity relating to loans	$560,999	$391,910
FHLB borrowing capacity relating to securities	—	—
Total FHLB borrowing capacity	$560,999	$391,910
Unused Federal Reserve borrowing capacity	$780,588	$503,899

The scheduled maturities, excluding interest, of the Company’s borrowings at December 31, 2023 were as follows:

	As of December 31, 2023
	Within One	One to Two	Two to Three	Three to	Four to Five	After Five
	Year	Years	Years	Four Years	Years	Years	Total

	(Dollars in thousands)
Time deposits	$1,654,453	$171,711	$1,633	$2,333	$962	$—	$1,831,092
Fed funds purchased & repurchase agreements	—	—	—	—	—	—	—
FHLB borrowings	—	5,100	—	39,000	26,000	7,789	77,889
FHLB line of credit	—	—	—	—	—	—	—
Line of credit	—	—	—	—	—	—	—
SBA secured borrowing	—	—	—	—	—	7,832	7,832
Trust preferred securities(1)	—	—	—	—	—	1,118	1,118
Total	$1,654,453	$176,811	$1,633	$41,333	$26,962	$16,739	$1,917,931
(1)	The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 12:   Income Taxes

The provision for income taxes includes these components:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Current tax expense	$19,526	$17,943	$14,892
Deferred income tax (benefit) expense	(2,086)	(1,970)	2,664
Income tax expense	$17,440	$15,973	$17,556

An income tax reconciliation at the statutory rate to the Company’s actual income tax expense is shown below:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Computed at the statutory rate (21%)	$17,663	$16,290	$18,263
Increase (decrease) resulting from
Tax-exempt income	(3,255)	(3,546)	(3,672)
Non-deductible expenses	421	689	232
State income taxes, net of federal benefits	2,473	2,785	3,030
Stock-based compensation	84	(190)	(172)
Other adjustments	54	(55)	(125)
Income tax expense	$17,440	$15,973	$17,556

The tax effects of temporary differences related to deferred taxes shown on the consolidated statements of financial condition within other assets are presented below:

	As of December 31,
	2023	2022

	(Dollars in thousands)
Deferred tax assets
Net unrealized loss on securities available-for-sale	$15,456	$20,295
Allowance for credit losses	18,470	16,710
Lease liability	7,930	8,056
Loan fees	3,701	4,048
Accrued expenses	3,397	3,379
Deferred compensation	2,334	2,166
Other	2,818	1,094
Total deferred tax asset	54,106	55,748
Deferred tax liability
FHLB stock basis	(107)	(436)
Premises and equipment	(2,565)	(2,042)
Right-of-use asset	(7,023)	(7,230)
Other	(950)	(1,018)
Total deferred tax liability	(10,645)	(10,726)
Net deferred tax asset	$43,461	$45,022

The Company has approximately $5.9 million of federal net operating loss carry-forwards, which begin to expire if not used by 2028 and the annual deduction of these loss carryforwards is subject to various IRC section 382 limitations. The Company fully expects to utilize the net operating loss carryforwards before they expire.

The Company files a consolidated federal income tax return and also files income tax returns in various states. All federal and state tax returns after 2019 remain open to examination by applicable tax authorities.

Note 13:   Changes in Accumulated Other Comprehensive Income (Loss)

Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations were as follows:

	For the Year Ended December 31,			Affected Line Item in the
	2023	2022	2021	Statements of Operations

	(Dollars in thousands)
Realized (loss) gain on available-for-sale securities	$(1,127)	$96	$1,023	Other non-interest income
Less: tax (benefit) expense effect	(266)	24	245	Income tax expense
Realized (loss) gain on available-for-sale securities, net of income tax	(861)	72	778
Gain on cash flow hedges	275	—	—	Interest expense - Deposits
Less: tax expense effect	65	—	—	Income tax expense
Gain on cash flow hedges, net of tax	210	—	—
Total reclassified amount	$(651)	$72	$778

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

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The actions may include dividend payment restrictions, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under GAAP, regulatory reporting requirements and regulatory capital standards. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined) to risk-weighted assets (as defined), common equity tier 1 capital (as defined) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023, the Company and the Bank met all applicable capital adequacy requirements.

As of December 31, 2023, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the

Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are presented in the following table:

			Required to be Considered		Required to be Considered
	Actual		Well Capitalized		Adequately Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$807,018	11.2%	N/A	N/A	$756,285	10.5%
Bank	800,522	11.1	$719,705	10.0%	755,691	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	727,723	10.1	N/A	N/A	612,231	8.5
Bank	721,227	10.0	575,764	8.0	611,750	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	718,855	10.0	N/A	N/A	504,190	7.0
Bank	721,227	10.0	467,809	6.5	503,794	7.0
Tier 1 Capital to Average Assets
Consolidated	727,723	10.0	N/A	N/A	292,517	4.0
Bank	$721,227	9.9%	$365,675	5.0%	$292,540	4.0%
December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	$715,416	10.5%	N/A	N/A	$714,162	10.5%
Bank	714,300	10.5	$679,793	10.0%	713,783	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	644,953	9.5	N/A	N/A	578,131	8.5
Bank	643,837	9.5	543,835	8.0	577,824	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	643,892	9.5	N/A	N/A	476,108	7.0
Bank	643,837	9.5	441,866	6.5	475,855	7.0
Tier 1 Capital to Average Assets
Consolidated	644,953	10.3	N/A	N/A	249,270	4.0
Bank	$643,837	10.3%	$311,623	5.0%	$249,299	4.0%
(1)	Includes capital conservation buffer of 2.5%.

Note 15:   Employee Benefit Plan

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a portion of their compensation to the plan. During 2023 and 2022, Company contributions to the plan were 100% on the first 5% of employees’ salary deferral amounts. During 2021, Company contributions to the plan were 100% on the first 1% of employees’ salary deferral amounts plus 50% of employees’ salary deferral amounts over 1%, but capped at 6%, of employees’ compensation. Additional contributions are discretionary and are determined annually by the Board of Directors. Company contributions to the plan were $2 million, $2 million and $1 million for 2023, 2022 and 2021, respectively.

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

Service charges and fees on client accounts - This category consists of monthly fees for the services rendered on client deposit accounts, including maintenance charges, overdraft fees, and processing fees. The monthly fee structures are typically based on type of account, volume, and activity. The client is typically billed monthly and pays the bill from their deposit account. The Company satisfies the performance obligation related to providing depository accounts monthly as transactions are processed and deposit service charge revenue is recorded.

ATM and credit card interchange income - This category consists of fees charged for use of the Company’s ATMs, as well as an interchange fee with credit card and debit card service providers. ATM fees and interchange fees are based on the number of transactions as well as the underlying agreements. Clients are typically billed monthly. The Company satisfies the performance obligation related to ATM and interchange fees monthly as transactions are processed and revenue is recorded.

International fees - This category consists of fees earned from foreign exchange transactions and preparation of international documentation. International fees are based on underlying agreements that describe the Company’s performance obligation and the related fee. Clients are typically billed and cash is received once the service or transaction is complete. The Company satisfies the performance obligation related to international fees monthly as transactions are processed and revenue is recorded.

Other fees - This category consists of numerous, smaller fees such as wire transfer fees, check cashing fees, and check printing fees. Other fees are typically billed to clients on a monthly basis. Performance obligations for other fees are satisfied at the time that the service is rendered.

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

The following table disaggregates the non-interest income subject to ASC 606 by category:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Non-interest income subject to ASC 606
Service charges and fees on client accounts	$8,186	$6,228	$4,580
ATM and credit card interchange income	5,469	6,523	7,996
International fees	1,504	1,408	1,531
Other fees	323	94	134
Total non-interest income from contracts with clients	15,482	14,253	14,241
Non-interest income not subject to ASC 606
Other non-interest income	5,182	3,028	(581)
Total non-interest income	$20,664	$17,281	$13,660

Note 17:   Stock-Based Compensation

The Company issues stock-based compensation in the form of non-vested restricted stock, restricted stock units and stock appreciation rights under the CrossFirst Bankshares, Inc. 2018 Omnibus Equity Incentive Plan (as amended, restated or supplemented, the “Omnibus Plan”). The Omnibus Plan will expire on October 25, 2028, unless extended. The aggregate number of shares available for future issuance under the Omnibus Plan was 1,784,304 shares as of December 31, 2023. The Company will issue new common shares upon exercise or vesting of stock-based awards.

During 2018, awards issued under the Stock Settled Appreciation Right Plan, Equity Incentive Plan, Employee Equity Incentive Plan and New Market Founder Plan were assumed under the Omnibus Plan as agreed upon with participants, impacting all participants who agreed to the assumption, and herein referred to as “Legacy Awards”. Material terms and conditions of Legacy Awards remain unchanged; therefore, no modification to their fair market value was required. Going forward, all awards are issued under the Omnibus Plan.

The table below summarizes stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Stock appreciation rights	$216	$325	$711
Performance-based stock awards	1,074	774	741
Restricted stock units and awards	3,824	3,200	3,047
Employee stock purchase plan	167	118	85
Total stock-based compensation	$5,281	$4,417	$4,584

Stock-Settled Appreciation Rights

The Company issues stock-settled appreciation rights (“SSARs”) with exercise prices equal to the closing price of the Company’s common shares on the date of grant. SSARs typically vest ratably over seven years of continuous service and have fifteen-year contractual terms for Legacy Awards and ten-year contractual terms for all other SSARs. The fair value of each SSAR was estimated at the grant date using a Black-Scholes option pricing model.

The following table provides the range of assumptions used in the Black-Scholes option pricing model, the weighted average grant date fair value, and information related to SSARs exercised for the following years, as well as, the remaining compensation cost to be recognized and period over which the amount will be recognized as of the dates indicated:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands, except per share data)
Assumptions:
Expected volatility(1)	42.76%	44.1% - 45.41%	42.93% - 43.29%
Expected dividends(2)	0.00%	0.00%	0.00%
Expected term (in years)(3)	7.00	7.00 - 7.01	7.00 - 7.01
Risk-free rate(4)	4.71%	2.8% - 3.62%	0.94% - 1.36%
Weighted average grant date fair value per share	$5.58	$6.86	$6.50
Aggregate intrinsic value of SSARs exercised	$1,007	$1,578	$1,297
Total fair value of SSARs vested during the year	$279	$484	$1,087
Unrecognized compensation information:
Unrecognized compensation cost	$622	$795	$1,249
Period remaining (in years)	4.4	4.7	4.1
(1)	Expected volatility was calculated using a historical volatility of the Company’s stock price since the Company’s initial public offering in August 2019, coupled with those of a peer group of comparable publicly traded companies prior to the Company’s initial public offering, for a period commensurate with the expected term of the SSARs.
(2)	The dividend yield was calculated in accordance with the Company’s dividend policy at the time of grant.
(3)	The expected term was estimated to be the midpoint between the contractual vesting term and time to expiration, in accordance with the simplified method described in SAB Topic 14.D.2. due to the Company’s limited history of SSAR exercise activity.

(4)	The risk-free rate for the expected term of the SSARs was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.

A summary of SSAR activity during 2023 is presented below:

	Stock-Settled Appreciation Rights
			Weighted Average
		Weighted Average	Remaining
	Units	Exercise Price	Contractual Term
Outstanding, January 1, 2023	1,159,240	$11.64	6.29
Granted	7,000	5.58	9.84
Exercised	(204,074)	7.52
Forfeited	(13,574)	11.47
Expired	(124,998)	25.20
Outstanding, December 31, 2023	823,594	$10.59	5.67
Exercisable, December 31, 2023	710,456	$10.07	5.40

Performance-Based Awards

The Company awards performance-based awards — generally performance-based restricted stock units (“PSUs”) — to key officers of the Company. The stock-settled awards are typically granted annually as determined by the Compensation Committee. The PSUs typically cliff-vest at the end of three years based on attainment of certain performance metrics developed by the Compensation Committee. The ultimate number of shares issuable under each PSU award is the product of the award target and the award payout percentage given the level of achievement, ranging from 0% - 150% of the initial target awards. Awards granted in 2021 through 2023 are tied to two performance metrics, a performance-based cumulative earnings per share (“EPS”) target and a market-based cumulative total shareholder return ("TSR") target. The fair value of the EPS target portion of the PSU award was determined based on the closing price of the Company’s common stock on the grant date, while the fair value of the TSR target portion of the PSU award was determined using a Monte Carlo simulation as of the grant date.

A summary of PSU activity during 2023 is presented below:

	Performance-Based Awards
		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2023	134,286	$14.52
Granted	128,005	14.13
Vested	(20,736)	13.55
Forfeited	(8,568)	14.78
Unvested, December 31, 2023	232,987	$14.38

Total fair value of PSUs vested during the years ended December 31, 2023, 2022 and 2021 was $298 thousand, $26 thousand and $3.4 million, respectively. Unrecognized stock-based compensation expense related to the performance grants issued through December 31, 2023 was $1.7 million and is expected to be recognized over 1.9 years.

Service-Based Restricted Stock Units and Service-Based Restricted Stock Awards

The Company issues service-based restricted stock units (“RSUs”) and service-based restricted stock awards (“RSAs”) to provide additional incentives to key officers, employees, and non-employee directors. Awards are typically granted annually as determined by the Compensation Committee. The RSUs granted to key officers and employees typically vest ratably over three years of continuous service. The service-based RSAs granted to non-employee directors typically cliff-vest after one year of service. The fair value of all RSU and RSA awards was determined based on the closing price of the Company’s common stock on the grant date.

A summary of RSU and RSA activity during 2023 is presented below:

	Restricted Stock Units and Awards
		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested, January 1, 2023	416,980	$14.13
Granted	333,979	13.20
Vested	(243,888)	13.78
Forfeited	(50,057)	14.28
Unvested, December 31, 2023	457,014	$13.62

Total fair value of RSUs and RSAs vested during the years ended December 31, 2023, 2022 and 2021 was $3.0 million, $3.3 million and $3.4 million, respectively. Unrecognized stock-based compensation expense related to restricted stock grants issued through December 31, 2023 was $3.4 million and is expected to be recognized over 1.6 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) whereby employees are eligible to purchase common stock at a discounted price after having met a minimum period of credited service and minimum hours worked. The price an employee pays for shares is 85.0% of the lesser of the closing price of the Company’s common stock on the offering date or the closing price of the Company’s common stock on the last trading date of the offering period. The offering periods are the six-month periods commencing on January 1 and July 1 of each year and ending on June 30 and December 31 of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP.

The calculated value of each unit award is estimated at the start of the offering period using a Black-Scholes option pricing model that used the assumptions noted in the following table:

	For the Year Ended December 31,
	2023	2022	2021
Assumptions:
Expected volatility	26.10% - 41.72%	24.1% - 28.00%	5.99% - 32.00%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	0.50	0.50	0.50
Risk-free rate	4.75% - 5.53%	0.19% - 2.52%	0.03% - 0.09%

Note 18:   Stock Warrants

The Company had 80,000 outstanding, fully vested warrants to purchase common stock at a strike price of $5.00 per share as of December 31, 2022. During the year ended December 31, 2023, the remaining, fully vested 80,000 warrants were exercised and cash settled resulting in a reduction to additional paid in capital of $0.4 million. There were no outstanding warrants as of December 31, 2023.

Note 19:  Stockholders’ Equity

The following table presents the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands, except per share data)
Earnings per Common Share
Net Income	$66,669	$61,599	$69,413
Less: preferred stock dividends	413	—	—
Net income available to commons stockholders	66,256	61,599	69,413
Weighted average common shares	49,010,078	49,489,860	51,291,428
Earnings per common share	$1.35	$1.24	$1.35
Diluted Earnings per Common Share
Net Income	$66,669	$61,599	$69,413
Less: preferred stock dividends	413	—	—
Net income available to commons stockholders	66,256	61,599	69,413
Weighted average common shares	49,010,078	49,489,860	51,291,428
Effect of dilutive shares	329,988	512,194	739,154
Weighted average dilutive common shares	49,340,066	50,002,054	52,030,582
Diluted earnings per common share	$1.34	$1.23	$1.33
Stock-based awards not included because to do so would be antidilutive	799,238	523,768	658,100

Preferred stock and dividends

During March 2023, the Company offered and sold 7,750 shares of its Series A Preferred Stock, for an aggregate purchase price of $7.8 million.

Aggregate dividends of $413 thousand related to the Series A Preferred Stock were declared and paid during the year ended December 31, 2023. In February 2024, the Board of Directors declared a quarterly dividend on Series A Preferred Stock in the amount of $20.00 per share to be payable on March 15, 2024 to shareholders of record as of February 29, 2024.

Share repurchases

On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to $30 million of its common stock. As of December 31, 2023, $16 million remains available for repurchase under this share repurchase program. The Company did not purchase any common stock during 2023.

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
Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities.

Recurring Measurements

The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022:

	Fair Value Description	Valuation Hierarchy Level	Where Fair Value Balance Can Be Found
Available-for-sale securities and equity securities

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

Nonrecurring Measurements

The following tables present the fair value measurement on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022:

December 31, 2023
Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	$—	$—	$10,570

		December 31, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Collateral-dependent impaired loans	$8,728	$—	$—	$8,728
Foreclosed assets held-for-sale	$1,745	$—	$—	$1,745

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

Collateral-Dependent Impaired Loans, Net of ACL - The estimated fair value of collateral-dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell. If the fair value of the collateral is below the loan’s amortized cost, the ACL is netted against the loan balance. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral dependent loans are obtained when the loan is determined to be collateral dependent and subsequently as deemed necessary by the Office of the Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated costs to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Office of the Chief Credit Officer by comparison to historical results.

Foreclosed Assets Held-for-Sale - The fair value of foreclosed assets held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2023 and 2022:

	December 31, 2023
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	Appraisal of collateral	Appraisal adjustments (1)	0% - 56% (22%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2022
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$8,728	Appraisal of collateral	Appraisal adjustments (1)	0% - 100% (13%)

Foreclosed assets held-for-sale	$1,745	Market comparable properties	Marketability discount	10% (10%)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The following tables present the estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022:

	December 31, 2023
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$255,229	$255,229	$—	$—
Available-for-sale securities	766,653	—	766,653	—
Loans, net of allowance for credit losses	6,054,228	—	—	6,036,887
Restricted equity securities	3,950	—	—	3,950
Interest receivable	37,294	—	37,294	—
Equity securities	5,794	—	—	5,794
Derivative assets	7,581	—	7,581	—

Financial Liabilities
Deposits	$6,491,276	$990,458	$—	$5,547,203
Federal Home Loan Bank advances	77,889	—	72,123	—
Other borrowings	8,950	—	9,891	—
Interest payable	18,529	—	18,529	—
Derivative liabilities	13,594	—	13,594	—

	December 31, 2022
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$300,138	$300,138	$—	$—
Available-for-sale securities	769,641	—	686,901	—
Loans, net of allowance for credit losses	5,310,954	—	—	5,307,607
Restricted equity securities	12,536	—	—	12,536
Interest receivable	29,507	—	29,507	—
Equity securities	2,870	—	—	2,870
Derivative assets	11,038	—	11,038	—

Financial Liabilities
Deposits	$5,651,308	$1,400,260	$—	$4,142,673
Federal funds purchased and repurchase agreements	74,968	—	74,968	—
Federal Home Loan Bank advances	143,143	—	135,086	—
Other borrowings	35,547	—	36,529	—
Interest payable	5,713	—	5,713	—
Derivative liabilities	16,442	—	16,442	—

Note 21: Commitments and Credit Risk

The Company had the following commitments at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

	(Dollars in thousands)
Commitments to originate loans	$59,728	$134,961
Standby letters of credit	74,139	66,889
Lines of credit	2,008,356	2,705,730
Future lease commitments	—	1,888
Commitment related to investment fund	4,206	3,403
Total	$2,146,429	$2,912,871

Commitments to Originate Loans - Commitments to originate loans are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential and multifamily real estate.

Standby Letters of Credit - Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a client to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain clients under nonfinancial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. Fees for letters of credit are initially recorded by the Company as deferred revenue and are included in earnings at the termination of the respective agreements. Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the client for reimbursement of amounts paid.

Lines of Credit - Lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.

Lease Commitments – During 2022, the Company entered into a lease agreement with a third party for office space located in Fort Worth, Texas, which commenced in 2023 and carried an initial lease term of 10.8 years with one seven-year renewal option.

Commitments related to Investment Fund - The Company entered into various subscription agreements with five separate third parties to invest up to $10.0 million in the aggregate in investment funds designed to create pathways to homeownership for low- and moderate-income individuals and families and to help accelerate technology adoption at community banks.

Note 22:   Parent Company Condensed Financial Statements

The following are the condensed financial statements of CrossFirst Bankshares, Inc. (Parent only) for the periods indicated:

Condensed Statements of Financial Condition

	Year Ended December 31,
	2023	2022

	(Dollars in thousands)
Assets
Cash	$2,445	$4,457
Equity method investments	3,998	2,597
Investment in subsidiaries	703,532	608,545
Other assets	9,172	8,776
Total assets	$719,147	$624,375
Liabilities and stockholders’ equity
Other borrowings	$—	$5,000
Trust preferred securities, net	1,118	1,061
Other liabilities	9,886	9,715
Total liabilities	11,004	15,776
Stockholders’ equity	708,143	608,599
Total liabilities and stockholders’ equity	$719,147	$624,375

Condensed Statements of Operations

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Income
Equity in undistributed earnings of subsidiaries	$50,761	$30,267	$71,528
Distributions from subsidiaries	17,063	32,847	—
Management fees charged to subsidiaries	8,520	8,520	8,520
Other	49	153	2
Total income	76,393	71,787	80,050
Expense
Salaries and employee benefits	4,280	4,272	6,111
Occupancy, net	400	409	403
Other	5,155	5,893	4,718
Total expense	9,835	10,574	11,232
Income tax benefit	(111)	(386)	(595)
Net income	$66,669	$61,599	$69,413

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Operating Activities
Net income	$66,669	$61,599	$69,413
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries	(50,761)	(30,267)	(71,528)
Stock-based compensation	1,735	1,511	2,332
Other adjustments	293	(256)	(155)
Net cash provided by operating activities	17,936	32,587	62
Investing Activities
Investment in subsidiaries, net	(10,250)	(18,000)	—
Net cash activity from acquisition	(8,960)	—	—
Increase in equity investments	(1,401)	(2,164)	(433)
Purchase of equipment	(519)	—	—
Net cash used in investing activities	(21,130)	(20,164)	(433)
Financing Activities
Net (repayment) proceeds from lines of credit	(5,000)	5,000	—
Proceeds from issuance of preferred shares, net of issuance cost	7,750	—	—
Issuance of common stock, net	3	4	3
Open market common share repurchases	—	(35,780)	(22,286)
Acquisition of common stock for tax withholding obligations	(1,142)	(929)	(860)
Proceeds from employee stock purchase plan	402	364	172
Dividends paid on preferred stock	(413)	—	—
Settlement of warrants	(418)	—	—
Net decrease in employee receivables	—	7	34
Net cash provided by (used in) financing activities	1,182	(31,334)	(22,937)
Decrease in cash	(2,012)	(18,911)	(23,308)
Cash at beginning of year	4,457	23,368	46,676
Cash at end of year	$2,445	$4,457	$23,368

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our systems of internal controls are designed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

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

On August 1, 2023, the Company completed the acquisition of Canyon and on November 3, 2023, the Company completed the integration of Canyon. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded Canyon from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Assets acquired from Canyon, including fair value adjustments, represented 3% of the Company’s total assets prior to the acquisition. Canyon’s net income before taxes in the year prior to the acquisition was 1% of the value of the Company’s same measure for 2022. Pro forma data for 2023 was not calculated due to materiality. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Canyon that are subsumed by internal control over financial reporting.

Management assessed our internal control over financial reporting as of December 31, 2023. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

a)	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On February 28, 2024, George E. Hansen III notified the Board of Directors (the "Board") of the Company that he does not intend to stand for re-election to the Board at the Annual Meeting of Shareholders to be held in May 2024 (the "2024 Annual Meeting") and that he will retire effective immediately prior to the 2024 Annual Meeting. Mr. Hansen’s decision not to stand for re-election to the Board related solely to his decision to retire and did not involve any disagreement with the Company on any matter relating to its operations, policies or practices. The size of the Board will be decreased by one effective immediately prior to the 2024 Annual Meeting following Mr. Hansen’s retirement.

On February 29, 2024, the Board appointed Amy Fauss, Chief Human Resources Officer and Chief Administrative Officer of the Company and the Bank, as Chief Operating Officer (principal operating officer) of the Company and the Bank. In this role, Ms. Fauss has overarching responsibility for operations, risk and technology of the Bank, and she will continue to report to the Chief Executive Officer of the Bank and the Company. In connection with her promotion, Ms. Fauss will relinquish the position of Chief Human Resources Officer, but she will continue to have oversight for human resources until her successor is hired.

Ms. Fauss, 56, has served as Chief Human Resources Officer of the Company and the Bank since January 2021; was additionally named Chief Administrative Officer of the Company and the Bank effective May 1, 2023; and previously served as the Chief Operating Officer of the Bank from December 2009 until June 2022. Prior to joining the Company, she served as Executive Vice President and Chief Operating Officer of Solutions Bank, where she directed all aspects of daily operations and human resources. Her experience also includes senior management positions at Hillcrest Bank and Citizens-Jackson County Bank. Ms. Fauss holds a Bachelor of Science degree in Finance from Central Missouri State University and an MBA from University of Missouri – Kansas City. She has also completed the Graduate School of Banking at the University of Wisconsin – Madison.

Ms. Fauss will continue to participate in the Company’s management incentive compensation program and be eligible to participate in the Company’s 401(k) plan, health plans and other benefits on the same terms as all other Company employees. The terms of Ms. Fauss’ employment relationship will continue to be governed by her previously disclosed employment agreement. There is no arrangement or understanding between Ms. Fauss and any other persons pursuant to which she was appointed as principal operating officer, and there is no family relationship between Ms. Fauss and any directors or executive officers of the Company. Ms. Fauss has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

b)	Trading Arrangements.

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors is incorporated by reference to the information to be set forth under the captions “Board & Governance Matters - Proposal 1 - Election of Directors,” “Proxy Summary and Highlights - Information Regarding the Board and Director Nominees,” “Delinquent Section 16(a) Reports,” “Committee Matters,” “Board and Committee Structure and Operations,” and “Code of Business Conduct and Ethics” in our proxy statement for our 2024 annual meeting of stockholders (the “2024 Proxy Statement”). The information required by this item regarding our executive officers is incorporated by reference to Part I of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof.

The Board of Directors has adopted an Insider Trading Policy, which includes the Company’s policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards.

Item 11.Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information to be set forth under the captions (including the subcaptions found within these captions) “Director Compensation,” “Executive Compensation,” “Executive Compensation Tables,” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and Note 17: Stock-Based Compensation within the Notes to the Consolidated Financial Statements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information to be set forth under the caption “Beneficial Ownership of Company Common Stock” in the 2024 Proxy Statement and Note 17: Stock-Based Compensation within the Notes to the Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is information as of December 31, 2023 regarding equity compensation plans:

	Number of securities to	Weighted average exercise	Number of securities
	be issued upon exercise	price of outstanding	remaining available for
	of outstanding options,	options, warrants and	future issuance under
Plan Category	warrants and rights	rights	equity compensation plans
Equity compensation plans approved by stockholders	—	—	756,396	(1)
Equity compensation plans not approved by stockholders	823,594	$10.59	1,784,304	(2)
Total	823,594	$10.59	2,540,700
(1)	Represents the number of securities remaining available under the Employee Stock Purchase Plan.
(2)	Represents the number of securities remaining available under the CrossFirst Bankshares, Inc. 2018 Omnibus Equity Incentive Plan (as amended, restated or supplemented, the “Omnibus Plan”).

The Omnibus Plan was established to promote the Company’s long-term financial success by providing a means for the Company to attract and retain individuals who can and do contribute to the Company’s success and profitability. All employees and directors of, and certain other service providers to, the Company and its affiliates are eligible to receive equity under the Omnibus Plan. The Compensation Committee determines the type and amount of any awards under the Omnibus Plan and may permit awards to be granted or transferred to certain entities related to participants. Pursuant to the Omnibus Plan, the Compensation Committee is allowed to grant awards to eligible persons in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. Up to 2,600,000 shares of common stock are authorized for issuance under the Omnibus Plan; however, any shares issued pursuant to or subject to a Legacy Award (as defined in Note 17: Stock-Based Compensation in the Notes to the Consolidated Financial Statements) do not count against the maximum share limit under the Omnibus Plan. A non-employee director may not be granted any award under the Omnibus Plan which is denominated in shares in any one calendar year for which the number of shares granted exceeds a number equal to the quotient of $200 thousand divided by the grant date fair value of the award (determined under applicable accounting principles), rounded down to the nearest whole share. Awards vest, become exercisable and contain such other terms and conditions as determined by the Compensation Committee and set forth in the individual agreements with the participants receiving the awards. The Omnibus Plan enables the Compensation Committee to set specific performance criteria that must be met before a performance-based award vests under the Omnibus Plan. See Note 17: Stock-Based Compensation in the Notes to the Consolidated Financial Statements for additional information about the Omnibus Plan and the Employee Stock Purchase Plan.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth under the captions “Related Person Transactions,” “Corporate Governance - Director Nominations, Skills and Qualifications - Director Independence,” and “Board and Committee Structure and Operations - Committee Matters” in the 2024 Proxy Statement.

Item 14.Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information to be set forth under the caption “Audit Matters - Independent Registered Public Accounting Firm Fees” and “Audit Matters - Policy Regarding Pre-Approval of Independent Registered Public Accounting Firm Services” in the 2024 Proxy Statement.

The independent Registered Public Accounting Firm is FORVIS, LLP (Public Company Accounting Oversight Board Firm ID No. 686) located in Kansas City, Missouri

Part IV

Item 15.Exhibits and Financial Statement Schedules

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

(a) (3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Articles of Incorporation of CrossFirst Bankshares, Inc.	S-1	3.1	July 18, 2019
3.2	Amendment to Articles of Incorporation of CrossFirst Bankshares, Inc.	S-1	3.2	July 18, 2019
3.3	Bylaws of CrossFirst Bankshares, Inc.	S-1	3.3	July 18, 2019
3.4	Certificate of Designations of Series A Non-Cumulative Perpetual Preferred Stock	8-K	3.1	March 31, 2023
4.1	Specimen Common Stock Certificate	S-1	4.1	July 18, 2019
4.2*	Description of securities
10.1	Employment Agreement with Mike Maddox dated June 1, 2020†	10-Q	10.1	August 12, 2020
10.2	Employment Agreement with Benjamin R. Clouse, dated July 12, 2021†	10-Q	10.1	November 2, 2021
10.3	Employment Agreement with Amy Fauss dated July 29, 2016†	S-1	10.8	July 18, 2019
10.4	First Amendment to Employment Agreement with Amy Fauss dated March 15, 2019†	S-1	10.9	July 18, 2019
10.5*	Second Amendment to Employment Agreement with Amy Fauss dated May 11,2021†
10.6	Amended and Restated Employment Agreement with Randy Rapp, dated effective July 1, 2022†	10-Q	10.1	August 3, 2022
10.7	2018 Omnibus Equity Incentive Plan†	S-1	10.15	July 18, 2019
10.8	Form of Legacy RSU - New Market Founders Award†	S-1	10.16	July 18, 2019
10.9	Form of Legacy EIP 2018 RSU Award Agreement†	S-1	10.17	July 18, 2019
10.10	Form of Legacy SAR Award Agreement†	S-1	10.18	July 18, 2019
10.11	Form of EEIP Legacy RSU Award Agreement†	S-1	10.19	July 18, 2019
10.12	Form of RSU Award Agreement†	S-1	10.20	July 18, 2019
10.13	Form of 2019 RSU Award Agreement†	S-1	10.21	July 18, 2019
10.14	Omnibus Plan – Form of Time-Based RSU Award Agreement (02.23)†	10-K	10.13	March 3, 2023
10.15	Form of Performance Share Award Agreement†	10-K	10.18	February 28, 2022
10.16	Omnibus Plan – Form of Performance-Based RSU Award Agreement (02.23)†	10-K	10.15	March 3, 2023
10.17	Omnibus Plan – Form of Performance-Based RSU Award Agreement†	10-Q	10.2	May 5, 2023
10.18	Form of Director Restricted Stock Award†	S-1	10.23	July 18, 2019
10.19	Omnibus Plan – Director Restricted Stock Award (02.23)†	10-K	10.17	March 3, 2023
10.20	Form of Indemnification Agreement†	S-1	10.24	July 18, 2019
10.21	Director Deferred Fee Program†	S-1	10.25	July 18, 2019
10.22	Omnibus Plan – SAR Award Agreement†	10-K	10.20	March 3, 2023
10.23	Annual Incentive Plan†	10-Q	10.1	May 14, 2020
10.24	Form Annual Incentive Plan Award (Executive Officers)†	10-Q	10.5	May 5, 2023
10.25*	Senior Executive Severance Plan†
10.26	Form of Director Restricted Stock Award (Deferred Pursuant to Directors’ Deferred Fee Plan) †	10-Q	10.1	August 4, 2023

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.27	Form of Securities Purchase Agreement by and among CrossFirst Bankshares, Inc. and the Purchasers named therein	8-K	10.1	March 31, 2023
21.1*	Subsidiaries of CrossFirst Bankshares, Inc.
23.1*	Consent of Forvis, LLP
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	CrossFirst Bankshares, Inc. Incentive Compensation Clawback Policy (Amended and Restated Effective October 2, 2023)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed Herewith
**	Furnished Herewith
†	Indicates a management contract or compensatory plan

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares Inc.

February 29, 2024	By: /s/ Benjamin R. Clouse
Benjamin R. Clouse
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Rod Brenneman	Director (Chairman)	February 29, 2024
Rod Brenneman
/s/ Michael J. Maddox	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Michael J. Maddox
/s/ Benjamin R. Clouse	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Benjamin R. Clouse
/s/ Michael J. Daley	Chief Accounting Officer (Principal Accounting Officer)
Michael J. Daley		February 29, 2024
/s/ George Bruce	Director	February 29, 2024
George Bruce
/s/ Steven W. Caple	Director	February 29, 2024
Steven W. Caple
/s/ Ron Geist	Director	February 29, 2024
Ron Geist
/s/ Jennifer Grigsby	Director	February 29, 2024
Jennifer Grigsby
/s/ George E. Hansen III	Director	February 29, 2024
George E. Hansen III
/s/ Lance Humphreys	Director	February 29, 2024
Lance Humphreys
/s/ Mason King	Director	February 29, 2024
Mason King
/s/ James Kuykendall	Director	February 29, 2024
James Kuykendall
/s/ Kevin Rauckman	Director	February 29, 2024
Kevin Rauckman
/s/ Michael Robinson	Director	February 29, 2024
Michael Robinson
/s/ Grey Stogner	Director	February 29, 2024
Grey Stogner
/s/ Stephen K. Swinson	Director	February 29, 2024
Stephen K. Swinson