Form 10-Q
period 2024-03-31
CROSSFIRST BANKSHARES, INC.
filed 2024-05-03
CIK 1458412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, the registrant had 49,292,977 shares of common stock, par value $0.01, outstanding.

CROSSFIRST BANKSHARES, INC.

Form 10-Q for the Quarter Ended March 31, 2024

Cautionary Note Regarding Forward-Looking Information

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized,” “position” and “outlook,” or the negative of these words or other comparable words or phrases of a future or forward-looking nature. For example, our forward-looking statements include, without limitation, statements regarding our business plans, expectations, or opportunities for growth; our expense control initiatives and the results expected to be realized from those initiatives; our anticipated financial results, expenses, cash requirements and sources of liquidity; our capital allocation strategies and plans; and our anticipated future financial performance.

Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References in this Form 10-Q to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, our wholly owned consolidated bank subsidiary.

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s belief, certain assumptions made by management, and financial trends that may affect our financial condition, results of operations, business strategy or financial needs, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results could differ materially from those anticipated in such forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, without limitation: uncertain or unfavorable business or economic conditions and any regulatory responses thereto, including uncertainty and volatility in the financial markets, possible slowing or recessionary economic conditions and continuing or increasing inflation; geographic concentration of our markets; changes in market interest rates that affect the pricing of our products and our net interest income; our ability to effectively execute our growth strategy and manage our growth, including identifying, consummating and integrating suitable mergers, acquisitions or other business combinations, entering new lines of business or offering new or enhanced services or products; fluctuations in the fair value of our investments; our ability to successfully manage our credit risk, particularly in our commercial real estate, energy and commercial-based loan portfolios, and the sufficiency of our allowance for credit losses; declines in the values of the real estate and other collateral securing loans in our portfolio; an increase in non-performing assets; borrower and depositor concentration risks; risks associated with originating Small Business Administration loans; our dependence on our management team, including our ability to attract, hire and retain key employees and their client and community relationships; our ability to raise and maintain sufficient liquidity and capital; competition from banks, credit unions, FinTech companies and other financial services providers; the effectiveness of our risk management framework; accounting estimates; our ability to maintain effective internal control over financial reporting; our ability to keep pace with technological changes; system failures, service denials, cyber incidents or other failures, disruptions or security breaches; employee error, employee or client misconduct, fraud committed against the Company or our clients, or incomplete or inaccurate information about clients and counterparties; disruptions to our business caused by our third-party service providers; our ability to maintain our reputation; environmental liability or failure to comply with regulatory requirements affecting foreclosed properties; costs and effects of litigation, investigations or similar matters to which we may be subject; risk exposure from transactions with financial counterparties; severe weather, natural disasters, pandemics or other health crises, acts of war or terrorism, climate change and responses thereto, or other external events; compliance with (and changes in) laws, rules, regulations, interpretations or policies relating to or affecting financial institutions, including stringent capital requirements, higher FDIC insurance premiums and assessments, consumer protection laws and privacy laws and accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of government initiatives; systemic risks across the banking industry associated with the soundness of other financial institutions; volatility in our stock price and other risks associated with our common stock; changes in our dividend or share repurchase policies and practices; or other external events. Additional discussion of these and other risk factors can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, and in our other filings with the SEC.

These forward-looking statements are made as of the date hereof, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Financial Condition - Unaudited

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Assets
Cash and cash equivalents	$206,773	$255,229
Available-for-sale securities - taxable	441,157	413,217
Available-for-sale securities - tax-exempt	345,446	353,436
Loans, net of unearned fees	6,249,187	6,127,690
Allowance for credit losses on loans	74,856	73,462
Loans, net of the allowance for credit losses on loans	6,174,331	6,054,228
Premises and equipment, net	70,580	70,869
Restricted equity securities	3,752	3,950
Interest receivable	37,833	37,294
Foreclosed assets held for sale	5,377	—
Goodwill and other intangible assets, net	30,404	31,335
Bank-owned life insurance	71,266	70,810
Other	92,813	90,312
Total assets	$7,479,732	$7,380,680
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing	$954,240	$990,458
Savings, NOW and money market	3,795,770	3,669,726
Time	1,837,136	1,831,092
Total deposits	6,587,146	6,491,276
Federal Home Loan Bank advances	77,840	77,889
Other borrowings	8,911	8,950
Interest payable and other liabilities	90,864	94,422
Total liabilities	6,764,761	6,672,537
Stockholders’ equity
Preferred stock, $0.01 par value: Authorized - 5,000,000 shares; issued - 7,750 at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: Authorized - 200,000,000 shares; issued - 53,503,391 and 53,326,641 shares at March 31, 2024 and December 31, 2023 respectively	535	533
Treasury stock, at cost: 4,102,925 and 3,990,753 shares held at March 31, 2024 and December 31, 2023 respectively	(59,720)	(58,251)
Additional paid-in capital	544,206	543,556
Retained earnings	290,419	272,351
Accumulated other comprehensive loss	(60,469)	(50,046)
Total stockholders’ equity	714,971	708,143
Total liabilities and stockholders’ equity	$7,479,732	$7,380,680

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Operations - Unaudited

	Three Months Ended March 31,
	2024	2023

Interest Income
Loans, including fees	$110,099	$89,618
Available-for-sale securities - taxable	4,528	1,849
Available-for-sale securities - tax-exempt	2,553	3,794
Deposits with financial institutions	1,981	2,014
Dividends on bank stocks	78	262
Total interest income	119,239	97,537
Interest Expense
Deposits	62,111	36,725
Fed funds purchased and repurchase agreements	—	46
Federal Home Loan Bank Advances	471	2,391
Other borrowings	63	154
Total interest expense	62,645	39,316
Net Interest Income	56,594	58,221
Provision for Credit Losses	1,655	4,421
Net Interest Income after Provision for Credit Losses	54,939	53,800
Non-Interest Income
Service charges and fees on client accounts	2,104	1,829
ATM and credit card interchange income	1,487	1,264
Gain on sale of loans	537	187
Income from bank-owned life insurance	456	411
Swap fees and credit valuation adjustments, net	158	90
Other non-interest income	847	640
Total non-interest income	5,589	4,421
Non-Interest Expense
Salaries and employee benefits	23,585	22,622
Occupancy	3,206	2,974
Professional fees	972	2,618
Deposit insurance premiums	1,906	1,531
Data processing	970	1,242
Advertising	558	752
Software and communication	1,824	1,651
Foreclosed assets, net	229	149
Core deposit intangible amortization	931	822
Other non-interest expense	3,324	3,731
Total non-interest expense	37,505	38,092
Net Income Before Taxes	23,023	20,129
Income tax expense	4,800	4,021
Net Income	$18,223	$16,108
Basic Earnings Per Common Share	$0.36	$0.33
Diluted Earnings Per Common Share	$0.36	$0.33

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended March 31,
	2024	2023

Net Income	$18,223	$16,108
Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities	(10,870)	14,951
Less: income tax (benefit) expense	(2,196)	3,657
Unrealized (loss) gain on available-for-sale securities	(8,674)	11,294
Reclassification adjustment for realized gain included in income	2	63
Less: income tax expense	—	15
Less: reclassification adjustment for realized gain included in income, net of income tax	2	48

Unrealized (loss) gain on cash flow hedges	(3,205)	1,540
Less: income tax (benefit) expense	(744)	369
Unrealized (loss) gain on cash flow hedges, net of income tax	(2,461)	1,171
Reclassification adjustment for loss on cash flow hedges	(928)	—
Less: income tax benefit	(214)	—
Less: reclassification adjustment for loss on cash flow hedges, net of income tax	(714)	—
Other comprehensive (loss) income	(10,423)	12,417
Comprehensive Income	$7,800	$28,525

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity - Unaudited

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at December 31, 2022	—	$—	48,448,215	$530	$(64,127)	$530,658	$206,095	$(64,557)	$608,599
Net income	—	—	—	—	—	—	16,108	—	16,108
Other comprehensive gain - available-for-sale securities	—	—	—	—	—	—	—	11,246	11,246
Other comprehensive gain - cash flow hedges	—	—	—	—	—	—	—	1,171	1,171
Issuance of preferred shares	7,750	—	—	—	—	7,750	—	—	7,750
Issuance of shares from equity-based awards	—	—	152,403	2	—	(623)	—	—	(621)
Stock-based compensation	—	—	—	—	—	1,238	—	—	1,238
Balance at March 31, 2023	7,750	$—	48,600,618	$532	$(64,127)	$539,023	$222,203	$(52,140)	$645,491

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at December 31, 2023	7,750	$—	49,335,888	$533	$(58,251)	$543,556	$272,351	$(50,046)	$708,143
Net income	—	—	—	—	—	—	18,223	—	18,223
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(8,676)	(8,676)
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(1,747)	(1,747)
Preferred dividends $20.00 per share	—	—	—	—	—	—	(155)	—	(155)
Issuance of shares from equity-based awards	—	—	176,750	2	—	(620)	—	—	(618)
Open market common shares repurchases	—	—	(112,172)	—	(1,469)	—	—	—	(1,469)
Stock-based compensation	—	—	—	—	—	1,270	—	—	1,270
Balance March 31, 2024	7,750	$—	49,400,466	$535	$(59,720)	$544,206	$290,419	$(60,469)	$714,971

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Cash Flows - Unaudited

	For the Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Operating Activities
Net income	$18,223	$16,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,414	2,318
Provision for credit losses	1,655	4,421
Accretion of discounts on loans	(488)	(547)
Accretion of discounts and amortization of premiums on securities	285	926
Stock-based compensation	1,270	1,238
Gain on disposal of fixed assets	—	(4)
Loss on sale of foreclosed assets and related impairments	—	102
Gain on sale of loans	(537)	(187)
Origination of loans held for sale	(1,612)	—
Proceeds from sale of loans held for sale	2,913	—
Deferred income taxes	3,224	1,640
Net increase in bank owned life insurance	(456)	(411)
Net realized gains on equity securities	(22)	—
Net realized gains on available-for-sale securities	(2)	(63)
Dividends on FHLB stock	(71)	(261)
Changes in:
Interest receivable	(539)	(878)
Other assets	1,762	2,615
Other liabilities	(8,218)	(2,693)
Net cash provided by operating activities	19,801	24,324
Investing Activities
Net change in loans	(128,665)	(275,817)
Purchases of available-for-sale and equity securities	(45,693)	(93,488)
Proceeds from maturities of available-for-sale securities	13,465	5,714
Proceeds from sale of available-for-sale and equity securities	—	37,069
Proceeds from the sale of foreclosed assets	—	173
Purchase of premises and equipment	(1,114)	(2,662)
Proceeds from the sale of premises and equipment and related insurance claims	—	4
Purchase of restricted equity securities	—	(8,226)
Proceeds from sale of restricted equity securities	291	4,334
Terminated cash flow hedges	(122)	—
Net cash used in investing activities	(161,838)	(332,899)
Financing Activities
Net increase (decrease) in demand deposits, savings, NOW and money market accounts	89,826	(244,454)
Net increase in time deposits	6,044	430,407
Net decrease in federal funds sold	—	(20,000)
Repayment of Federal Home Loan Bank advances	(114)	(12,643)
Net proceeds of lines of credit	—	110,969
Proceeds from issuance of preferred shares, net of issuance cost	—	7,750
Issuance of common shares, net of issuance cost	2	2
Proceeds from employee stock purchase plan	240	167
Repurchase of common stock	(1,402)	—
Acquisition of common stock for tax withholding obligations	(860)	(790)
Dividends paid on preferred stock	(155)	—
Net cash provided by financing activities	93,581	271,408
Decrease in Cash and Cash Equivalents	(48,456)	(37,167)
Cash and Cash Equivalents, Beginning of Period	255,229	300,138
Cash and Cash Equivalents, End of Period	$206,773	$262,971
Supplemental Cash Flows Information
Interest paid	$61,253	$35,459
Income taxes paid	—	24
Repossessed assets in settlement of loans	5,377	—

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Notes to Consolidated Financial Statements - Unaudited

Note 1:   Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

CrossFirst Bankshares, Inc. (“Bankshares”) is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiary, CrossFirst Bank (the “Bank”). In addition, the Bank has three subsidiaries, including CrossFirst Investments, Inc. (“CFI”), which holds investments in marketable securities, CFBSA I, LLC and CFBSA II, LLC.

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements serve to update the CrossFirst Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 and include the consolidated accounts of Bankshares, the Bank, CFI, CFBSA I, LLC and CFBSA II, LLC (together, referred to herein as the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Annual Report on Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2023 and are contained in the Company's Annual Report on Form 10-K for that period. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Related Party Transactions

The Bank extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans totaled $10 million and $12 million, while related party deposits totaled $105 million and $106 million, at March 31, 2024 and December 31, 2023, respectively. Related parties also owned $6 million of the

Company’s Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), at March 31, 2024.

Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures on both an annual and interim basis about significant segment expenses, including for companies with only one reportable segment. This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

Note 2:   Securities

Available-for-Sale (“AFS”) Securities

AFS securities are summarized as follows as of the dates indicated:

	March 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Federal agency obligations	$9,989	$42	$—	$10,031
Mortgage-backed - GSE residential	251,994	280	23,614	228,660
Collateralized mortgage obligations - GSE residential	71,105	301	1,138	70,268
State and political subdivisions	394,166	297	46,680	347,783
Small Business Administration loan pools	123,224	325	2,256	121,293
Corporate bonds	9,731	—	1,163	8,568
Total available-for-sale securities	$860,209	$1,245	$74,851	$786,603

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Federal agency obligations	$9,988	$84	$—	$10,072
U.S. Treasury securities	4,965	3	—	4,968
Mortgage-backed - GSE residential	233,203	629	21,370	212,462
Collateralized mortgage obligations - GSE residential	50,125	493	674	49,944
State and political subdivisions	396,349	497	40,949	355,897
Small Business Administration loan pools	125,017	722	961	124,778
Corporate bonds	9,740	—	1,208	8,532
Total available-for-sale securities	$829,387	$2,428	$65,162	$766,653

The carrying value of securities pledged as collateral was $46 million and $40 million at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the AFS securities had $6 million and $7 million, respectively, of accrued interest, excluded from the amortized cost basis, and presented in “interest receivable” on the consolidated statements of financial condition.

The following tables summarize the gross realized gains and losses from sales or maturities of AFS securities as of the dates shown:

	For the Three Months Ended
	March 31, 2024
	Gross Realized Gains	Gross Realized Losses	Net Realized Gain

	(Dollars in thousands)
Available-for-sale securities	$2	$—	$2

	For the Three Months Ended
	March 31, 2023
	Gross Realized Gains	Gross Realized Losses	Net Realized Gain

	(Dollars in thousands)
Available-for-sale securities	$193	$(130)	$63

The following tables summarize AFS securities gross unrealized losses, as of the dates shown, along with the length of time in an unrealized loss position:

	March 31, 2024
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Federal agency obligations	$—	$—	—	$—	$—	—	$—	$—	—
Mortgage-backed - GSE residential	35,935	345	12	132,348	23,269	51	168,283	23,614	63
Collateralized mortgage obligations - GSE residential	47,106	610	9	7,863	528	17	54,969	1,138	26
State and political subdivisions	28,063	282	20	300,783	46,398	203	328,846	46,680	223
Small Business Administration loan pools	110,885	2,254	14	83	2	4	110,968	2,256	18
Corporate bonds	—	—	—	8,568	1,163	5	8,568	1,163	5
Total temporarily impaired AFS securities	$221,989	$3,491	55	$449,645	$71,360	280	$671,634	$74,851	335

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Federal agency obligations	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Treasury securities	—	—	—	—	—	—	—	—	—
Mortgage-backed - GSE residential	21,523	56	5	137,626	21,314	52	159,149	21,370	57
Collateralized mortgage obligations - GSE residential	17,707	135	4	8,469	539	17	26,176	674	21
State and political subdivisions	33,577	207	20	287,128	40,742	190	320,705	40,949	210
Small Business Administration loan pools	76,380	959	11	91	2	4	76,471	961	15
Corporate bonds	—	—	—	8,532	1,208	5	8,532	1,208	5
Total temporarily impaired AFS securities	$149,187	$1,357	40	$441,846	$63,805	268	$591,033	$65,162	308

Management evaluated all of the AFS securities in an unrealized loss position at March 31, 2024. The unrealized losses in the Company’s investment portfolio were primarily caused by interest rate changes. The Company does not intend to sell the investments, and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The Company did not record any credit losses on AFS securities during the three months ended March 31, 2024 or the year ended December 31, 2023.

The amortized cost, fair value, and weighted average yield of AFS securities by contractual maturity, are shown below:

	March 31, 2024
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(Dollars in thousands)
Available-for-sale securities
Federal agency obligations(1)
Amortized cost	$—	$—	$—	$9,989	$9,989
Estimated fair value	$—	$—	$—	$10,031	$10,031
Weighted average yield(2)	—%	—%	—%	6.38%	6.38%
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$852	$251,142	$251,994
Estimated fair value	$—	$—	$778	$227,882	$228,660
Weighted average yield(2)	—%	—%	2.24%	3.39%	3.39%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$2,190	$—	$68,915	$71,105
Estimated fair value	$—	$2,093	$—	$68,175	$70,268
Weighted average yield(2)	—%	2.78%	—%	5.44%	5.36%
State and political subdivisions(1)
Amortized cost	$519	$3,597	$57,443	$332,607	$394,166
Estimated fair value	$527	$3,576	$56,560	$287,120	$347,783
Weighted average yield(2)	4.41%	4.27%	2.81%	2.52%	2.58%
Small Business Administration loan pools(1)
Amortized cost	$—	$10	$75	$123,139	$123,224
Estimated fair value	$—	$10	$73	$121,210	$121,293
Weighted average yield(2)	—%	4.96%	4.07%	4.86%	4.86%
Corporate bonds(1)
Amortized cost	$—	$239	$9,492	$—	$9,731
Estimated fair value	$—	$229	$8,339	$—	$8,568
Weighted average yield(2)	—%	4.59%	5.71%	—%	5.69%
Total available-for-sale securities
Amortized cost	$519	$6,036	$67,862	$785,792	$860,209
Estimated fair value	$527	$5,908	$65,750	$714,418	$786,603
Weighted average yield(2)	4.41%	3.74%	3.21%	3.47%	3.46%
(1)	Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2)	Yields are calculated based on amortized cost using 30/360 day basis. Tax-exempt securities are not tax effected.

Equity Securities

Equity securities consist of $6.9 million of private equity investments. Equity securities are included in other assets on the consolidated statements of financial condition.

The Company elected a measurement alternative for its private equity investments that did not have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value using the net asset value per share. A cost basis was calculated for the equity investments. The recorded balance will adjust for any impairment or any observable price changes for an identical or similar investment of the same issuer. No such events occurred during the three-month period ended March 31, 2024.

The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on equity securities:

	For the Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Net gains recognized during the reporting period on equity securities	$21	$10
Less: net gains recognized during the period on equity securities sold during the period	18	—
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$3	$10

Note 3:   Loans and Allowance for Credit Losses

The table below shows the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs, and fair value marks of $24 million and $25 million as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024		December 31, 2023

	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and industrial	$2,179,562	35%	$2,160,212	35%
Energy	221,217	4	214,218	3
Commercial real estate - owner-occupied	577,812	9	566,253	9
Commercial real estate - non-owner-occupied	2,769,936	44	2,685,534	44
Residential real estate	468,628	7	464,095	8
Consumer	32,032	1	37,378	1
Loans, net of unearned fees	6,249,187	100%	6,127,690	100%
Less: Allowance for credit losses on loans	(74,856)		(73,462)
Loans, net of the allowance for credit losses on loans	$6,174,331		$6,054,228

Accrued interest of $31 million and $30 million at March 31, 2024 and December 31, 2023, respectively, presented in “interest receivable” on the consolidated statements of financial condition is excluded from the amortized cost basis disclosed in the above table.

The Company aggregates the loan portfolio by similar credit risk characteristics. The loan segments are described in additional detail below:

●	Commercial and Industrial - The category includes loans and lines of credit to commercial and industrial clients for use in property, plant, and equipment purchases, business operations, expansions and for working capital needs. Loan terms typically require amortizing payments that decrease the outstanding loan balance while the lines of credit typically require interest-only payments with maturities ranging from one- to three-years. Lines of credit allow the borrower to draw down and repay the line of credit based on the borrower’s cash flow needs. Repayment is primarily from the cash flow of a borrower’s principal business operation. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.
●	Energy - The category includes loans to oil and natural gas clients for use in financing working capital needs, exploration and production activities, and acquisitions. The loans are repaid primarily from the conversion of crude oil and natural gas to cash. Credit risk is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Energy loans are typically collateralized with the underlying oil and gas reserves.

●	Commercial Real Estate - Owner-Occupied - The category includes relationships where the Company is usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Credit risk may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.
●	Commercial Real Estate – Non-Owner-Occupied - The category includes loans that typically involve larger principal amounts and repayment of these loans is generally dependent on the leasing income generated from tenants. These are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

Credit risk for non-owner-occupied commercial real estate loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the borrower’s market areas.

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
●	Substandard - The category includes borrowers that generally exhibit well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Substandard loans include both performing and non-performing loans and are broken out in the table below.
●	Doubtful - The category includes borrowers that exhibit weaknesses inherent in a substandard credit and characteristics that these weaknesses make collection or liquidation in full highly questionable or improbable based on existing facts, conditions, and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
●	Loss - Credits that are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments:

	As of March 31, 2024
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$162,797	$301,628	$253,530	$158,058	$39,382	$45,697	$1,042,118	$57,434	$2,060,644
Special mention	1,627	1,128	852	1,966	12	43	24,074	79	29,781
Substandard - accrual	1,996	12,850	1,848	6,666	204	2,420	33,699	18,604	78,287
Substandard - non-accrual	—	2,213	—	264	—	144	6,105	129	8,855
Doubtful	—	—	—	—	—	—	1,995	—	1,995
Loss	—	—	—	—	—	—	—	—	—
Total	$166,420	$317,819	$256,230	$166,954	$39,598	$48,304	$1,107,991	$76,246	$2,179,562
Energy
Pass	$—	$4,583	$6,345	$—	$—	$—	$208,147	$1,944	$221,019
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	—	—	—
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	198	—	198
Loss	—	—	—	—	—	—	—	—	—
Total	$-	$4,583	$6,345	$-	$-	$-	$208,345	$1,944	$221,217
Commercial real estate - owner-occupied
Pass	$6,280	$55,911	$103,985	$116,685	$63,069	$80,507	$76,967	$33,023	$536,427
Special mention	9,597	548	5,291	9,793	1,736	3,114	—	571	30,650
Substandard - accrual	—	2,977	1,464	—	1,630	2,800	—	1,528	10,399
Substandard - non-accrual	—	—	336	—	—	—	—	—	336
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$15,877	$59,436	$111,076	$126,478	$66,435	$86,421	$76,967	$35,122	$577,812
Commercial real estate - non-owner-occupied			—
Pass	$79,617	$444,515	$862,200	$246,477	$159,192	$114,102	$651,858	$143,649	$2,701,610
Special mention	—	—	18,908	7,228	—	18,960	—	—	45,096
Substandard - accrual	3,236	9,619	4,030	1,898	3,627	298	—	—	22,708
Substandard - non-accrual	—	—	522	—	—	—	—	—	522
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$82,853	$454,134	$885,660	$255,603	$162,819	$133,360	$651,858	$143,649	$2,769,936
Residential real estate
Pass	$1,924	$49,465	$90,734	$80,314	$109,425	$94,830	$36,618	$—	$463,310
Special mention	—	—	1,076	1,954	173	—	—	—	3,203
Substandard - accrual	253	—	—	1,310	—	200	176	—	1,939
Substandard - non-accrual	—	—	—	—	—	—	—	176	176
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,177	$49,465	$91,810	$83,578	$109,598	$95,030	$36,794	$176	$468,628
Consumer
Pass	$1,289	$10,995	$4,381	$412	$45	$246	$14,638	$—	$32,006
Special mention	—	—	—	—	—	5	—	—	5
Substandard - accrual	—	—	—	—	21	—	—	—	21
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$1,289	$10,995	$4,381	$412	$66	$251	$14,638	$-	$32,032
Total
Pass	$251,907	$867,097	$1,321,175	$601,946	$371,113	$335,382	$2,030,346	$236,050	$6,015,016
Special mention	11,224	1,676	26,127	20,941	1,921	22,122	24,074	650	108,735
Substandard - accrual	5,485	25,446	7,342	9,874	5,482	5,718	33,875	20,132	113,354
Substandard - non-accrual	—	2,213	858	264	—	144	6,105	305	9,889
Doubtful	—	—	—	—	—	—	2,193	—	2,193
Loss	—	—	—	—	—	—	—	—	—
Total	$268,616	$896,432	$1,355,502	$633,025	$378,516	$363,366	$2,096,593	$257,137	$6,249,187

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$379,360	$258,182	$193,302	$54,901	$38,762	$18,801	$1,061,365	$53,015	$2,057,688
Special mention	2,442	925	6,000	2,674	1,460	26	9,748	3,175	26,450
Substandard - accrual	12,655	1,877	5,101	238	598	815	28,652	16,831	66,767
Substandard - non-accrual	—	—	266	24	—	—	6,848	178	7,316
Doubtful	—	—	—	—	—	—	1,991	—	1,991
Loss	—	—	—	—	—	—	—	—	—
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Energy
Pass	$4,581	$6,868	$—	$156	$—	$—	$202,218	$107	$213,930
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	—	—	—
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	288	—	288
Loss	—	—	—	—	—	—	—	—	—
Total	$4,581	$6,868	$—	$156	$—	$—	$202,506	$107	$214,218
Commercial real estate - owner-occupied
Pass	$56,236	$92,148	$119,684	$62,072	$49,992	$32,936	$76,782	$36,263	$526,113
Special mention	10,095	6,798	8,522	1,747	793	2,448	—	576	30,979
Substandard - accrual	2,977	—	—	1,635	770	2,047	—	1,528	8,957
Substandard - non-accrual	—	—	204	—	—	—	—	—	204
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Commercial real estate - non-owner-occupied
Pass	$477,238	$842,755	$242,405	$161,845	$65,540	$50,062	$626,998	$145,621	$2,612,464
Special mention	—	18,939	7,331	—	17,208	4,052	—	—	47,530
Substandard - accrual	10,341	—	2,396	3,626	—	298	—	439	17,100
Substandard - non-accrual	—	713	6,029	1,698	—	—	—	—	8,440
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Residential real estate
Pass	$37,676	$86,919	$82,390	$110,853	$36,589	$62,288	$37,619	$—	$454,334
Special mention	—	813	3,519	176	—	—	—	—	4,508
Substandard - accrual	253	—	1,317	3,125	203	—	176	—	5,074
Substandard - non-accrual	—	—	—	—	—	—	—	179	179
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Consumer
Pass	$11,591	$6,004	$462	$54	$221	$25	$18,960	$—	$37,317
Special mention	—	—	—	—	—	5	—	—	5
Substandard - accrual	—	—	—	23	—	—	—	—	23
Substandard - non-accrual	—	33	—	—	—	—	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$—	$37,378
Total
Pass	$966,682	$1,292,876	$638,243	$389,881	$191,104	$164,112	$2,023,942	$235,006	$5,901,846
Special mention	12,537	27,475	25,372	4,597	19,461	6,531	9,748	3,751	109,472
Substandard - accrual	26,226	1,877	8,814	8,647	1,571	3,160	28,828	18,798	97,921
Substandard - non-accrual	—	746	6,499	1,722	—	—	6,848	357	16,172
Doubtful	—	—	—	—	—	—	2,279	—	2,279
Loss	—	—	—	—	—	—	—	—	—
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2019 and		converted to
	2024	2023	2022	2021	2020	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$-	$2,558	$150	$448	$-	$274	$4,672	$-	$8,102
60-89 days	-	62	18	-	-	-	2,154	-	2,234
Greater than 90 days	-	280	-	331	-	144	8,548	-	9,303
Total past due	-	2,900	168	779	-	418	15,374	-	19,639
Current	166,420	314,919	256,062	166,175	39,598	47,886	1,092,617	76,246	2,159,923
Total	$166,420	$317,819	$256,230	$166,954	$39,598	$48,304	$1,107,991	$76,246	$2,179,562
Greater than 90 days and accruing	$-	$280	$-	$67	$-	$-	$447	$-	$794
Energy
30-59 days	$-	$-	$-	$-	$-	$-	$-	$-	$-
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-	198	-	198
Total past due	-	-	-	-	-	-	198	-	198
Current	-	4,583	6,345	-	-	-	208,147	1,944	221,019
Total	$-	$4,583	$6,345	$-	$-	$-	$208,345	$1,944	$221,217
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner-occupied
30-59 days	$-	$2,977	$336	$-	$-	$-	$-	$1,528	$4,841
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	416	229	-	-	645
Total past due	-	2,977	336	-	416	229	-	1,528	5,486
Current	15,877	56,459	110,740	126,478	66,019	86,192	76,967	33,594	572,326
Total	$15,877	$59,436	$111,076	$126,478	$66,435	$86,421	$76,967	$35,122	$577,812
Greater than 90 days and accruing	$-	$-	$-	$-	$416	$229	$-	$-	$645
Commercial real estate - non-owner-occupied
30-59 days	$-	$18,853	$4,717	$-	$-	$141	$5,606	$-	$29,317
60-89 days	-	573	-	-	816	68	-	-	1,457
Greater than 90 days	-	-	522	-	-	-	-	-	522
Total past due	-	19,426	5,239	-	816	209	5,606	-	31,296
Current	82,853	434,708	880,421	255,603	162,003	133,151	646,252	143,649	2,738,640
Total	$82,853	$454,134	$885,660	$255,603	$162,819	$133,360	$651,858	$143,649	$2,769,936
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
30-59 days	$-	$-	$6	$89	$136	$-	$-	$-	$231
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	-	1,310	-	-	176	-	1,486
Total past due	-	-	6	1,399	136	-	176	-	1,717
Current	2,177	49,465	91,804	82,179	109,462	95,030	36,618	176	466,911
Total	$2,177	$49,465	$91,810	$83,578	$109,598	$95,030	$36,794	$176	$468,628
Greater than 90 days and accruing	$-	$-	$-	$1,310	$-	$-	$176	$-	$1,486
Consumer
30-59 days	$-	$-	$4	$22	$-	$-	$135	$-	$161
60-89 days	-	-	17	16	-	5	-	-	38
Greater than 90 days	-	-	-	-	-	-	-	-	-
Total past due	-	-	21	38	-	5	135	-	199
Current	1,289	10,995	4,360	374	66	246	14,503	-	31,833
Total	$1,289	$10,995	$4,381	$412	$66	$251	$14,638	$-	$32,032
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total
30-59 days	$-	$24,388	$5,213	$559	$136	$415	$10,413	$1,528	$42,652
60-89 days	-	635	35	16	816	73	2,154	-	3,729
Greater than 90 days	-	280	522	1,641	416	373	8,922	-	12,154
Total past due	-	25,303	5,770	2,216	1,368	861	21,489	1,528	58,535
Current	268,616	871,129	1,349,732	630,809	377,148	362,505	2,075,104	255,609	6,190,652
Total	$268,616	$896,432	$1,355,502	$633,025	$378,516	$363,366	$2,096,593	$257,137	$6,249,187
Greater than 90 days and accruing	$-	$280	$-	$1,377	$416	$229	$623	$-	$2,925

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2018 and		converted to
	2023	2022	2021	2020	2019	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$250	$178	$—	$81	$—	$136	$158	$151	$954
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	30	28	347	24	199	—	10,800	2,376	13,804
Total past due	280	206	347	105	199	136	10,958	2,527	14,758
Current	394,177	260,778	204,322	57,732	40,621	19,506	1,097,646	70,672	2,145,454
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Greater than 90 days and accruing	$30	$28	$81	$—	$199	$—	$2,000	$2,199	$4,537
Energy
30-59 days	$—	$—	$—	$—	$—	$—	$30	$—	$30
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—	288	—	288
Total past due	—	—	—	—	—	—	318	—	318
Current	4,581	6,868	—	156	—	—	202,188	107	213,900
Total	$4,581	$6,868	$—	$156	$—	$—	$202,506	$107	$214,218
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
30-59 days	$—	$—	$—	$371	$—	$71	$—	$—	$442
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	204	—	—	—	—	—	204
Total past due	—	—	204	371	—	71	—	—	646
Current	69,308	98,946	128,206	65,083	51,555	37,360	76,782	38,367	565,607
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner-occupied
30-59 days	$—	$—	$—	$—	$—	$—	$—	$—	$—
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	713	6,029	1,698	—	307	—	—	8,747
Total past due	—	713	6,029	1,698	—	307	—	—	8,747
Current	487,579	861,694	252,132	165,471	82,748	54,105	626,998	146,060	2,676,787
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$307	$—	$—	$307
Residential real estate
30-59 days	$—	$6	$—	$137	$—	$—	$—	$—	$143
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	1,317	—	—	—	176	—	1,493
Total past due	—	6	1,317	137	—	—	176	—	1,636
Current	37,929	87,726	85,909	114,017	36,792	62,288	37,619	179	462,459
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Greater than 90 days and accruing	$—	$—	$1,317	$—	$—	$—	$176	$—	$1,493
Consumer
30-59 days	$—	$219	$40	$—	$—	$—	$200	$—	$459
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	35	—	—	—	—	—	—	35
Total past due	—	254	40	—	—	—	200	—	494
Current	11,591	5,783	422	77	221	30	18,760	—	36,884
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$—	$37,378
Greater than 90 days and accruing	$—	$2	$—	$—	$—	$—	$—	$—	$2
Total
30-59 days	$250	$403	$40	$589	$—	$207	$388	$151	$2,028
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	30	776	7,897	1,722	199	307	11,264	2,376	24,571
Total past due	280	1,179	7,937	2,311	199	514	11,652	2,527	26,599
Current	1,005,165	1,321,795	670,991	402,536	211,937	173,289	2,059,993	255,385	6,101,091
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690
Greater than 90 days and accruing	$30	$30	$1,398	$—	$199	$307	$2,176	$2,199	$6,339

Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date, if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan segments at March 31, 2024 and December 31, 2023:

As of March 31, 2024
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2019 and	Revolving	converted	Total Non-	no related
	2024	2023	2022	2021	2020	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$2,213	$—	$264	$—	$144	$8,100	$129	$10,850	$5,717
Energy	—	—	—	—	—	—	198	—	198	198
Commercial real estate - owner-occupied	—	—	336	—	—	—	—	—	336	336
Commercial real estate - non-owner-occupied	—	—	522	—	—	—	—	—	522	—
Residential real estate	—	—	—	—	—	—	—	176	176	176
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$—	$2,213	$858	$264	$—	$144	$8,298	$305	$12,082	$6,427

As of December 31, 2023
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2018 and	Revolving	converted	Total Non-	no related
	2023	2022	2021	2020	2019	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$—	$266	$24	$—	$—	$8,839	$178	$9,307	$6,198
Energy	—	—	—	—	—	—	288	—	288	288
Commercial real estate - owner-occupied	—	—	204	—	—	—	—	—	204	204
Commercial real estate - non-owner-occupied	—	713	6,029	1,698	—	—	—	—	8,440	1,698
Residential real estate	—	—	—	—	—	—	—	179	179	179
Consumer	—	33	—	—	—	—	—	—	33	33
Total	$—	$746	$6,499	$1,722	$—	$—	$9,127	$357	$18,451	$8,600

Interest income recognized on non-accrual loans was zero during the three months ended March 31, 2024 and 2023.

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

In addition to the current condition qualitative adjustments, the Company uses the Federal Reserve’s unemployment forecast to adjust the ACL based on forward-looking guidance. The Federal Reserve’s unemployment forecast extends three years and is eventually reverted to the mean of six percent by year 10.

The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by loan segment for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024

			Commercial	Commercial
			Real Estate	Real Estate
	Commercial		Owner-	Non-owner-	Residential
	and Industrial	Energy	Occupied	Occupied	Real Estate	Consumer	Total

	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$32,244	$3,143	$6,445	$28,130	$3,456	$44	$73,462
Charge-offs	(786)	—	—	(848)	—	—	(1,634)
Recoveries	55	118	—	—	—	—	173
Provision (release)	2,308	(92)	(60)	707	10	(18)	2,855
Ending balance	$33,821	$3,169	$6,385	$27,989	$3,466	$26	$74,856
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance	$954	$149	$125	$5,096	$89	$—	$6,413
Provision (release)	54	(149)	(36)	(1,076)	6	1	(1,200)
Ending balance	$1,008	$—	$89	$4,020	$95	$1	$5,213

The ACL balance increased $1.4 million during the quarter ended March 31, 2024 and included provision of $2.9 million due to loan growth and an increase in specific reserves. Net charge-offs were $1.5 million, primarily due to charge-offs on two commercial and industrial loans, two commercial real estate – non-owner-occupied loans and one credit card account. One of the charge-offs on commercial real estate – non-owner-occupied loans was a partial charge-off of a commercial construction non-accrual credit that moved to foreclosed assets held for sale during the quarter. The reserve on unfunded commitments decreased $1.2 million due to a decrease in unfunded commitments.

The following table presents the Company’s gross charge-offs by year of origination for the three months ended March 31, 2024:

	As of March 31, 2024
	Gross Charge-offs by Origination Year						Gross Charge-offs
								Revolving
								loans
								converted	Gross
						2019 and	Revolving	to term	Charge-
	2024	2023	2022	2021	2020	Prior	loans	loans	offs

	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$24	$—	$584	$178	$786
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate - owner-occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner-occupied	—	—	163	—	—	—	—	685	848
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$—	$163	$—	$24	$—	$584	$863	$1,634

Collateral Dependent Loans:

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The following tables present the amortized cost balance of loans considered collateral dependent by loan segment and collateral type as of March 31, 2024 and December 31, 2023:

As of March 31, 2024
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$10,822	$2,926	$5,688
Energy
Oil and natural gas properties	198	—	198
Commercial real estate - owner-occupied
Commercial real estate properties	336	—	336
Commercial real estate - non-owner-occupied
Commercial real estate properties	550	16	—
Residential real estate
Residential real estate properties	176	—	176
	$12,082	$2,942	$6,398

As of December 31, 2023
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$9,308	$1,392	$6,198
Energy
Oil and natural gas properties	288	—	288
Commercial real estate - owner-occupied
Commercial real estate properties	204	—	204
Commercial real estate - non-owner-occupied
Commercial real estate properties	8,440	571	1,698
Residential real estate
Residential real estate properties	179	—	179
Consumer
Vehicles & other personal assets	—	—	—
	$18,419	$1,963	$8,567

Loan Modifications

The Company considers loans to borrowers experiencing financial difficulties to be troubled loans and is required to evaluate whether loan modifications represent a new loan or a continuation of an existing loan. Such troubled debt modifications (“TDMs”) may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof.

The Company modified 12 loans that are considered TDMs in the preceding twelve months ended March 31, 2024, including six loans in the current quarter, with an amortized cost basis at March 31, 2024 of $15.3 million to facilitate repayment. The following table presents, by loan segment, the amortized cost basis as of the date shown for modified loans to borrowers experiencing financial difficulty:

	March 31, 2024
	Term Extension
	Amortized Cost Basis	% of Loan Class

	(Dollars in thousands)
Commercial and industrial	$7,272	0.33%
Commercial real estate - owner-occupied	4,568	0.79
Commercial real estate - non-owner-occupied	3,236	0.12
Residential real estate	253	0.05
Total Loans	$15,329

The following schedule presents the payment status by loan segment, as of March 31, 2024, of the amortized cost basis of loans that have been modified since April 1, 2023:

	Balance at March 31, 2024
		30-59 Days	60-89 Days	Greater than 90	Total
	Current	Past Due	Past Due	Days Past Due	Past Due

	(Dollars in thousands)
Commercial and industrial	$7,022	$250	$—	$—	$250
Commercial real estate - owner-occupied	64	4,504	—	—	4,504
Commercial real estate - non-owner-occupied	3,236	—	—	—	—
Residential real estate	253	—	—	—	—
Total Loans	$10,575	$4,754	$—	$—	$4,754

The Company had no TDMs that were modified and had defaulted on their modified terms during the three months ended March 31, 2024. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of March 31, 2024:

March 31, 2024
Financial Effect
Term Extension
Commercial and industrial	Added a weighted average 1.1 years to the life of loan, which reduced monthly payment amounts
Commercial real estate - owner-occupied	Added a weighted average 0.5 years to the life of loan, which reduced monthly payment amounts
Commercial real estate - non-owner-occupied	Added a weighted average 0.5 years to the life of loan, which reduced monthly payment amounts
Residential real estate	Added a weighted average 0.4 years to the life of loan, which reduced monthly payment amounts

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision (release) for credit loss expense. The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of the expected credit losses on commitments expected to be funded over its estimated life. For each pool of contractual obligations expected to be funded, the Company uses the reserve rate established for the related loan pools. The $5 million and $6 million allowance for credit losses on off-balance sheet credit exposures at March 31, 2024 and December 31, 2023, respectively, are included in “interest payable and other liabilities” on the statements of financial condition.

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

Note 4:   Leases

The Company’s leases primarily include bank branches located in Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco, Texas; Fort Worth, Texas; Phoenix, Arizona; Denver, Colorado; and Colorado Springs, Colorado. The remaining lease terms on these branch leases range from less than two years to 18 years with certain options to renew. Renewal terms can extend the lease term between five years and 20 years. The exercise of lease renewal options is at the Company’s sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in the estimated value of the right of use (“ROU”) asset and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2024, the Company recognized one finance lease and the remaining Company leases were classified as operating leases.

The ROU asset is included in “Other assets” on the consolidated statements of financial condition, and was $29 million and $30 million at March 31, 2024 and December 31, 2023, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other liabilities” on the consolidated statements of financial condition and was $33 million and $34 million at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the remaining weighted-average lease term was 10.5 years, and the weighted-average discount rate was 2.77% utilizing the Company’s incremental Federal Home Loan Bank (“FHLB”) borrowing rate for borrowings of a similar term at the date of lease commencement.

The following table presents components of operating lease expense in the accompanying consolidated statements of operations for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Finance lease amortization of right-of-use asset	$73	$70
Finance lease interest on lease liability	66	69
Operating lease expense	862	732
Variable lease expense	339	393
Short-term lease expense	6	5
Total lease expense	$1,346	$1,269

Future minimum commitments under operating and finance leases as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases

	(Dollars in thousands)
2024	$2,815	$367
2025	3,806	490
2026	3,852	490
2027	3,847	528
2028	3,427	540
Thereafter	10,750	7,705
Total lease payments	28,497	10,120
Less: imputed interest	2,775	2,776
Total	$25,722	$7,344

Supplemental cash flow information

Operating cash flows paid for operating leases included in the measurement of lease liabilities were $1.0 million and $0.9 million, respectively, for the three months ended March 31, 2024 and 2023. Operating cash flows paid for finance lease amounts included in the measurement of lease liabilities were $0.1 million for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, the Company did not record any ROU assets that were exchanged for operating lease liabilities.

Note 5:   Goodwill and Core Deposit Intangible

Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. In accordance with GAAP, the Company performs annual tests to identify impairment of goodwill and more frequently if events or circumstances indicate a potential impairment may exist. No goodwill impairment was recorded during the three months ended March 31, 2024.

The Company is amortizing the core deposit intangible (“CDI”) over its estimated useful life of approximately 10 years from the date of each respective acquisition using the sum of the years’ digits accelerated method.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the CDI at March 31, 2024 and December 31, 2023 were:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
March 31, 2024
Goodwill	$14,135	$—	$14,135
Core deposit intangible	21,938	5,669	16,269
Total goodwill and intangible assets	$36,073	$5,669	$30,404
December 31, 2023
Goodwill	$14,135	$—	$14,135
Core deposit intangible	21,938	4,738	17,200
Total goodwill and intangible assets	$36,073	$4,738	$31,335

The estimated aggregate future amortization expense over the next five years for the CDI is as follows at March 31, 2024:

(Dollars in thousands)
For the nine months ending December 31, 2024	$2,638
For the year ending December 31, 2025	3,155
For the year ending December 31, 2026	2,739
For the year ending December 31, 2027	2,325
For the year ending December 31, 2028	1,909

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

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate derivatives to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may utilize interest rate swaps, including forwards, interest rate caps, floors, collars, corridors and swaptions as part of its interest rate risk management strategy. During the first quarter of 2024, the Company utilized interest rate swaps and a collar to hedge the variable cash flows associated with existing variable-rate debt and loan assets. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and the receipt of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During the first quarter of 2024, two cash flow hedges matured and two cash flow hedges were terminated. Derivatives that qualify as cash flow hedges and are designated as such include one instrument with a total notional value of $250 million at March 31, 2024, and five instruments with a total notional value of $340 million at December 31, 2023.

For derivatives that qualify as cash flow hedges of interest rate risk and are designated as such, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and debt. The Company currently estimates that $3.3 million will be reclassified as a net decrease to net interest income during the next twelve months. These reclassifications are for active hedges, as well as amounts related to five hedged swaps that were terminated in 2022 and the two hedged swaps terminated in the first quarter of 2024, that continue to be recognized based on the original effective dates of the hedged swaps.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 2.8 years.

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

The Company had 46 swaps outstanding with an aggregate notional amount of $323 million and $307 million at March 31, 2024 and December 31, 2023, respectively.

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the consolidated statements of financial condition as of March 31, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
	Statement of			Statement of
	Financial			Financial
	Condition	March 31,	December 31,	Condition	March 31,	December 31,
	Location	2024	2023	Location	2024	2023

	(Dollars in thousands)
Interest rate products:
Derivatives designated as hedging instruments	Other assets and Interest receivable	$—	$101	Interest payable and other liabilities	$8,083	$5,992
Derivatives not designated as hedging instruments	Other assets and Interest receivable	9,366	7,830	Interest payable and other liabilities	9,366	7,837
Total		$9,366	$7,931		$17,449	$13,829

The tables below present the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2024 and 2023.

March 31, 2024
	Location of					Gain or	Gain or
	Gain or (Loss)					(Loss)	(Loss)
	Recognized				Gain or	Reclassified	Reclassified
	from		Gain or	Gain or	(Loss)	from	from
	Accumulated	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Other	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	Comprehensive	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	Income into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(3,215)	$(3,215)	$—	$(1,124)	$(1,124)	$—
Interest Rate Products	Interest Expense	10	10	—	196	196	—
Total		$(3,205)	$(3,205)	$—	$(928)	$(928)	$—

March 31, 2023
	Location of					Gain or	Gain or
	Gain or (Loss)					(Loss)	(Loss)
	Recognized				Gain or	Reclassified	Reclassified
	from		Gain or	Gain or	(Loss)	from	from
	Accumulated	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Other	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	Comprehensive	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	Income into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Expense	$1,540	$1,540	$—	$—	$—	$—
Total		$1,540	$1,540	$—	$—	$—	$—

As of March 31, 2024 and December 31, 2023, the Company had minimum collateral thresholds with certain of its derivative counterparties and had pledged collateral of $1.1 million and $1.0 million, respectively, and received collateral of $0.6 million and $1.5 million, respectively.

Note 7:   Time Deposits and Borrowings

The scheduled maturities, excluding interest, of the Company’s borrowings at March 31, 2024 were as follows:

	As of March 31, 2024
	Within One	One to Two	Two to Three	Three to	Four to Five	After Five
	Year	Years	Years	Four Years	Years	Years	Total

	(Dollars in thousands)
Time deposits	$1,662,674	$170,867	$1,305	$1,500	$790	$—	$1,837,136
FHLB borrowings	1,549	11,291	—	50,000	15,000	—	77,840
SBA secured borrowing	—	—	—	—	—	7,778	7,778
Trust preferred securities(1)	—	—	—	—	—	1,133	1,133
Total	$1,664,223	$182,158	$1,305	$51,500	$15,790	$8,911	$1,923,887
(1)	The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 8:   Change in Accumulated Other Comprehensive Loss

Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations were as follows:

	Three Months Ended March 31,		Affected Line Item in the
	2024	2023	Statements of Operations

	(Dollars in thousands)
Realized gain on available-for-sale securities	$2	$63	Other non-interest income
Less: tax expense effect	—	15	Income tax expense
Realized gain on available-for-sale securities, net of income tax	2	48
Loss on cash flow hedges	(1,124)	—	Interest income - Loans
Gain on cash flow hedges	196	—	Interest expense - Deposits
Less: tax benefit effect	(214)	—	Income tax expense
Net loss on cash flow hedges, net of tax	(714)	—
Total reclassified amount	$(712)	$48

Note 9:   Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2024 and December 31, 2023 are presented in the following table:

			Required to be Considered		Required to be Considered
	Actual		Well Capitalized		Adequately Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$825,110	11.4%	N/A	N/A	$761,189	10.5%
Bank	806,893	11.1	$724,451	10.0%	760,673	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	745,321	10.3	N/A	N/A	616,201	8.5
Bank	727,104	10.0	579,561	8.0	615,783	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	736,438	10.2	N/A	N/A	507,460	7.0
Bank	727,104	10.0	470,893	6.5	507,116	7.0
Tier 1 Capital to Average Assets
Consolidated	745,321	10.1	N/A	N/A	295,231	4.0
Bank	$727,104	9.9%	$369,073	5.0%	$295,258	4.0%
December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$807,018	11.2%	N/A	N/A	$756,285	10.5%
Bank	800,522	11.1	$719,705	10.0%	755,691	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	727,723	10.1	N/A	N/A	612,231	8.5
Bank	721,227	10.0	575,764	8.0	611,750	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	718,855	10.0	N/A	N/A	504,190	7.0
Bank	721,227	10.0	467,809	6.5	503,794	7.0
Tier 1 Capital to Average Assets
Consolidated	727,723	10.0	N/A	N/A	292,517	4.0
Bank	$721,227	9.9%	$365,675	5.0%	$292,540	4.0%
(1)	Represents the minimum capital required for capital adequacy under Basel III. Includes capital conservation buffer of 2.5%.

Note 10:   Stockholders’ Equity

The following table presents the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands, except per share data)
Earnings per Common Share
Net Income	$18,223	$16,108
Less: preferred stock dividends	155	—
Net income available to common stockholders	18,068	16,108
Weighted average common shares	49,510,808	48,635,910
Earnings per common share	$0.36	$0.33
Diluted Earnings per Common Share
Net Income	$18,223	$16,108
Less: preferred stock dividends	155	—
Net income available to common stockholders	18,068	16,108
Weighted average common shares	49,510,808	48,635,910
Effect of dilutive shares	456,830	407,711
Weighted average dilutive common shares	49,967,638	49,043,621
Diluted earnings per common share	$0.36	$0.33
Stock-based awards not included because to do so would be antidilutive	281,666	916,080

Dividends of $155 thousand related to the Series A Preferred Stock were declared and paid during the three months ended March 31, 2024. On May 2, 2024, the Board of Directors declared a quarterly dividend on Series A Preferred Stock in the amount of $20.00 per share to be payable on June 17, 2024 to stockholders of record as of May 31, 2024.

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

Recurring Measurements

The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023:

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

Nonrecurring Measurements

The following tables present the fair value measurement on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023:

		March 31, 2024
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Collateral-dependent impaired loans	$2,288	$—	$—	$2,288
Foreclosed assets held-for-sale	5,374	—	—	5,374

December 31, 2023
Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	$—	$—	$10,570

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

Foreclosed Assets Held-for-Sale - The fair value of foreclosed assets-held-for-sale is based on the appraised fair value of the collateral, less estimated cost to sell.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2024 and December 31, 2023:

	March 31, 2024
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$2,288	Appraisal of collateral	Appraisal adjustments (1)	0% - 25% (19%)
Foreclosed assets held-for-sale	$5,374	Appraisal of held property	Appraisal adjustments (1)	10% - 10% (10%)

	December 31, 2023
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	Appraisal of collateral	Appraisal adjustments (1)	0% - 56% (22%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The following tables present the estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$206,773	$206,773	$—	$—
Available-for-sale securities	786,603	—	786,603	—
Loans, net of allowance for credit losses	6,174,331	—	—	6,139,784
Restricted equity securities	3,752	—	—	3,752
Interest receivable	37,833	—	37,833	—
Equity securities	6,917	—	—	6,917
Derivative assets	9,054	—	9,054	—

Financial Liabilities
Deposits	$6,587,146	$954,240	$—	$5,663,040
Federal Home Loan Bank advances	77,840	—	71,735	—
Other borrowings	8,911	—	9,885	—
Interest payable	19,921	—	19,921	—
Derivative liabilities	17,138	—	17,138	—

	December 31, 2023
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$255,229	$255,229	$—	$—
Available-for-sale securities	766,653	—	766,653	—
Loans, net of allowance for credit losses	6,054,228	—	—	6,036,887
Restricted equity securities	3,950	—	—	3,950
Interest receivable	37,294	—	37,294	—
Equity securities	5,794	—	—	5,794
Derivative assets	7,581	—	7,581	—

Financial Liabilities
Deposits	$6,491,276	$990,458	$—	$5,547,203
Federal Home Loan Bank advances	77,889	—	72,123	—
Other borrowings	8,950	—	9,891	—
Interest payable	18,529	—	18,529	—
Derivative liabilities	13,594	—	13,594	—

Note 12:   Commitments and Credit Risk

The Company had the following commitments at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Commitments to originate loans	$97,741	$59,728
Standby letters of credit	75,672	74,139
Lines of credit	1,897,172	2,008,356
Commitment related to investment fund	3,026	4,206
Total	$2,073,611	$2,146,429

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2024, and with our 2023 Form 10-K, which includes our audited consolidated financial statements and related notes as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Information” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in our 2023 Form 10-K and should be read herewith.

Performance Measures

	As of or for the Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

	(Dollars in thousands, except per share data)
Return on average assets(1)	1.00%	0.97%	0.94%	0.93%	0.97%
Adjusted return on average assets(1)(2)	1.00%	1.07%	1.04%	1.00%	1.04%
Return on average common equity(1)	10.36%	10.71%	10.19%	10.00%	10.54%
Adjusted return on average common equity(1)(2)	10.36%	11.89%	11.26%	10.81%	11.30%
Earnings per common share	$0.36	$0.35	$0.34	$0.33	$0.33
Diluted earnings per common share	$0.36	$0.35	$0.34	$0.33	$0.33
Adjusted diluted earnings per common share(2)	$0.36	$0.39	$0.37	$0.35	$0.35
Efficiency ratio(3)	60.31%	57.05%	59.49%	62.02%	60.81%
Adjusted efficiency ratio - fully tax equivalent ("FTE")(2)(3)(4)	58.31%	51.87%	55.17%	57.27%	56.42%
Ratio of equity to assets	9.56%	9.59%	8.96%	9.15%	9.36%
(1)	Interim periods annualized
(2)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”).
(3)	We calculate efficiency ratio as non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

First Quarter 2024 Highlights

During the first quarter ended March 31, 2024, we accomplished the following:

●	Operating revenue(1) improved $0.8 million from the fourth quarter of 2023 and decreased $0.4 million from the first quarter of 2023
●	Grew loans $121 million, or 2%, for the quarter and 8% annualized
●	Grew deposits $96 million, or 1%, for the quarter and 6% annualized
●	Credit quality remained stable with non-performing assets decreasing to 0.27% of total assets and annualized net charge-offs representing 0.10% of average loans
●	Returned capital to stockholders of $1.5 million during the quarter via share buybacks at a weighted average price of $13.10 per share
●	Continued to build capital with total risk-based capital increasing to 11.4% and common equity Tier 1 capital increasing to 10.2%
●	Grew book value per common share 1% to $14.47 at March 31, 2024 compared to December 31, 2023; tangible book value per common share(2) also grew 1% to $13.70 during the same period

(1)	Net interest income plus non-interest income.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Income from Operations

Net income totaled $18.2 million, or $0.36 per diluted common share, for the three months ended March 31, 2024 compared to $16.1 million, or $0.33 per diluted common share, during the three months ended March 31, 2023. Compared to the first quarter of 2023, the quarter’s results reflect higher non-interest income in addition to lower provision expense and non-interest expense partially offset by lower net interest income.

Return on average assets was 1.00% for the three months ended March 31, 2024. Return on average common equity was 10.36% for the three months ended March 31, 2024.

Net Interest Income

Our profitability depends in substantial part on our net interest income, which is discussed below on a GAAP and FTE basis. We believe providing disclosure on an FTE basis provides for improved comparability between the various earning assets. Changes in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in interest yields.

The following table presents, for the periods indicated, average statement of financial condition information, interest income, interest expense and the corresponding average yield and rates paid:

	For the Three Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	Income /		Average	Income /
	Balance	Expense	Yield / Rate(4)	Balance	Expense	Yield / Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$445,952	$4,606	4.13%	$268,705	$2,111	3.14%
Securities - tax-exempt - FTE(1)	392,505	3,089	3.15	542,268	4,591	3.39
Federal funds sold	—	—	—	1,757	5	1.15
Interest-bearing deposits in other banks	168,653	1,981	4.72	195,289	2,009	4.17
Gross loans, net of unearned income(2)(3)	6,159,447	110,099	7.19	5,539,954	89,618	6.56
Total interest-earning assets - FTE(1)	7,166,557	$119,775	6.72%	6,547,973	$98,334	6.08%
Allowance for credit losses	(73,683)			(63,235)
Other non-interest-earning assets	251,228			228,063
Total assets	$7,344,102			$6,712,801
Interest-bearing liabilities
Transaction deposits	$878,446	$7,930	3.63%	$542,366	$3,500	2.62%
Savings and money market deposits	2,848,979	31,675	4.47	2,881,726	23,569	3.32
Time deposits	1,820,013	22,506	4.97	1,100,444	9,656	3.56
Total interest-bearing deposits	5,547,438	62,111	4.50	4,524,536	36,725	3.29
FHLB and short-term borrowings	77,874	471	2.43	272,754	2,535	3.77
Trust preferred securities, net of fair value adjustments	1,121	63	22.60	1,062	56	21.39
Non-interest-bearing deposits	900,216	—	—	1,194,788	—	—
Cost of funds	6,526,649	$62,645	3.86%	5,993,140	$39,316	2.66%
Other liabilities	108,105			99,451
Stockholders’ equity	709,348			620,210
Total liabilities and stockholders’ equity	$7,344,102			$6,712,801
Net interest income - FTE(1)		$57,130			$59,018
Net interest spread - FTE(1)			2.86%			3.42%
Net interest margin - FTE(1)			3.20%			3.65%
(1)	Calculated on an FTE basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2)	Loans, net of unearned income includes non-accrual loans of $12 million and $10 million as of March 31, 2024 and 2023, respectively.
(3)	Loan interest income includes loan fees of $4 million for the three months ended March 31, 2024 and 2023.
(4)	Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Net interest income decreased $1.6 million for the three-month period ended March 31, 2024, compared to the same period in 2023. Net interest income – FTE decreased $1.9 million for the same comparative period as the benefits from higher average earning assets and one additional day were more than offset by a 45 basis point reduction in net interest margin - FTE.

The FTE yield on earning assets increased 64 basis points from the first quarter of 2023 to the first quarter of 2024 due to stronger loan yields and higher yields on securities. The cost of a hedge that was used to manage interest rate risk lowered the earning asset yield by seven basis points. The cost of funds increased 1.20% over the same period due to pricing pressure on deposits, client migration into higher cost deposit products, as well as the reduction in average non-interest-bearing deposits compared to the prior year.

Average earning assets totaled $7.2 billion for the three-month period ended March 31, 2024, resulting in an increase of $0.6 billion for the period, compared to the same period in 2023. The increase was driven by higher average loan and investment balances, partially offset by lower average cash balances.

The Company currently anticipates net interest margin - FTE to be in a range of 3.20% to 3.25% for 2024.

Provision for Credit Losses

	For the Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Provision for credit losses - loans	$2,855	$4,996
Provision for credit losses - off-balance sheet	(1,200)	(575)
Total provision for credit losses	$1,655	$4,421

Provision expense of $1.7 million for the first quarter of 2024 was primarily driven by loan growth and an increase in specific reserves and was partially offset by a $1.2 million decrease in the reserve for unfunded commitments. Provision expense of $4.4 million for the first quarter of 2023 was driven by loan growth partially offset by improvement in qualitative factors, in part due to continued improvement in credit quality, and a $0.6 million decrease in the reserve for unfunded commitments.

Non-Interest Income

The components of non-interest income were as follows for the periods shown:

	Three Months Ended March 31,
			Change
	2024	2023	$	%

	(Dollars in thousands)
Service charges and fees on client accounts	$2,104	$1,829	$275	15%
ATM and credit card interchange income	1,487	1,264	223	18
Gain on sale of loans	537	187	350	187
Income from bank-owned life insurance	456	411	45	11
Swap fees and credit valuation adjustments, net	158	90	68	76
Other non-interest income	847	640	207	32
Total non-interest income	$5,589	$4,421	$1,168	26%

Non-interest income to average assets	0.31%	0.27%

The changes in non-interest income for the three-month period ended March 31, 2024 compared to the corresponding period in 2023 were driven primarily by increases in service charges and fees on client accounts, ATM and credit card interchange income, gain on sale of loans and other non-interest income. The increase in service charges and fees on client accounts was driven by new clients as well as an increase in client activity. The increase in ATM and credit card interchange income was due to higher interchange income from an increase in spend volume and higher foreign ATM transaction volume. The increase in gain on sale of loans was due to acquired SBA lending capabilities in late 2022. The increase in other non-interest income was primarily due to higher client-related fees.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended March 31,
			Change
	2024	2023	$	%

	(Dollars in thousands)
Salary and employee benefits	$23,585	$22,622	$963	4%
Occupancy	3,206	2,974	232	8
Professional fees	972	2,618	(1,646)	(63)
Deposit insurance premiums	1,906	1,531	375	24
Data processing	970	1,242	(272)	(22)
Advertising	558	752	(194)	(26)
Software and communication	1,824	1,651	173	10
Foreclosed assets, net	229	149	80	54
Core deposit intangible amortization	931	822	109	13
Other non-interest expense	3,324	3,731	(407)	(11)
Total non-interest expense	$37,505	$38,092	$(587)	(2)%

Non-interest expense to average assets	2.05%	2.30%

Non-interest expense for the three-month period ended March 31, 2024 decreased $0.6 million compared to the same period in 2023. Excluding acquisition-related costs of $1.5 million in the first quarter of 2023, non-interest expense in the first quarter of 2024 increased $0.9 million compared to the prior year first quarter. On an adjusted basis, salary and employee benefit costs increased due to merit increases and higher incentives. Occupancy costs increased due to new locations in the high-growth Dallas-Fort Worth market and from our acquisition of Canyon Bancorporation, Inc. and Canyon Community Bank, N.A. in Tucson, Arizona. Professional fees decreased due to reduced project expenses. Deposit insurance premiums increased due to growth in assets and a higher assessment rate. Other non-interest expense decreased primarily because of lower travel expenses and a decrease in credit card fees.

Our GAAP efficiency ratio for the first quarter of 2024 was 60.31% and our adjusted efficiency ratio – FTE was 58.31% compared to 60.81% and 56.42% on a reported and adjusted basis for the three-month period ended March 31, 2023. See "Non-GAAP Financial Measures" below for a reconciliation of our adjusted efficiency ratio – FTE to our GAAP efficiency ratio. We currently expect our non-interest expense to be in a range of $36 million to $37 million per quarter for the remainder of 2024.

Income Taxes

Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits and permanent tax differences from stock-based compensation.

The tax-exempt benefit diminishes as the Company’s ratio of taxable income to tax-exempt income increases. We currently anticipate the effective tax rate to remain in the range of 20% to 22% for the remainder of 2024. Our income tax and effective tax rate is presented below for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Income tax expense	$4,800	$4,021
Income before income taxes	$23,023	$20,129
Effective tax rate	21%	20%

Discussion and Analysis - Financial Condition

Total assets were $7.5 billion at March 31, 2024 compared to $7.4 billion at December 31, 2023, an increase of $0.1 billion, or 1%. Cash and cash equivalents decreased $48 million, or 19%, and investment securities increased $20 million, or 3%, from December 31, 2023. Loans increased $121 million, or 2%, from December 31, 2023, and the allowance for credit losses increased $1 million to $75 million at March 31, 2024. Total deposits increased $96 million to $6.6 billion at March 31, 2024, compared to December 31, 2023. Federal Home Loan Bank (“FHLB”) advances totaled $78 million and were flat compared to December 31, 2023.

Investment Portfolio

The primary objective of our investment portfolio is to ensure adequate liquidity, including serving as a contingent, on-balance sheet source of liquidity. In addition, we manage the portfolio in a manner that optimizes earnings, manages credit and interest rate risk, and meets pledging and regulatory capital requirements. As of March 31, 2024, our portfolio was 100% available-for-sale and totaled $787 million, an increase of $20 million from December 31, 2023.

The increase in the investment portfolio was driven by the purchase of $40 million in mortgage-backed securities and $5 million in collateralized mortgage obligations. The increase was partially offset by an increase of $11 million in the unrealized loss on available-for-sale securities and $13 million of paydowns and maturities in investment securities. Our current investment strategy includes reducing the concentration in municipal investments, investing in lower risk-weighted assets and restructuring the portfolio to increase liquidity and provide more balanced cash flow. For additional information, including information regarding other securities owned by the Company, see “Note 2: Securities” in the notes to consolidated financial statements – unaudited.

The following table shows with respect to our portfolio of available-for-sale securities, the estimated fair value, percent of the portfolio of available-for-sale securities and weighted average yield of such securities as of the dates indicated:

	As of March 31, 2024			As of December 31, 2023
	Estimated	Percent of	Weighted	Estimated	Percent of	Weighted
	Fair Value	portfolio	Average Yield	Fair Value	portfolio	Average Yield

Available-for-sale securities	(Dollars in thousands)
Federal agency obligations	$10,031	1	6.38%	$10,072	1%	6.41%
U.S. Treasury securities	—	—	—	4,968	1	5.56
Mortgage-backed - GSE residential	228,660	29	3.39	212,462	28	3.15
Collateralized mortgage obligations - GSE residential	70,268	9	5.36	49,944	7	5.12
State and political subdivisions	347,783	44	2.58	355,897	46	2.61
Small Business Administration loan pools	121,293	16	4.86	124,778	16	4.87
Corporate bonds	8,568	1	5.69	8,532	1	5.68
Total available-for-sale securities	$786,603	100%	3.46%	$766,653	100%	3.35%

Loan Portfolio

Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements – unaudited for additional information regarding the Company’s loan portfolio. As of March 31, 2024, gross loans, net of unearned fees increased $121 million or 2% from December 31, 2023. The following table presents the balance and associated percentage change of each segment within our portfolio as of the dates indicated:

			December 31, 2023, vs.
	As of	As of	March 31, 2024
	March 31, 2024	December 31, 2023	% Change

	(Dollars in thousands)
Commercial and industrial	$2,179,562	$2,160,212	1%
Energy	221,217	214,218	3
Commercial real estate - owner-occupied	577,812	566,253	2
Commercial real estate - non-owner-occupied	2,769,936	2,685,534	3
Residential real estate	468,628	464,095	1
Consumer	32,032	37,378	(14)
Total	$6,249,187	$6,127,690	2%

Our loan portfolio remains balanced with 44% of loans in commercial and industrial and owner-occupied commercial real estate and 44% of loans in non-owner-occupied commercial real estate.

The Company provides a mix of variable- and fixed-rate commercial and industrial loans across various industries. Our commercial and industrial loan portfolio is comprised of diverse industry segments. The largest segment as of March 31, 2024 was restaurants. Details of the Company’s commercial and industrial loan portfolio by industry as of March 31, 2024, December 31, 2023, and December 31, 2022 are provided below with loans acquired in 2022 excluded as of December 31, 2022:

Our commercial real estate - non-owner-occupied loan portfolio is comprised of construction and development loans, multifamily loans and investor commercial real estate loans. Management regularly monitors the credit risk of our commercial real estate portfolio, including periodic portfolio reviews of all outstanding credits, sensitivity testing of the impacts of the current interest rate environment on borrower financial condition and overall credit risk profile. In addition, management engages third-party specialists to review the loan portfolio on a regular basis. Management actively monitors credit risk including oversight of credit and lending strategies, exposures and objectives of the Company. Management’s monitoring activities are reviewed by the Risk Committee of the Board of Directors of the Company on a regular basis.

As of March 31, 2024, the highest commercial real estate - non-owner-occupied property type, industrial, accounted for 23% of total commercial real estate - non-owner-occupied exposure. Details of our commercial real estate - non-owner-occupied loan portfolio by type as of March 31, 2024, December 31, 2023, and December 31, 2022 are provided below with loans acquired in 2022 excluded from December 31, 2022:

Our commercial real estate - non-owner-occupied loan portfolio is comprised predominately of in-market relationships with 71% of commercial real estate loans located within our footprint of Kansas, Missouri, Texas, Oklahoma, Arizona and Colorado as of March 31, 2024. A detail of our commercial real estate - non-owner-occupied loan portfolio by geography (based upon location of collateral) as of March 31, 2024 is presented below:

Commercial Real Estate - Non-owner-occupied Loan Portfolio by Geography
As of 03/31/2024

TX, 29%
AZ, 10%
OK, 10%
CO, 10%
KS, 7%
MO, 5%
Remaining States, 29%

The following tables show the contractual maturities of our gross loans and sensitivity to interest rate changes at March 31, 2024 and December 31, 2023:

	As of March 31, 2024
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$112,125	$617,329	$315,356	$967,120	$75,745	$72,045	$19,814	$28	$2,179,562
Energy	89	3,650	—	217,478	—	—	—	—	221,217
Commercial real estate - owner-occupied	17,648	26,018	175,639	73,160	117,129	117,933	2,510	47,775	577,812
Commercial real estate - non-owner-occupied	104,365	527,061	570,727	1,193,492	88,460	182,120	9,550	94,161	2,769,936
Residential real estate	4,805	2,003	25,470	12,034	68,340	26,473	3,028	326,475	468,628
Consumer	9,819	14,379	5,420	2,250	31	133	—	—	32,032
Total	$248,851	$1,190,440	$1,092,612	$2,465,534	$349,705	$398,704	$34,902	$468,439	$6,249,187

	As of December 31, 2023
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$125,460	$608,786	$335,330	$926,646	$64,907	$78,996	$19,826	$261	$2,160,212
Energy	107	3,631	340	210,140	—	—	—	—	214,218
Commercial real estate - owner-occupied	14,772	25,907	180,194	76,358	101,018	117,019	2,524	48,461	566,253
Commercial real estate - non-owner-occupied	75,518	427,082	596,545	1,161,103	113,622	197,637	16,436	97,591	2,685,534
Residential real estate	5,537	1,364	29,156	11,717	65,086	27,356	3,036	320,843	464,095
Consumer	15,464	13,763	6,448	1,633	23	47	—	—	37,378
Total	$236,858	$1,080,533	$1,148,013	$2,387,597	$344,656	$421,055	$41,822	$467,156	$6,127,690

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of gross loans was as follows at March 31, 2024:

	As of March 31, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate

	(Dollars in thousands)
Commercial and industrial	$523,040	5.35%	$1,656,522	8.46%	$2,179,562	7.74%
Energy	89	6.50%	221,128	9.00%	221,217	9.00%
Commercial real estate - owner-occupied	312,926	4.48%	264,886	6.54%	577,812	5.43%
Commercial real estate - non-owner-occupied	773,102	5.08%	1,996,834	7.59%	2,769,936	6.89%
Residential real estate	101,643	4.08%	366,985	4.02%	468,628	4.03%
Consumer	15,270	6.35%	16,762	8.62%	32,032	7.54%
Total	$1,726,070		$4,523,117		$6,249,187

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

	March 31, 2024					December 31, 2023
	ACL Amount					ACL Amount
				Percent of	Percent of				Percent of	Percent of
		Off-Balance		ACL to	Loans to		Off-Balance		ACL to	Loans to
	Loans	Sheet	Total	Total ACL	Total Loans	Loans	Sheet	Total	Total ACL	Total Loans

	(Dollars in thousands)
Commercial and industrial	$33,821	$1,008	$34,829	44%	35%	$32,244	$954	$33,198	42%	35%
Energy	3,169	—	3,169	4	4	3,143	149	3,292	4	3
Commercial real estate - owner-occupied	6,385	89	6,474	8	9	6,445	125	6,570	8	9
Commercial real estate - non-owner-occupied	27,989	4,020	32,009	40	44	28,130	5,096	33,226	42	44
Residential real estate	3,466	95	3,561	4	7	3,456	89	3,545	4	8
Consumer	26	1	27	—	1	44	—	44	—	1
Gross loans	$74,856	$5,213	$80,069	100%	100%	$73,462	$6,413	$79,875	100%	100%

Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements -

unaudited for a summary of the changes in the ACL.

Charge-offs and Recoveries

Net charge-offs were $1.5 million for the three-month period ended March 31, 2024 and were primarily due to charge-offs on two commercial and industrial loans, two commercial real estate – non-owner-occupied loans and one credit card account. One of the charge-offs on commercial real estate – non-owner-occupied loans was a partial charge-off of a commercial construction non-accrual credit that moved to foreclosed assets held for sale during the quarter. The table below provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:

	For the Quarter Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Commercial and industrial	0.14%	0.35%	0.24%	0.14%	0.31%
Energy	(0.23)	—	—	(0.23)	—
Commercial real estate - owner-occupied	—	—	—	—	—
Commercial real estate - non-owner-occupied	0.13	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	—	0.01	—	0.04	—
Total net charge-offs to average loans	0.10%	0.12%	0.09%	0.04%	0.12%

Non-performing Assets and Other Asset Quality Metrics

Non-performing assets include: (i) non-performing loans - includes non-accrual loans, loans past due 90 days or more and still accruing; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired debt securities.

Non-performing assets decreased $4.4 million during the quarter to $20.4 million at March 31, 2024. The decrease was due to client principal reductions, partial charge-offs on non-accrual loans, and two credits that were 90+ days past due and still accruing at December 31, 2023, which were brought current during the first quarter of 2024. Additionally, one commercial construction credit that was in non-accrual loans at December 31, 2023 was moved to foreclosed assets held for sale during the first quarter of 2024. The non-performing assets to total assets ratio decreased from 0.34% at December 31, 2023 to 0.27% at March 31, 2024. Annualized net charge-offs were 0.10% for the first quarter of 2024 compared to 0.12% in the quarter ended December 31, 2023 and the first quarter of 2023.

The Company continues to monitor the U.S. economic indicators, including the inflation rate, the unemployment rate, commodity prices, interest rates, and potential supply chain disruptions and the impact they may have on the Company’s markets, clients, and prospects. The Company is monitoring the impact of the interest rate environment on the commercial real estate market and enterprise and leverage loans that is currently partially mitigated by low debt-to-equity ratios. As of March 31, 2024, the Company did not identify any systemic issues within its loan portfolio that would materially affect the credit quality of the loan portfolio. However, there could be some risk rating migration in certain sectors of the commercial real estate portfolio in the future as many projects are faced with higher interest rates, operating costs, and property taxes.

The table below summarizes our non-performing assets and related ratios as of the dates indicated:

	For the Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023

Asset quality	(Dollars in thousands)
Non-accrual loans	$12,082	$18,451	$20,380	$12,867	$9,490
Loans 90+ days past due and still accruing	2,925	6,339	15,750	433	868
Total non-performing loans	15,007	24,790	36,130	13,300	10,358
Foreclosed assets held-for-sale	5,377	—	—	—	855
Total non-performing assets	$20,384	$24,790	$36,130	$13,300	$11,213

Loans 30 - 89 days past due	$46,381	$2,028	$29,457	$13,333	$5,056

Asset quality metrics (%)
Non-performing loans to total loans	0.24%	0.40%	0.61%	0.23%	0.18%
Non-performing assets to total assets	0.27	0.34	0.50	0.19	0.16
ACL to total loans	1.20	1.20	1.20	1.17	1.15
ACLs + RUC to total loans(1)	1.28	1.30	1.31	1.30	1.30
ACL to non-performing loans	499	296	198	508	629
Classified Loans / (Capital + ACL)	15.9	14.9	14.2	9.7	9.4
Classified Loans / (Capital + ACL + RUC)(1)	15.8	14.8	14.0	9.6	9.3
(1)	Includes the accrual for off-balance sheet credit risk from unfunded commitments.

Deposits and Other Borrowings

At March 31, 2024, our deposits totaled $6.6 billion, an increase of $96 million or 1% from December 31, 2023. The increase included a $126 million increase in money market, NOW and savings deposits and $6 million in time deposits, partially offset by a decrease of $36 million in non-interest-bearing deposits. Approximately 77% of the increase in money market, NOW and savings deposits was from new and existing client money, with the remainder representing an increase in wholesale funding. Other borrowings include FHLB advances, SBA loan secured borrowings, and our trust preferred security and totaled $87 million at both March 31, 2024 and December 31, 2023.

The following table sets forth the maturity of time deposits as of March 31, 2024:

	As of March 31, 2024
	Three Months or	Three to Six	Six to Twelve	After Twelve
	Less	Months	Months	Months	Total

	(Dollars in thousands)
Time deposits in excess of FDIC insurance limit	$169,726	$141,238	$167,485	$16,439	$494,888
Time deposits below FDIC insurance limit	626,115	336,914	221,196	158,023	1,342,248
Total time deposits	$795,841	$478,152	$388,681	$174,462	$1,837,136

As of March 31, 2024, the Company had approximately $2.6 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements. Excluding pass-thru accounts where clients have deposit insurance at the correspondent financial institution, our uninsured deposits were $2.2 billion, or 33% of total deposits as of March 31, 2024. The average client account balance as of March 31, 2024 was less than $250 thousand for both individual accounts and business accounts in total after excluding pass-through and insured cash sweep deposits. We have geographic and industry diversity within our deposit base as the majority of our deposits are located in our footprint states of Kansas, Oklahoma, Texas, Missouri, Arizona, Colorado and New Mexico. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.

Liquidity and Capital Resources

Liquidity

We manage our liquidity based upon factors that include the level and quality of capital and our overall financial condition, the trend and volume of problem assets, our balance sheet risk exposure, the level of deposits as a percentage of total loans, the amount of non-deposit funding used to fund assets, the availability of unused funding sources and off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and other factors. We also conduct contingency funding plan stress tests at least annually to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. The Company’s liquidity strategy is to maintain adequate, but not excessive, liquidity to meet the daily cash flow needs of our clients while attempting to achieve maximum earnings for our stockholders. The Company measures liquidity needs through daily balance sheet monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. The Company's short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan portfolio and security portfolio, increases in client deposits and wholesale deposits. The Company believes that other alternative sources of funds are available to supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis. Liquidity resources can be derived from two sources: (i) on-balance sheet liquidity resources, which represent funds currently on the statement of financial condition and (ii) off-balance sheet liquidity resources, which represent funds available from third-party sources. The Company’s on-balance sheet and off-balance sheet liquidity resources consisted of the following as of the dates indicated:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
On-balance sheet liquidity(1)	$993,376	$1,021,882
Off-balance sheet liquidity(2)	1,481,420	1,496,225
Total liquidity	$2,474,796	$2,518,107
On-balance sheet liquidity as a percent of assets	13%	14%
Total liquidity as a percent of assets	33%	34%
(1)	On-balance sheet liquidity represents funds on the consolidated statements of financial condition – unaudited. It consists of overnight funds, short-term deposits with other banks, and unpledged AFS securities.
(2)	Off-balance sheet liquidity represents funds available from third-party sources including credit lines, FHLB and Federal Reserve Bank.

The consolidated statements of cash flows - unaudited summarize our sources and uses of cash by type of activity for the three-months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, we had cash and cash equivalents of $207 million and $263 million, respectively. During the three-months ended March 31, 2024 and 2023, operating activities provided $19.8 million and $24.3 million of cash, respectively, while financing activities provided $93.6 million and $271.4 million of cash, respectively. The primary drivers of lower cash provided by financing activities in the first quarter of 2024 were a smaller increase in time deposits, lower line of credit borrowings, and current quarter share repurchases, partially offset by an increase in demand and savings, NOW and money market accounts. Cash usage from investing activities was $161.8 million and $332.9 million for the three-months ended March 31, 2024 and 2023, respectively. The primary driver of lower cash used in the first quarter of 2024 for investing activities was that the prior year first quarter included more loan origination volume.

Off-balance sheet liquidity slightly decreased from December 31, 2023 to March 31, 2024 due to normal fluctuations in our available third party sources.

The Company purchased $1.5 million of common stock during the first three months of 2024 under its previously approved share repurchase program. As of March 31, 2024, $14.4 million remained available for repurchase under our share repurchase program. The amount and timing of such future share repurchases will be dependent on a number of factors, including the price of our common stock, overall capital levels and cash flow needs. There is no assurance that we will repurchase up to the full amount remaining under our program.

Dividends of $155 thousand related to the Series A Non-Cumulative Perpetual Preferred Stock were declared and paid by the Company during the three months ended March 31, 2024. On May 2, 2024, the Board of Directors declared a quarterly dividend on Series A Non-Cumulative Perpetual Preferred Stock in the amount of $20.00 per share to be payable on June 17, 2024 to stockholders of record as of May 31, 2024.

The Company believes that its current on and off-balance sheet liquidity will be sufficient to meet anticipated cash requirements for the next 12 months and thereafter. The Company believes that it has several on and off-balance sheet options to address reductions in cash and cash equivalents in order to maintain appropriate liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is subject to contractual obligations made in the ordinary course of business. The obligations include deposit liabilities, other borrowed funds, operating leases, and preferred dividends. To the extent declared by the Board of Directors, the Company pays $0.6 million of cash dividends per year to holders of our preferred stock. Refer to “Note 7: Time Deposits and Other Borrowings” and “Note 4: Leases” within the notes to consolidated financial statements – unaudited for information regarding the Company’s significant contractual cash obligations and contractual obligations to third parties on lease obligations, respectively.

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

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities, select off-balance sheet items and equity. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Refer to “Note 9: Regulatory Matters” in the notes to consolidated financial statements – unaudited for additional information. Management believes that as of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

A discussion of these policies can be found in the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the

2023 Form 10-K. There have been no changes in the Company’s application of critical accounting policies and estimates since December 31, 2023.

Recent Accounting Pronouncements

Refer to “Note 1: Nature of Operations and Summary of Significant Accounting Policies” included in the notes to consolidated financial statements – unaudited included elsewhere in this Form 10-Q.

Non-GAAP Financial Measures

In addition to disclosing financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP), the Company discloses certain non-GAAP financial measures including “tangible common stockholders’ equity,” “tangible book value per common share,” “adjusted efficiency ratio – FTE,” “adjusted net income,” “adjusted diluted earnings per common share,” “adjusted return on average assets,” and “adjusted return on average common equity.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information to investors regarding our performance by excluding certain expenditures or gains that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing, and comparing past, present and future periods.

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

A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures follows.

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023

Adjusted net income:	(Dollars in thousands, except per share data)
Net income (GAAP)	$18,223	$17,651	$16,863	$16,047	$16,108
Add: Acquisition costs	—	1,300	1,328	338	1,477
Add: Acquisition - Day 1 CECL provision	—	—	900	—	—
Add: Employee separation	—	—	—	1,300	—
Add: Loss on bond repositioning	—	1,130	—	—	—
Less: Tax effect(1)	—	(510)	(468)	(344)	(310)
Adjusted net income	$18,223	$19,571	$18,623	$17,341	$17,275
Preferred stock dividends	155	155	155	103	—
Diluted weighted average common shares outstanding	49,967,638	49,788,962	49,480,107	48,943,325	49,043,621
Diluted earnings per common share (GAAP)	$0.36	$0.35	$0.34	$0.33	$0.33
Adjusted diluted earnings per common share	$0.36	$0.39	$0.37	$0.35	$0.35
(1)	Represents the tax impact of the adjustments at a tax rate of 21.0%, plus permanent tax expense associated with merger related transactions.

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023

Adjusted return on average assets:	(Dollars in thousands, except per share data)
Net income	$18,223	$17,651	$16,863	$16,047	$16,108
Adjusted net income	18,223	19,571	18,623	17,341	17,275
Average assets	$7,344,102	$7,231,611	$7,114,228	$6,929,972	$6,712,801
Return on average assets (GAAP)	1.00%	0.97%	0.94%	0.93%	0.97%
Adjusted return on average assets	1.00%	1.07%	1.04%	1.00%	1.04%

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023

Adjusted return on average common equity:	(Dollars in thousands, except per share data)
Net income	$18,223	$17,651	$16,863	$16,047	$16,108
Preferred stock dividends	155	155	155	103	—
Net income attributable to common stockholders	$18,068	$17,496	$16,708	$15,944	$16,108

Adjusted net income	18,223	19,571	18,623	17,341	17,275
Preferred stock dividends	155	155	155	103	—
Adjusted net income attributable to common stockholders	$18,068	$19,416	$18,468	$17,238	$17,275
Average common equity	$701,598	$647,882	$650,494	$639,741	$619,952
Return on average common equity (GAAP)	10.36%	10.71%	10.19%	10.00%	10.54%
Adjusted return on average common equity	10.36%	11.89%	11.26%	10.81%	11.30%

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023

Tangible common stockholders’ equity:	(Dollars in thousands, except per share data)
Total stockholders’ equity (GAAP)	$714,971	$708,143	$643,051	$651,483	$645,491
Less: goodwill and other intangible assets	30,404	31,335	32,293	27,457	28,259
Less: preferred stock	7,750	7,750	7,750	7,750	7,750
Tangible common stockholders’ equity	$676,817	$669,058	$603,008	$616,276	$609,482
Common Shares outstanding at end of period	49,400,466	49,335,888	49,295,036	48,653,487	48,600,618
Book value per common share (GAAP)	$14.47	$14.35	$13.04	$13.39	$13.28
Tangible book value per common share	$13.70	$13.56	$12.23	$12.67	$12.54

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023

	(Dollars in thousands, except per share data)
Adjusted Efficiency Ratio - FTE(1)
Non-interest expense	$37,505	$35,049	$36,354	$37,412	$38,092
Less: Acquisition costs	—	(1,300)	(1,328)	(338)	(1,477)
Less: Core deposit intangible amortization	(931)	(957)	(922)	(802)	(822)
Less: Employee separation	—	—	—	(1,300)	—
Adjusted Non-interest expense (numerator)	$36,574	$32,792	$34,104	$34,972	$35,793
Net interest income	56,594	56,954	55,127	54,539	58,221
Tax equivalent interest income(1)	536	654	707	750	797
Non-interest income	5,589	4,483	5,981	5,779	4,421
Add: Loss on bond repositioning	—	1,130	—	—	—
Total tax-equivalent income (denominator)	$62,719	$63,221	$61,815	$61,068	$63,439
Efficiency Ratio (GAAP)	60.31%	57.05%	59.49%	62.02%	60.81%
Adjusted Efficiency Ratio - FTE(1)	58.31%	51.87%	55.17%	57.27%	56.42%
(1)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

A primary component of market risk is interest rate volatility. Interest rate risk management is a key element of the Company’s statement of financial condition management. Interest rate risk is the risk that net interest margins will erode over time due to changing market conditions. Many factors can cause margins to erode including, without limitation, (i) lower loan demand; (ii) increased competition for funds; (iii) weak pricing policies; (iv) statement of financial condition mismatches; and (v) changing liquidity demands. The objective is to maximize income while minimizing interest rate risk. The Company manages its sensitivity position using its interest rate risk policy. The management of interest rate risk is a three-step process and involves: (i) measuring the interest rate risk position; (ii) assessing policy constraints; and (iii) strategic review and implementation.

Our exposure to interest rate risk is managed by the Asset/Liability Committee (“ALCO”) in accordance with policies approved by the Board of Directors. ALCO uses a combination of three systems to measure the statement of financial condition’s interest rate risk position. The three systems in combination are expected to provide a better overall result than a single system alone. The three systems include: (i) gap reports; (ii) earnings simulation; and (iii) economic value of equity. ALCO’s primary instruments for managing interest rate risk include: (i) modifying the duration of interest-bearing liabilities; (ii) modifying the duration of interest-earning assets, including our investment portfolio; and (iii) entering into on-balance sheet derivatives. The Company may utilize interest swaps for the purpose of managing interest rate risk, including forwards, interest rate caps, floors, collars, corridors and swaptions.

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

Hypothetical Change in Interest Rate - Rate Shock
	March 31, 2024		March 31, 2023
Change in Interest Rate	Percent Change in	Percent Change in	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+300	(4.4)%	(22.9)%	2.0%	(18.4)%
+200	(3.0)	(15.8)	1.3	(12.3)
+100	(1.5)	(8.0)	0.6	(5.8)
Base	—%	—%	—%	—%
-100	2.1	8.1	(0.7)	5.7
-200	4.3	16.3	(1.7)	11.7
-300	5.6	26.8	(5.3)	17.6

Hypothetical Change in Interest Rate - Rate Ramp
	March 31, 2024	March 31, 2023
Change in Interest Rate	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Net Interest Income
+300	(2.3)%	(0.1)%
+200	(1.5)	(0.1)
+100	(0.9)	—
Base	—%	—%
-100	0.8	0.1
-200	1.8	0.1
-300	2.6	(0.6)

The Company’s position is slightly liability sensitive as of March 31, 2024 and has changed from an asset sensitive position as of March 31, 2023 primarily due to the expected repricing of interest-bearing liabilities as compared to repricing of earning assets. Loans remain the largest portion of the Company’s variable rate earning assets, and $4.5 billion, or 71%, of loans mature or reprice within the twelve-month period following March 31, 2024, including $3.6 billion that repriced in April 2024. The Company expects $5.6 billion of interest-bearing liabilities will reprice in the next twelve months which consists of short duration time deposits and indexed client deposits. Approximately 95% of the Company’s time deposits mature within the next twelve months, with 48% in the second quarter of 2024. In addition, the Company has 26% of its deposits indexed to the federal funds rate. The Company also holds a $250 million interest rate collar, which was executed in July 2022 and became effective in January 2024, and increases the Company’s liability sensitive position. The Company continuously monitors the interest rate environment and believes that derivative strategies to protect net interest margin are available if needed. Additional information regarding the Company’s on-balance sheet derivative activity is incorporated herein from “Note 6: Derivatives and Hedging” within the notes to consolidated financial statements – unaudited.

The models the Company uses include assumptions regarding interest rates and balance changes. The aggregate non-maturity beta assumption utilized as of March 31, 2024 was approximately 57%, which is unchanged from our previous assumption. Other key assumptions updated during the first quarter of 2024 include new loan spreads and updated market yield curves. Other assumptions included in the model that are periodically updated include deposit decay rates, loan prepayments and call provisions within investment and debt holdings. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, client behavior and management strategies, among other factors.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2023 Form 10-K, which could materially affect our business, financial condition, or results of operations in future periods. There were no material changes from the risk factors disclosed in the 2023 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.

(c)	Share Repurchase Program

				Approximate Dollar Value of Shares
	Total Number of		Total Number of Shares	that may yet be Purchased as Part
Calendar	Shares	Average Price	Purchased as Part of Publicly	of Publicly Announced Plans or
Month	Repurchased	Paid per Share	Announced Plans or Programs	Programs
January 1 - 31	—	$—	—	$15,872,867
February 1 - 29	29,900	$13.33	29,900	$15,345,322
March 1 - 31	82,272	$13.01	82,272	$14,403,779
Total	112,172	$13.10	112,172

On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to $30 million of its common stock. The objective of the program is to give the Company the ability to opportunistically acquire undervalued shares and return capital to stockholders. As of March 31, 2024, $14.4 million remained available for repurchase under this share repurchase program. Repurchases under the program may be made in the open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company's discretion. No time limit has been set for completion of the program. Our officers and directors are prohibited from trading in the Company’s securities if they are in possession of material non-public information and must at all times comply with the Company’s Insider Trading Policy, including quarterly blackout periods and pre-clearance procedures.

The Company’s ability to pay dividends to its stockholders and repurchase shares is affected by both general corporate law requirements and the regulations and policies of the Federal Reserve applicable to bank holding companies, including the Basel III Capital Rules. In addition, so long as any Series A Preferred Stock remains outstanding, unless full dividends for the most recently completed dividend period have been declared and paid (or declared and the payment amount has been set aside), the Company may not, subject to certain exceptions, declare, pay or set aside for payment any dividend on its common stock, or repurchase or redeem its common stock. The Company's principal source of funds to pay distributions on its common stock, other than further issuances of securities, is dividends received from its wholly owned subsidiaries. Furthermore, the ability of the Company's wholly owned subsidiaries to pay dividends to the Company would depend on the earnings or financial condition of such wholly owned subsidiaries and various business considerations. In addition, various federal and state statutes limit the amount of dividends that the Company's wholly owned subsidiaries may pay to the Company without regulatory approval.

Item 5.Other Information

(a)	None
(b)	None
(c)	Trading Arrangements

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

*Filed Herewith

**Furnished Herewith

†Indicates a management contract or compensatory plan arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares, Inc.

Date: May 3, 2024	/s/ Benjamin R. Clouse
Benjamin R. Clouse
Chief Financial Officer
(Duly authorized officer and principal financial officer)