Form 10-Q
period 2024-06-30
CROSSFIRST BANKSHARES, INC.
filed 2024-08-02
CIK 1458412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 26, 2024, the registrant had 49,286,587 shares of common stock, par value $0.01, outstanding.

CROSSFIRST BANKSHARES, INC.

Form 10-Q for the Quarter Ended June 30, 2024

Cautionary Note Regarding Forward-Looking Information

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “could,” “predict,” “potential,” “believe,” “expect,” “will,” “anticipate,” “estimate,” “intend,” “projection,” “would,” “annualized,” “position,” “future” and “strategy,” or the negative of these words or other comparable words or phrases of a future or forward-looking nature. For example, our forward-looking statements include, without limitation, statements regarding our business plans, expectations, or opportunities for growth; our expense control initiatives and the results expected to be realized from those initiatives; our anticipated financial results, expenses, cash requirements and sources of liquidity; our capital allocation strategies and plans; and our anticipated future financial performance.

Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References in this Form 10-Q to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, our wholly owned consolidated bank subsidiary.

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs, certain assumptions made by management, and financial trends that may affect our financial condition, results of operations, business strategy or financial needs, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results could differ materially from those anticipated in such forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, without limitation: uncertain or unfavorable business or economic conditions and any regulatory responses thereto, including uncertainty and volatility in the financial markets, possible slowing or recessionary economic conditions and continuing or increasing inflation; geographic concentration of our markets; changes in market interest rates that affect the pricing of our products and our net interest income; our ability to effectively execute our growth strategy and manage our growth, including identifying, consummating and integrating suitable mergers, acquisitions or other business combinations, entering new lines of business or offering new or enhanced services or products; fluctuations in the fair value of our investments; our ability to successfully manage our credit risk, particularly in our commercial real estate, energy and commercial-based loan portfolios, and the sufficiency of our allowance for credit losses; declines in the values of the real estate and other collateral securing loans in our portfolio; an increase in non-performing assets; borrower and depositor concentration risks; risks associated with originating Small Business Administration loans; our dependence on our management team, including our ability to attract, hire and retain key employees and their client and community relationships; our ability to raise and maintain sufficient liquidity and capital; competition from banks, credit unions, FinTech companies and other financial services providers; the effectiveness of our risk management framework; accounting estimates; our ability to maintain effective internal control over financial reporting; our ability to keep pace with technological changes; system failures, service denials, cyber incidents or other failures, disruptions or security breaches; employee error, employee or client misconduct, fraud committed against the Company or our clients, or incomplete or inaccurate information about clients and counterparties; disruptions to our business caused by our third-party service providers; our ability to maintain our reputation; environmental liability or failure to comply with regulatory requirements affecting foreclosed properties; costs and effects of litigation, investigations or similar matters to which we may be subject; risk exposure from transactions with financial counterparties; severe weather, natural disasters, pandemics or other health crises, acts of war or terrorism, climate change and responses thereto, or other external events; compliance with (and changes in) laws, rules, regulations, interpretations or policies relating to or affecting financial institutions, including stringent capital requirements, higher FDIC insurance premiums and assessments, consumer protection laws and privacy laws and accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of government initiatives; systemic risks across the banking industry associated with the soundness of other financial institutions; volatility in our stock price and other risks associated with our common stock; changes in our dividend or share repurchase policies and practices; or other external events. Additional discussion of these and other risk factors can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, and in our other filings with the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Financial Condition - Unaudited

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Assets
Cash and cash equivalents	$250,364	$255,229
Available-for-sale securities - taxable	461,018	413,217
Available-for-sale securities - tax-exempt	341,331	353,436
Loans, net of unearned fees	6,344,407	6,127,690
Allowance for credit losses on loans	76,218	73,462
Loans, net of the allowance for credit losses on loans	6,268,189	6,054,228
Premises and equipment, net	69,898	70,869
Restricted equity securities	3,768	3,950
Interest receivable	39,497	37,294
Foreclosed assets held for sale	4,818	—
Goodwill and other intangible assets, net	29,499	31,335
Bank-owned life insurance	71,766	70,810
Other	98,403	90,312
Total assets	$7,638,551	$7,380,680
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing	$957,584	$990,458
Savings, NOW and money market	3,836,070	3,669,726
Time	1,939,972	1,831,092
Total deposits	6,733,626	6,491,276
Federal Home Loan Bank advances	76,256	77,889
Other borrowings	8,875	8,950
Interest payable and other liabilities	91,916	94,422
Total liabilities	6,910,673	6,672,537
Stockholders’ equity
Preferred stock, $0.01 par value: Authorized - 5,000,000 shares; issued - 7,750 at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: Authorized - 200,000,000 shares; issued - 53,590,173 and 53,326,641 shares at June 30, 2024 and December 31, 2023, respectively	536	533
Treasury stock, at cost: 4,340,033 and 3,990,753 shares held at June 30, 2024 and December 31, 2023, respectively	(62,761)	(58,251)
Additional paid-in capital	545,716	543,556
Retained earnings	308,886	272,351
Accumulated other comprehensive loss	(64,499)	(50,046)
Total stockholders’ equity	727,878	708,143
Total liabilities and stockholders’ equity	$7,638,551	$7,380,680

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Operations - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$113,346	$98,982	$223,445	$188,600
Available-for-sale securities - taxable	5,052	2,622	9,580	4,471
Available-for-sale securities - tax-exempt	2,554	3,571	5,107	7,365
Deposits with financial institutions	1,985	1,609	3,966	3,623
Dividends on bank stocks	161	364	239	626
Total interest income	123,098	107,148	242,337	204,685
Interest Expense
Deposits	63,700	48,663	125,811	85,388
Fed funds purchased and repurchase agreements	—	—	—	46
Federal Home Loan Bank Advances	1,442	3,734	1,913	6,125
Other borrowings	64	212	127	366
Total interest expense	65,206	52,609	127,851	91,925
Net Interest Income	57,892	54,539	114,486	112,760
Provision for Credit Losses	2,383	2,640	4,038	7,061
Net Interest Income after Provision for Credit Losses	55,509	51,899	110,448	105,699
Non-Interest Income
Service charges and fees on client accounts	2,333	2,110	4,437	3,939
ATM and credit card interchange income	1,568	1,213	3,055	2,477
Gain on sale of loans	440	1,205	977	1,392
Income from bank-owned life insurance	501	418	957	829
Swap fees and credit valuation adjustments, net	88	84	246	174
Other non-interest income	771	749	1,618	1,389
Total non-interest income	5,701	5,779	11,290	10,200
Non-Interest Expense
Salaries and employee benefits	23,162	24,061	46,747	46,683
Occupancy	3,181	3,054	6,387	6,028
Professional fees	1,083	970	2,055	3,588
Deposit insurance premiums	1,851	1,881	3,757	3,412
Data processing	1,719	1,057	2,689	2,299
Advertising	491	649	1,049	1,401
Software and communication	1,833	1,655	3,657	3,306
Foreclosed assets, net	24	(21)	253	128
Core deposit intangible amortization	906	802	1,837	1,624
Other non-interest expense	3,475	3,304	6,799	7,035
Total non-interest expense	37,725	37,412	75,230	75,504
Net Income Before Taxes	23,485	20,266	46,508	40,395
Income tax expense	4,863	4,219	9,663	8,240
Net Income	$18,622	$16,047	$36,845	$32,155
Basic Earnings Per Common Share	$0.37	$0.33	$0.74	$0.66
Diluted Earnings Per Common Share	$0.37	$0.33	$0.73	$0.65

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net Income	$18,622	$16,047	$36,845	$32,155
Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities	(5,300)	(10,430)	(16,170)	4,521
Less: income tax (benefit) expense	(1,223)	(2,482)	(3,419)	1,175
Unrealized (loss) gain on available-for-sale securities, net of income tax	(4,077)	(7,948)	(12,751)	3,346
Reclassification adjustment for realized (loss) gain included in income	(2)	—	—	63
Less: income tax expense	—	—	—	15
Less: reclassification adjustment for realized (loss) gain included in income, net of income tax	(2)	—	—	48

Unrealized loss on cash flow hedges	(1,072)	(3,632)	(4,277)	(2,092)
Less: income tax benefit	(255)	(865)	(999)	(496)
Unrealized loss on cash flow hedges, net of income tax	(817)	(2,767)	(3,278)	(1,596)
Reclassification adjustment for (loss) gain on cash flow hedges	(1,131)	9	(2,059)	9
Less: income tax (benefit) expense	(269)	2	(483)	2
Less: reclassification adjustment for (loss) gain on cash flow hedges, net of income tax	(862)	7	(1,576)	7
Other comprehensive (loss) income	(4,030)	(10,722)	(14,453)	1,695
Comprehensive Income	$14,592	$5,325	$22,392	$33,850

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity - Unaudited

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at March 31, 2023	7,750	$—	48,600,618	$532	$(64,127)	$539,023	$222,203	$(52,140)	$645,491
Net income	—	—	—	—	—	—	16,047	—	16,047
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(7,948)	(7,948)
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(2,774)	(2,774)
Preferred dividends $13.33 per share	—	—	—	—	—	—	(103)	—	(103)
Issuance of shares from equity-based awards	—	—	52,869	—	—	(77)	—	—	(77)
Warrants exercised, cash settled	—	—	—	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	—	—	—	1,265	—	—	1,265
Balance at June 30, 2023	7,750	$—	48,653,487	$532	$(64,127)	$539,793	$238,147	$(62,862)	$651,483

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance March 31, 2024	7,750	$—	49,400,466	$535	$(59,720)	$544,206	$290,419	$(60,469)	$714,971
Net income	—	—	—	—	—	—	18,622	—	18,622
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(4,075)	(4,075)
Other comprehensive gain - cash flow hedges	—	—	—	—	—	—	—	45	45
Preferred dividends $20.00 per share	—	—	—	—	—	—	(155)	—	(155)
Issuance of shares from equity-based awards	—	—	86,782	1	—	(30)	—	—	(29)
Open market common shares repurchases	—	—	(237,108)	—	(3,041)	—	—	—	(3,041)
Stock-based compensation	—	—	—	—	—	1,540	—	—	1,540
Balance June 30, 2024	7,750	$—	49,250,140	$536	$(62,761)	$545,716	$308,886	$(64,499)	$727,878

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at December 31, 2022	—	$—	48,448,215	$530	$(64,127)	$530,658	$206,095	$(64,557)	$608,599
Net income	—	—	—	—	—	—	32,155	—	32,155
Other comprehensive gain - available-for-sale securities	—	—	—	—	—	—	—	3,298	3,298
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(1,603)	(1,603)
Issuance of preferred shares	7,750	—	—	—	—	7,750	—	—	7,750
Preferred dividends $13.33 per share	—	—	—	—	—	—	(103)	—	(103)
Issuance of shares from equity-based awards	—	—	205,272	2	—	(700)	—	—	(698)
Warrants exercised, cash settled	—	—	—	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	—	—	—	2,503	—	—	2,503
Balance at June 30, 2023	7,750	$—	48,653,487	$532	$(64,127)	$539,793	$238,147	$(62,862)	$651,483

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at December 31, 2023	7,750	$—	49,335,888	$533	$(58,251)	$543,556	$272,351	$(50,046)	$708,143
Net income	—	—	—	—	—	—	36,845	—	36,845
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(12,751)	(12,751)
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(1,702)	(1,702)
Preferred dividends $40.00 per share	—	—	—	—	—	—	(310)	—	(310)
Issuance of shares from equity-based awards	—	—	263,532	3	—	(650)	—	—	(647)
Open market common shares repurchases	—	—	(349,280)	—	(4,510)	—	—	—	(4,510)
Stock-based compensation	—	—	—	—	—	2,810	—	—	2,810
Balance June 30, 2024	7,750	$—	49,250,140	$536	$(62,761)	$545,716	$308,886	$(64,499)	$727,878

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Cash Flows - Unaudited

	For the Six Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Operating Activities
Net income	$36,845	$32,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,842	4,642
Provision for credit losses	4,038	7,061
Accretion of discounts on loans	(928)	(1,371)
Accretion of discounts and amortization of premiums on securities	468	1,732
Stock-based compensation	2,810	2,503
Loss (gain) on disposal of fixed assets	50	(67)
Loss on sale of foreclosed assets and related impairments	—	80
Gain on sale of loans	(977)	(1,392)
Origination of loans held for sale	(1,612)	(23,550)
Proceeds from sale of loans held for sale	3,353	23,368
Deferred income taxes	1,238	(79)
Net increase in bank owned life insurance	(957)	(829)
Net realized gains on equity securities	(18)	—
Net realized gains on available-for-sale securities	—	(63)
Dividends on FHLB stock	(227)	(625)
Changes in:	—
Interest receivable	(2,203)	(3,796)
Other assets	(359)	3,057
Other liabilities	(6,848)	3,373
Net cash provided by operating activities	39,515	46,199
Investing Activities
Net change in loans	(223,959)	(426,834)
Purchases of available-for-sale and equity securities	(76,992)	(121,251)
Proceeds from maturities of available-for-sale securities	23,266	11,605
Proceeds from sale of available-for-sale and equity securities	—	54,572
Proceeds from the sale of foreclosed assets	—	1,050
Purchase of premises and equipment	(2,077)	(5,251)
Proceeds from the sale of premises and equipment and related insurance claims	145	67
Purchase of restricted equity securities	(6,606)	(11,953)
Proceeds from sale of restricted equity securities	7,029	12,062
Terminated cash flow hedges	(324)	—
Net cash used in investing activities	(279,518)	(485,933)
Financing Activities
Net increase (decrease) in demand deposits, savings, NOW and money market accounts	133,470	(444,129)
Net increase in time deposits	108,880	892,782
Net decrease in federal funds sold	—	(20,000)
Proceeds from Federal Home Loan Bank advances	—	22,414
Repayment of Federal Home Loan Bank advances	(1,755)	(70,201)
Net proceeds of lines of credit	—	94,696
Proceeds from issuance of preferred shares, net of issuance cost	—	7,750
Issuance of common shares, net of issuance cost	3	2
Proceeds from employee stock purchase plan	240	167
Repurchase of common stock	(4,500)	—
Acquisition of common stock for tax withholding obligations	(890)	(867)
Settlement of warrants	—	(418)
Dividends paid on preferred stock	(310)	(103)
Net cash provided by financing activities	235,138	482,093
(Decrease) increase in Cash and Cash Equivalents	(4,865)	42,359
Cash and Cash Equivalents, Beginning of Period	255,229	300,138
Cash and Cash Equivalents, End of Period	$250,364	$342,497
Supplemental Cash Flows Information
Interest paid	$125,914	$83,157
Income taxes paid	12,215	7,754
Repossessed assets in settlement of loans	4,818	—

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

Related Party Transactions

The Bank extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans totaled $10 million and $12 million, while related party deposits totaled $90 million and $106 million, at June 30, 2024 and December 31, 2023, respectively. Related parties also owned $6 million of the

Company’s Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), at June 30, 2024.

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

Note 2:   Securities

Available-for-Sale (“AFS”) Securities

AFS securities are summarized as follows as of the dates indicated:

	June 30, 2024
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Federal agency obligations	$9,989	$4	$—	$9,993
Mortgage-backed - GSE residential	245,822	182	24,288	221,716
Collateralized mortgage obligations - GSE residential	100,300	312	1,713	98,899
State and political subdivisions	393,380	240	50,094	343,526
Small Business Administration loan pools	122,173	279	2,702	119,750
Corporate bonds	9,589	—	1,124	8,465
Total available-for-sale securities	$881,253	$1,017	$79,921	$802,349

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Federal agency obligations	$9,988	$84	$—	$10,072
U.S. Treasury securities	4,965	3	—	4,968
Mortgage-backed - GSE residential	233,203	629	21,370	212,462
Collateralized mortgage obligations - GSE residential	50,125	493	674	49,944
State and political subdivisions	396,349	497	40,949	355,897
Small Business Administration loan pools	125,017	722	961	124,778
Corporate bonds	9,740	—	1,208	8,532
Total available-for-sale securities	$829,387	$2,428	$65,162	$766,653

The carrying value of securities pledged as collateral was $45 million and $40 million at June 30, 2024 and December 31, 2023, respectively.

As of both June 30, 2024 and December 31, 2023, the AFS securities had $7 million of accrued interest, excluded from the amortized cost basis, and presented in “interest receivable” on the consolidated statements of financial condition.

The following tables summarize the gross realized gains and losses from sales or maturities of AFS securities as of the dates shown:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024			June 30, 2024
	Gross	Gross	Net	Gross	Gross	Net
	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Loss	Gains	Losses	Gain

(Dollars in thousands)
Available-for-sale securities	$3	$(5)	$(2)	$5	$(5)	$—

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2023
	Gross	Gross	Net	Gross	Gross	Net
	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Gain	Gains	Losses	Gain

(Dollars in thousands)
Available-for-sale securities	$74	$(74)	$—	$267	$(204)	$63

The following tables summarize AFS securities gross unrealized losses, as of the dates shown, along with the length of time in an unrealized loss position:

	June 30, 2024
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Federal agency obligations	$—	$—	—	$—	$—	—	$—	$—	—
Mortgage-backed - GSE residential	58,648	641	16	129,514	23,647	52	188,162	24,288	68
Collateralized mortgage obligations - GSE residential	72,985	1,208	16	7,236	505	17	80,221	1,713	33
State and political subdivisions	21,513	288	16	309,457	49,806	210	330,970	50,094	226
Small Business Administration loan pools	52,084	795	6	57,523	1,907	12	109,607	2,702	18
Corporate bonds	—	—	—	8,465	1,124	4	8,465	1,124	4
Total temporarily impaired AFS securities	$205,230	$2,932	54	$512,195	$76,989	295	$717,425	$79,921	349

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Federal agency obligations	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Treasury securities	—	—	—	—	—	—	—	—	—
Mortgage-backed - GSE residential	21,523	56	5	137,626	21,314	52	159,149	21,370	57
Collateralized mortgage obligations - GSE residential	17,707	135	4	8,469	539	17	26,176	674	21
State and political subdivisions	33,577	207	20	287,128	40,742	190	320,705	40,949	210
Small Business Administration loan pools	76,380	959	11	91	2	4	76,471	961	15
Corporate bonds	—	—	—	8,532	1,208	5	8,532	1,208	5
Total temporarily impaired AFS securities	$149,187	$1,357	40	$441,846	$63,805	268	$591,033	$65,162	308

Management evaluated all of the AFS securities in an unrealized loss position at June 30, 2024. The unrealized losses in the Company’s investment portfolio were primarily caused by interest rate changes. The Company does not intend to sell the investments, and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The Company did not record any credit losses on AFS securities during the six months ended June 30, 2024 or the year ended December 31, 2023.

The amortized cost, fair value, and weighted average yield of AFS securities by contractual maturity, are shown below:

	June 30, 2024
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(Dollars in thousands)
Available-for-sale securities
Federal agency obligations(1)
Amortized cost	$—	$—	$—	$9,989	$9,989
Estimated fair value	$—	$—	$—	$9,993	$9,993
Weighted average yield(2)	—%	—%	—%	6.41%	6.41%
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$815	$245,007	$245,822
Estimated fair value	$—	$—	$744	$220,972	$221,716
Weighted average yield(2)	—%	—%	2.24%	3.29%	3.29%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$2,096	$—	$98,204	$100,300
Estimated fair value	$—	$2,003	$—	$96,896	$98,899
Weighted average yield(2)	—%	2.80%	—%	5.92%	5.86%
State and political subdivisions(1)
Amortized cost	$519	$3,465	$60,306	$329,090	$393,380
Estimated fair value	$525	$3,417	$58,911	$280,673	$343,526
Weighted average yield(2)	4.05%	4.35%	2.95%	2.57%	2.64%
Small Business Administration loan pools(1)
Amortized cost	$6	$—	$76	$122,091	$122,173
Estimated fair value	$6	$—	$73	$119,671	$119,750
Weighted average yield(2)	4.95%	—%	4.12%	4.85%	4.85%
Corporate bonds(1)
Amortized cost	$—	$97	$9,492	$—	$9,589
Estimated fair value	$—	$91	$8,374	$—	$8,465
Weighted average yield(2)	—%	5.07%	5.71%	—%	5.70%
Total available-for-sale securities
Amortized cost	$525	$5,658	$70,689	$804,381	$881,253
Estimated fair value	$531	$5,511	$68,102	$728,205	$802,349
Weighted average yield(2)	4.06%	3.79%	3.32%	3.59%	3.57%
(1)	Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2)	Yields are calculated based on amortized cost using 30/360 day basis. Tax-exempt securities are not tax effected.

Equity Securities

Equity securities consist of $7.1 million of private equity investments. Equity securities are included in other assets on the consolidated statements of financial condition.

The Company elected a measurement alternative for its private equity investments that did not have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value using the net asset value per share. A cost basis was calculated for the equity investments. The recorded balance will adjust for any impairment or any observable price changes for an identical or similar investment of the same issuer. No such events occurred during the three- or six-month periods ended June 30, 2024.

The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on equity securities:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net (losses) gains recognized during the reporting period on equity securities	$(8)	$6	$13	$16
Less: net gains recognized during the period on equity securities sold during the period	—	—	18	—
Unrealized (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(8)	$6	$(5)	$16

Note 3:   Loans and Allowance for Credit Losses

The table below shows the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs, and fair value marks of $24 million and $25 million as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024		December 31, 2023

	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and industrial	$2,206,879	35%	$2,160,212	35%
Energy	234,297	4	214,218	3
Commercial real estate - owner-occupied	592,464	9	566,253	9
Commercial real estate - non-owner-occupied	2,812,231	44	2,685,534	44
Residential real estate	473,712	7	464,095	8
Consumer	24,824	1	37,378	1
Loans, net of unearned fees	6,344,407	100%	6,127,690	100%
Less: Allowance for credit losses on loans	(76,218)		(73,462)
Loans, net of the allowance for credit losses on loans	$6,268,189		$6,054,228

Accrued interest of $32 million and $30 million at June 30, 2024 and December 31, 2023, respectively, presented in “interest receivable” on the consolidated statements of financial condition is excluded from the amortized cost basis disclosed in the above table.

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

Risk Ratings

The Company uses a series of grades which reflect its assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Risk ratings are established for loans at origination and are monitored on an ongoing basis. The rating assigned to a loan reflects the risks posed by the borrower’s expected performance and the transaction’s structure. Performance metrics used to determine a risk rating include, but are not limited to, cash flow adequacy, liquidity, and collateral. A description of the loan risk ratings follows:

●	Pass - The category includes loans that are considered satisfactory. The category includes borrowers that generally maintain good liquidity and financial condition, or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is programmed and timely repayment is expected.

●	Special Mention - The category includes borrowers that generally exhibit adverse trends in operations or an imbalanced position in their balance sheet that has not reached a point where repayment is jeopardized. Credits are currently protected but, if left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s credit or lien position at a future date. These credits are not adversely classified and do not expose the Company to enough risk to warrant adverse classification.
●	Substandard - The category includes borrowers that generally exhibit well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Substandard loans include both performing and non-performing loans and are broken out in the table below.
●	Doubtful - The category includes borrowers that exhibit weaknesses inherent in a substandard credit and characteristics that these weaknesses make collection or liquidation in full highly questionable or improbable based on existing facts, conditions, and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
●	Loss - Credits that are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments:

	As of June 30, 2024
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$229,977	$258,064	$227,341	$141,191	$36,502	$31,757	$1,078,641	$75,157	$2,078,630
Special mention	749	5,195	13,037	1,575	—	18	28,865	1,228	50,667
Substandard - accrual	1,855	12,486	1,828	6,351	141	1,925	25,742	18,022	68,350
Substandard - non-accrual	—	1,040	39	262	—	117	5,279	496	7,233
Doubtful	—	—	—	—	—	—	1,999	—	1,999
Loss	—	—	—	—	—	—	—	—	—
Total	$232,581	$276,785	$242,245	$149,379	$36,643	$33,817	$1,140,526	$94,903	$2,206,879
Energy
Pass	$—	$—	$6,161	$—	$—	$—	$227,153	$905	$234,219
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	—	—	—
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	78	—	78
Loss	—	—	—	—	—	—	—	—	—
Total	$-	$-	$6,161	$-	$-	$-	$227,231	$905	$234,297
Commercial real estate - owner-occupied
Pass	$29,885	$56,210	$102,706	$113,208	$62,649	$70,760	$77,325	$32,734	$545,477
Special mention	9,478	1,909	5,254	9,717	1,725	3,090	—	566	31,739
Substandard - accrual	3,236	2,977	5,477	—	1,625	69	—	1,528	14,912
Substandard - non-accrual	—	—	336	—	—	—	—	—	336
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$42,599	$61,096	$113,773	$122,925	$65,999	$73,919	$77,325	$34,828	$592,464
Commercial real estate - non-owner-occupied
Pass	$208,723	$398,698	$840,819	$219,509	$166,543	$103,686	$676,674	$144,211	$2,758,863
Special mention	—	—	18,882	7,123	—	15,047	—	—	41,052
Substandard - accrual	3,600	4,549	—	—	3,622	298	—	—	12,069
Substandard - non-accrual	—	—	247	—	—	—	—	—	247
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$212,323	$403,247	$859,948	$226,632	$170,165	$119,031	$676,674	$144,211	$2,812,231
Residential real estate
Pass	$12,201	$49,688	$92,577	$78,235	$97,158	$92,260	$43,035	$—	$465,154
Special mention	—	4,167	492	1,626	173	—	—	—	6,458
Substandard - accrual	253	—	—	1,300	—	199	176	—	1,928
Substandard - non-accrual	—	—	—	—	—	—	—	172	172
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$12,454	$53,855	$93,069	$81,161	$97,331	$92,459	$43,211	$172	$473,712
Consumer
Pass	$2,130	$3,507	$4,230	$346	$34	$239	$14,316	$—	$24,802
Special mention	—	—	—	—	—	3	—	—	3
Substandard - accrual	—	—	—	—	19	—	—	—	19
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,130	$3,507	$4,230	$346	$53	$242	$14,316	$-	$24,824
Total
Pass	$482,916	$766,167	$1,273,834	$552,489	$362,886	$298,702	$2,117,144	$253,007	$6,107,145
Special mention	10,227	11,271	37,665	20,041	1,898	18,158	28,865	1,794	129,919
Substandard - accrual	8,944	20,012	7,305	7,651	5,407	2,491	25,918	19,550	97,278
Substandard - non-accrual	—	1,040	622	262	—	117	5,279	668	7,988
Doubtful	—	—	—	—	—	—	2,077	—	2,077
Loss	—	—	—	—	—	—	—	—	—
Total	$502,087	$798,490	$1,319,426	$580,443	$370,191	$319,468	$2,179,283	$275,019	$6,344,407

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$379,360	$258,182	$193,302	$54,901	$38,762	$18,801	$1,061,365	$53,015	$2,057,688
Special mention	2,442	925	6,000	2,674	1,460	26	9,748	3,175	26,450
Substandard - accrual	12,655	1,877	5,101	238	598	815	28,652	16,831	66,767
Substandard - non-accrual	—	—	266	24	—	—	6,848	178	7,316
Doubtful	—	—	—	—	—	—	1,991	—	1,991
Loss	—	—	—	—	—	—	—	—	—
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Energy
Pass	$4,581	$6,868	$—	$156	$—	$—	$202,218	$107	$213,930
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	—	—	—
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	288	—	288
Loss	—	—	—	—	—	—	—	—	—
Total	$4,581	$6,868	$—	$156	$—	$—	$202,506	$107	$214,218
Commercial real estate - owner-occupied
Pass	$56,236	$92,148	$119,684	$62,072	$49,992	$32,936	$76,782	$36,263	$526,113
Special mention	10,095	6,798	8,522	1,747	793	2,448	—	576	30,979
Substandard - accrual	2,977	—	—	1,635	770	2,047	—	1,528	8,957
Substandard - non-accrual	—	—	204	—	—	—	—	—	204
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Commercial real estate - non-owner-occupied
Pass	$477,238	$842,755	$242,405	$161,845	$65,540	$50,062	$626,998	$145,621	$2,612,464
Special mention	—	18,939	7,331	—	17,208	4,052	—	—	47,530
Substandard - accrual	10,341	—	2,396	3,626	—	298	—	439	17,100
Substandard - non-accrual	—	713	6,029	1,698	—	—	—	—	8,440
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Residential real estate
Pass	$37,676	$86,919	$82,390	$110,853	$36,589	$62,288	$37,619	$—	$454,334
Special mention	—	813	3,519	176	—	—	—	—	4,508
Substandard - accrual	253	—	1,317	3,125	203	—	176	—	5,074
Substandard - non-accrual	—	—	—	—	—	—	—	179	179
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Consumer
Pass	$11,591	$6,004	$462	$54	$221	$25	$18,960	$—	$37,317
Special mention	—	—	—	—	—	5	—	—	5
Substandard - accrual	—	—	—	23	—	—	—	—	23
Substandard - non-accrual	—	33	—	—	—	—	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$—	$37,378
Total
Pass	$966,682	$1,292,876	$638,243	$389,881	$191,104	$164,112	$2,023,942	$235,006	$5,901,846
Special mention	12,537	27,475	25,372	4,597	19,461	6,531	9,748	3,751	109,472
Substandard - accrual	26,226	1,877	8,814	8,647	1,571	3,160	28,828	18,798	97,921
Substandard - non-accrual	—	746	6,499	1,722	—	—	6,848	357	16,172
Doubtful	—	—	—	—	—	—	2,279	—	2,279
Loss	—	—	—	—	—	—	—	—	—
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2019 and		converted to
	2024	2023	2022	2021	2020	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$-	$-	$22	$-	$-	$19	$841	$1,855	$2,737
60-89 days	-	-	20	-	-	71	329	-	420
Greater than 90 days	-	1,040	25	454	-	152	7,279	-	8,950
Total past due	-	1,040	67	454	-	242	8,449	1,855	12,107
Current	232,581	275,745	242,178	148,925	36,643	33,575	1,132,077	93,048	2,194,772
Total	$232,581	$276,785	$242,245	$149,379	$36,643	$33,817	$1,140,526	$94,903	$2,206,879
Greater than 90 days and accruing	$-	$-	$-	$192	$-	$35	$-	$-	$227
Energy
30-59 days	$-	$-	$-	$-	$-	$-	$-	$-	$-
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-	78	-	78
Total past due	-	-	-	-	-	-	78	-	78
Current	-	-	6,161	-	-	-	227,153	905	234,219
Total	$-	$-	$6,161	$-	$-	$-	$227,231	$905	$234,297
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner-occupied
30-59 days	$3,236	$-	$-	$-	$506	$-	$-	$-	$3,742
60-89 days	-	-	4,024	-	-	-	-	-	4,024
Greater than 90 days	-	-	336	-	-	-	-	-	336
Total past due	3,236	-	4,360	-	506	-	-	-	8,102
Current	39,363	61,096	109,413	122,925	65,493	73,919	77,325	34,828	584,362
Total	$42,599	$61,096	$113,773	$122,925	$65,999	$73,919	$77,325	$34,828	$592,464
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner-occupied
30-59 days	$4,319	$-	$-	$-	$-	$68	$-	$-	$4,387
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	247	-	-	141	-	-	388
Total past due	4,319	-	247	-	-	209	-	-	4,775
Current	208,004	403,247	859,701	226,632	170,165	118,822	676,674	144,211	2,807,456
Total	$212,323	$403,247	$859,948	$226,632	$170,165	$119,031	$676,674	$144,211	$2,812,231
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$141	$-	$-	$141
Residential real estate
30-59 days	$-	$-	$5	$86	$-	$-	$71	$-	$162
60-89 days	253	-	-	-	-	199	-	-	452
Greater than 90 days	-	-	-	1,300	-	-	176	-	1,476
Total past due	253	-	5	1,386	-	199	247	-	2,090
Current	12,201	53,855	93,064	79,775	97,331	92,260	42,964	172	471,622
Total	$12,454	$53,855	$93,069	$81,161	$97,331	$92,459	$43,211	$172	$473,712
Greater than 90 days and accruing	$-	$-	$-	$1,300	$-	$-	$176	$-	$1,476
Consumer
30-59 days	$-	$-	$6	$15	$-	$-	$50	$-	$71
60-89 days	-	-	-	1	-	-	53	-	54
Greater than 90 days	-	-	-	-	-	-	-	-	-
Total past due	-	-	6	16	-	-	103	-	125
Current	2,130	3,507	4,224	330	53	242	14,213	-	24,699
Total	$2,130	$3,507	$4,230	$346	$53	$242	$14,316	$-	$24,824
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total
30-59 days	$7,555	$-	$33	$101	$506	$87	$962	$1,855	$11,099
60-89 days	253	-	4,044	1	-	270	382	-	4,950
Greater than 90 days	-	1,040	608	1,754	-	293	7,533	-	11,228
Total past due	7,808	1,040	4,685	1,856	506	650	8,877	1,855	27,277
Current	494,279	797,450	1,314,741	578,587	369,685	318,818	2,170,406	273,164	6,317,130
Total	$502,087	$798,490	$1,319,426	$580,443	$370,191	$319,468	$2,179,283	$275,019	$6,344,407
Greater than 90 days and accruing	$-	$-	$-	$1,492	$-	$176	$176	$-	$1,844

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2018 and		converted to
	2023	2022	2021	2020	2019	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$250	$178	$—	$81	$—	$136	$158	$151	$954
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	30	28	347	24	199	—	10,800	2,376	13,804
Total past due	280	206	347	105	199	136	10,958	2,527	14,758
Current	394,177	260,778	204,322	57,732	40,621	19,506	1,097,646	70,672	2,145,454
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Greater than 90 days and accruing	$30	$28	$81	$—	$199	$—	$2,000	$2,199	$4,537
Energy
30-59 days	$—	$—	$—	$—	$—	$—	$30	$—	$30
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—	288	—	288
Total past due	—	—	—	—	—	—	318	—	318
Current	4,581	6,868	—	156	—	—	202,188	107	213,900
Total	$4,581	$6,868	$—	$156	$—	$—	$202,506	$107	$214,218
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
30-59 days	$—	$—	$—	$371	$—	$71	$—	$—	$442
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	204	—	—	—	—	—	204
Total past due	—	—	204	371	—	71	—	—	646
Current	69,308	98,946	128,206	65,083	51,555	37,360	76,782	38,367	565,607
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner-occupied
30-59 days	$—	$—	$—	$—	$—	$—	$—	$—	$—
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	713	6,029	1,698	—	307	—	—	8,747
Total past due	—	713	6,029	1,698	—	307	—	—	8,747
Current	487,579	861,694	252,132	165,471	82,748	54,105	626,998	146,060	2,676,787
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$307	$—	$—	$307
Residential real estate
30-59 days	$—	$6	$—	$137	$—	$—	$—	$—	$143
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	1,317	—	—	—	176	—	1,493
Total past due	—	6	1,317	137	—	—	176	—	1,636
Current	37,929	87,726	85,909	114,017	36,792	62,288	37,619	179	462,459
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Greater than 90 days and accruing	$—	$—	$1,317	$—	$—	$—	$176	$—	$1,493
Consumer
30-59 days	$—	$219	$40	$—	$—	$—	$200	$—	$459
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	35	—	—	—	—	—	—	35
Total past due	—	254	40	—	—	—	200	—	494
Current	11,591	5,783	422	77	221	30	18,760	—	36,884
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$—	$37,378
Greater than 90 days and accruing	$—	$2	$—	$—	$—	$—	$—	$—	$2
Total
30-59 days	$250	$403	$40	$589	$—	$207	$388	$151	$2,028
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	30	776	7,897	1,722	199	307	11,264	2,376	24,571
Total past due	280	1,179	7,937	2,311	199	514	11,652	2,527	26,599
Current	1,005,165	1,321,795	670,991	402,536	211,937	173,289	2,059,993	255,385	6,101,091
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690
Greater than 90 days and accruing	$30	$30	$1,398	$—	$199	$307	$2,176	$2,199	$6,339

Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date, if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan segments at June 30, 2024 and December 31, 2023:

As of June 30, 2024
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2019 and	Revolving	converted	Total Non-	no related
	2024	2023	2022	2021	2020	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$1,040	$39	$262	$—	$117	$7,278	$496	$9,232	$5,279
Energy	—	—	—	—	—	—	78	—	78	78
Commercial real estate - owner-occupied	—	—	336	—	—	—	—	—	336	336
Commercial real estate - non-owner-occupied	—	—	247	—	—	—	—	—	247	—
Residential real estate	—	—	—	—	—	—	—	172	172	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$—	$1,040	$622	$262	$—	$117	$7,356	$668	$10,065	$5,693

As of December 31, 2023
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2018 and	Revolving	converted	Total Non-	no related
	2023	2022	2021	2020	2019	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$—	$266	$24	$—	$—	$8,839	$178	$9,307	$6,198
Energy	—	—	—	—	—	—	288	—	288	288
Commercial real estate - owner-occupied	—	—	204	—	—	—	—	—	204	204
Commercial real estate - non-owner-occupied	—	713	6,029	1,698	—	—	—	—	8,440	1,698
Residential real estate	—	—	—	—	—	—	—	179	179	179
Consumer	—	33	—	—	—	—	—	—	33	33
Total	$—	$746	$6,499	$1,722	$—	$—	$9,127	$357	$18,451	$8,600

Interest income recognized on non-accrual loans was zero during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the interest income recognized on non-accrual loans was $0.1 million and $0.3 million, respectively.

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

Asset Specific - When unique qualities cause a loan’s exposure to loss to be inconsistent with the pooled reserves, the loan is individually evaluated. Individual reserves are calculated for loans that are risk-rated substandard and on non-accrual, doubtful or loss that are greater than a defined dollar threshold. Reserves on asset specific loans may be based on collateral, for collateral-dependent loans, or on quantitative and qualitative factors, including expected cash flow, market sentiment, and guarantor support.

Quantitative - The Company used the cohort method, which identifies and captures the balance of a pool of loans with similar risk characteristics as of a particular time to form a cohort. The cohort is then tracked for losses over the remaining life of loans or until the pool is exhausted. The Company used a lookback period of approximately six years to establish the cohort population. By using the historical data timeframe, the Company can establish a historical loss factor for each of its loan segments.

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

The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by loan segment for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024

			Commercial	Commercial
			Real Estate	Real Estate
	Commercial		Owner-	Non-owner-	Residential
	and Industrial	Energy	Occupied	Occupied	Real Estate	Consumer	Total

	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$33,821	$3,169	$6,385	$27,989	$3,466	$26	$74,856
Charge-offs	(743)	—	—	(549)	—	(13)	(1,305)
Recoveries	25	—	—	—	259	—	284
Provision (release)	524	156	306	1,642	(302)	57	2,383
Ending balance	$33,627	$3,325	$6,691	$29,082	$3,423	$70	$76,218
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance	$1,008	$—	$89	$4,020	$95	$1	$5,213
Provision (release)	(225)	133	18	99	(28)	3	—
Ending balance	$783	$133	$107	$4,119	$67	$4	$5,213

	For the Six Months Ended June 30, 2024

			Commercial	Commercial
			Real Estate	Real Estate
	Commercial		Owner-	Non-owner-	Residential
	and Industrial	Energy	Occupied	Occupied	Real Estate	Consumer	Total

	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$32,244	$3,143	$6,445	$28,130	$3,456	$44	$73,462
Charge-offs	(1,529)	—	—	(1,397)	—	(13)	(2,939)
Recoveries	80	118	—	—	259	—	457
Provision (release)	2,832	64	246	2,349	(292)	39	5,238
Ending balance	$33,627	$3,325	$6,691	$29,082	$3,423	$70	$76,218
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance	$954	$149	$125	$5,096	$89	$—	$6,413
Provision (release)	(171)	(16)	(18)	(977)	(22)	4	(1,200)
Ending balance	$783	$133	$107	$4,119	$67	$4	$5,213

The ACL balance increased $1.4 million during the quarter ended June 30, 2024 and included provision of $2.4 million primarily due to loan growth and economic factors. Net charge-offs for the quarter were $1.0 million, primarily due to charge-offs on one commercial and industrial loan and one commercial real estate – non-owner-occupied loan related to a commercial construction non-accrual credit that moved to foreclosed assets held for sale during the prior quarter. The reserve on unfunded commitments remained consistent with the prior quarter.

The ACL balance increased $2.8 million during the six months ended June 30, 2024 and included provision of $5.2 million due to loan growth and an increase in specific reserves. Net charge-offs were $2.5 million for the six months ended June 30, 2024, primarily due to charge-offs on three commercial and industrial loans, one commercial real estate – non-owner-occupied loan and one credit card account. The reserve on unfunded commitments decreased $1.2 million due to a decrease in unfunded commitments.

The following table presents the Company’s gross charge-offs by year of origination for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	Gross Charge-offs by Origination Year						Gross Charge-offs
								Revolving
								loans
								converted	Gross
						2019 and	Revolving	to term	Charge-
	2024	2023	2022	2021	2020	Prior	loans	loans	offs

	(Dollars in thousands)
Commercial and industrial	$—	$644	$16	$—	$—	$—	$83	$—	$743
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate - owner-occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner-occupied	—	—	23	—	—	—	—	526	549
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer	—	—	13	—	—	—	—	—	13
Total	$—	$644	$52	$—	$—	$—	$83	$526	$1,305

	For the Six Months Ended June 30, 2024
	Gross Charge-offs by Origination Year						Gross Charge-offs
								Revolving
								loans
								converted	Gross
						2019 and	Revolving	to term	Charge-
	2024	2023	2022	2021	2020	Prior	loans	loans	offs

	(Dollars in thousands)
Commercial and industrial	$—	$644	$16	$—	$24	$—	$667	$178	$1,529
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate - owner-occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner-occupied	—	—	186	—	—	—	—	1,211	1,397
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer	—	—	13	—	—	—	—	—	13
Total	$—	$644	$215	$—	$24	$—	$667	$1,389	$2,939

Collateral Dependent Loans:

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The following tables present the amortized cost balance of loans considered collateral dependent by loan segment and collateral type as of June 30, 2024 and December 31, 2023:

As of June 30, 2024
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$8,674	$2,263	$5,279
Energy
Oil and natural gas properties	78	—	78
Commercial real estate - owner-occupied
Commercial real estate properties	336	—	336
Commercial real estate - non-owner-occupied
Commercial real estate properties	247	24	—
Residential real estate
Residential real estate properties	—	—	—
	$9,335	$2,287	$5,693

As of December 31, 2023
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$9,308	$1,392	$6,198
Energy
Oil and natural gas properties	288	—	288
Commercial real estate - owner-occupied
Commercial real estate properties	204	—	204
Commercial real estate - non-owner-occupied
Commercial real estate properties	8,440	571	1,698
Residential real estate
Residential real estate properties	179	—	179
Consumer
Vehicles & other personal assets	—	—	—
	$18,419	$1,963	$8,567

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

The amortized cost basis of TDMs, which were modified to facilitate repayment, were $13.9 million and $4.7 million at June 30, 2024 and 2023, respectively. At June 30, 2024, the TDMs include loans modified during the prior twelve months in accordance with the accounting guidance for TDMs. At June 30, 2023, the TDMs include loans modified in the prior six months based on the January 1, 2023 adoption of the accounting standard for TDMs. The following tables present, by loan segment, the amortized cost basis as of the dates shown for modified loans to borrowers experiencing financial difficulty:

	June 30, 2024
	Term Extension		Payment Delay		Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class

	(Dollars in thousands)
Commercial and industrial	$2,697	0.12%	$2,368	0.11%	$460	0.02%
Commercial real estate - owner-occupied	3,236	0.56	418	0.07	4,504	0.78
Residential real estate	253	0.05	—	—	—	—
Total Loans	$6,186		$2,786		$4,964

	June 30, 2023
	Term Extension
	Amortized Cost Basis	% of Loan Class
	(Dollars in thousands)
Commercial and industrial	$4,607	0.22%
Commercial real estate - owner-occupied	65	0.01
Total Loans	$4,672

The following tables present the payment status by loan segment of the amortized cost basis of loans that have been modified as of the dates shown:

	Balance at June 30, 2024
		30-59 Days	60-89 Days	Greater than 90	Total
	Current	Past Due	Past Due	Days Past Due	Past Due

	(Dollars in thousands)
Commercial and industrial	$3,341	$1,855	$329	$—	$2,184
Commercial real estate - owner-occupied	4,923	3,235	—	—	3,235
Residential real estate	—	—	253	—	253
Total Loans	$8,264	$5,090	$582	$—	$5,672

	Balance at June 30, 2023
		30-59 Days	60-89 Days	Greater than 90	Total
	Current	Past Due	Past Due	Days Past Due	Past Due

	(Dollars in thousands)
Commercial and industrial	$4,607	$—	$—	$—	$—
Commercial real estate - owner-occupied	65	—	—	—	—
Total Loans	$4,672	$—	$—	$—	$—

The Company had no TDMs that were modified and had defaulted on their modified terms during the three and six months ended June 30, 2024 and 2023. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates shown:

June 30, 2024
Financial Effect
	Term Extension	Payment Delay	Combination - Term Extension and Payment Delay
Commercial and industrial	Added a weighted average of 1.3 years to the life of loan, which reduced monthly payment amounts	Delayed payments for a weighted average of 0.8 years	Added a weighted average of 0.9 years to the life of loans, which reduced monthly payment amounts and delayed payments for a weighted average of 0.4 years
Commercial real estate - owner-occupied	Added a weighted average of 0.5 years to the life of loan, which reduced monthly payment amounts	Delayed payments for a weighted average of 1.0 years	Added a weighted average of 0.4 years to the life of loans, which reduced monthly payment amounts and delayed payments for a weighted average of 0.4 years
Residential real estate	Added a weighted average of 0.4 years to the life of loan, which reduced monthly payment amounts

June 30, 2023
Financial Effect
Term Extension
Commercial and industrial	Added a weighted average of 1.2 years to the life of loan, which reduced monthly payment amounts
Commercial real estate - owner-occupied	Added a weighted average of 0.6 years to the life of loan, which reduced monthly payment amounts

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision (release) for credit loss expense. The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of the expected credit losses on commitments expected to be funded over its estimated life. For each pool of contractual obligations expected to be funded, the Company uses the reserve rate established for the related loan pools. The $5 million and $6 million allowance for credit losses on off-balance sheet credit exposures at June 30, 2024 and December 31, 2023, respectively, are included in “interest payable and other liabilities” on the statements of financial condition.

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

Note 4:   Leases

The Company’s leases primarily include bank branches located in Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco, Texas; Fort Worth, Texas; Phoenix, Arizona; Denver, Colorado; and Colorado Springs, Colorado. The remaining lease terms on these branch leases range from less than two years to 18 years with certain options to renew. Renewal terms can extend the lease term between five years and 20 years. The exercise of lease renewal options is at the Company’s sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in the estimated value of the right of use (“ROU”) asset and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2024, the Company recognized one finance lease and the remaining Company leases were classified as operating leases.

The ROU asset is included in “Other assets” on the consolidated statements of financial condition, and was $28 million and $30 million at June 30, 2024 and December 31, 2023, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other liabilities” on the consolidated statements of financial condition and was $32 million and $34 million at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the remaining weighted-average lease term was 10.3 years, and the weighted-average discount rate was 2.77% utilizing the Company’s incremental Federal Home Loan Bank (“FHLB”) borrowing rate for borrowings of a similar term at the date of lease commencement.

The following table presents components of operating lease expense in the accompanying consolidated statements of operations for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Finance lease amortization of right-of-use asset	$74	$71	$147	$141
Finance lease interest on lease liability	66	68	132	137
Operating lease expense	862	731	1,724	1,463
Variable lease expense	302	488	641	881
Short-term lease expense	10	5	16	10
Total lease expense	$1,314	$1,363	$2,660	$2,632

Future minimum commitments under operating and finance leases as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases

	(Dollars in thousands)
Remainder of 2024	$1,883	$245
2025	3,806	490
2026	3,852	490
2027	3,847	528
2028	3,427	540
Thereafter	10,750	7,704
Total lease payments	27,565	9,997
Less: imputed interest	2,620	2,710
Total	$24,945	$7,287

Supplemental cash flow information

Operating cash flows paid for operating leases included in the measurement of lease liabilities were $1.9 million and $1.8 million, respectively, for the six months ended June 30, 2024 and 2023. Operating cash flows paid for finance lease amounts included in the measurement of lease liabilities were $0.2 million for both the six months ended

June 30, 2024 and 2023. During the six months ended June 30, 2024, the Company did not record any ROU assets that were exchanged for operating lease liabilities.

Note 5:   Goodwill and Core Deposit Intangible

Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. In accordance with GAAP, the Company performs annual tests to identify impairment of goodwill and more frequently if events or circumstances indicate a potential impairment may exist. No goodwill impairment was recorded during the six months ended June 30, 2024.

The Company is amortizing the core deposit intangible (“CDI”) over its estimated useful life of approximately 10 years from the date of each respective acquisition using the sum of the years’ digits accelerated method.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the CDI at June 30, 2024 and December 31, 2023 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
June 30, 2024
Goodwill	$14,135	$—	$14,135
Core deposit intangible	21,938	6,574	15,364
Total goodwill and intangible assets	$36,073	$6,574	$29,499
December 31, 2023
Goodwill	$14,135	$—	$14,135
Core deposit intangible	21,938	4,738	17,200
Total goodwill and intangible assets	$36,073	$4,738	$31,335

The estimated aggregate future amortization expense over the next five years for the CDI is as follows at June 30, 2024:

(Dollars in thousands)
For the six months ending December 31, 2024	$1,732
For the year ending December 31, 2025	3,155
For the year ending December 31, 2026	2,739
For the year ending December 31, 2027	2,325
For the year ending December 31, 2028	1,909

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

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate derivatives to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may utilize interest rate swaps, including forwards, interest rate caps, floors, collars, corridors and swaptions as part of its interest rate risk management strategy. During the second quarter of 2024, the Company had interest rate swaps and a collar to hedge the variable cash flows associated with existing variable-rate debt and loan assets in place. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and the receipt of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During the first six months of 2024, two cash flow hedges matured and two cash flow hedges were terminated. Derivatives that qualify as cash flow hedges and are designated as such include one instrument with a total notional value of $250 million at June 30, 2024, and five instruments with a total notional value of $340 million at December 31, 2023.

For derivatives that qualify as cash flow hedges of interest rate risk and are designated as such, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and debt. The Company currently estimates that $3.2 million will be reclassified as a net decrease to net interest income during the next twelve months. These reclassifications are for active hedges, as well as amounts related to five hedged swaps that were terminated in 2022 and the two hedged swaps terminated in the first quarter of 2024, that continue to be recognized based on the original effective dates of the hedged transactions.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 2.5 years.

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

Swap fees earned upon origination and credit valuation adjustments that represent the risk of a counterparty’s default are reported on the consolidated statements of operations as swap fees and credit valuation adjustments, net. The effect of the Company’s derivative financial instruments gain (loss) is reported on the consolidated statements of cash flows within “other assets” and “other liabilities”.

The Company had 48 and 46 swaps outstanding with an aggregate notional amount of $349 million and $307 million at June 30, 2024 and December 31, 2023, respectively.

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the consolidated statements of financial condition as of June 30, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
	Statement of			Statement of
	Financial			Financial
	Condition	June 30,	December 31,	Condition	June 30,	December 31,
	Location	2024	2023	Location	2024	2023

	(Dollars in thousands)
Interest rate products:
Derivatives designated as hedging instruments	Other assets and Interest receivable	$—	$101	Interest payable and other liabilities	$8,056	$5,992
Derivatives not designated as hedging instruments	Other assets and Interest receivable	9,354	7,830	Interest payable and other liabilities	9,394	7,837
Total		$9,354	$7,931		$17,450	$13,829

The tables below present the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2024 and 2023.

	Location of					Gain or	Gain or
	Gain or (Loss)					(Loss)	(Loss)
	Recognized				Gain or	Reclassified	Reclassified
	from		Gain or	Gain or	(Loss)	from	from
	Accumulated	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Other	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	Comprehensive	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	Income into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

		(Dollars in thousands)
Three Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(1,072)	$(1,072)	$—	$(1,333)	$(1,333)	$—
Interest Rate Products	Interest Expense	—	—	—	202	202	—
Total		$(1,072)	$(1,072)	$—	$(1,131)	$(1,131)	$—
Three Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(3,839)	$(3,839)	$—	$—	$—	$—
Interest Rate Products - terminated	Interest Expense	207	207	—	9	9	—
Total		$(3,632)	$(3,632)	$—	$9	$9	$—

	Location of					Gain or	Gain or
	Gain or (Loss)					(Loss)	(Loss)
	Recognized				Gain or	Reclassified	Reclassified
	from		Gain or	Gain or	(Loss)	from	from
	Accumulated	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Other	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	Comprehensive	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	Income into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

		(Dollars in thousands)
Six Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(4,287)	$(4,287)	$—	$(2,457)	$(2,457)	$—
Interest Rate Products	Interest Expense	10	10	—	398	398	—
Total		$(4,277)	$(4,277)	$—	$(2,059)	$(2,059)	$—
Six Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(2,299)	$(2,299)	$—	$—	$—	$—
Interest Rate Products	Interest Expense	207	207	—	9	9	—
Total		$(2,092)	$(2,092)	$—	$9	$9	$—

As of June 30, 2024 and December 31, 2023, the Company had minimum collateral thresholds with certain of its derivative counterparties and had pledged collateral of $1.6 million and $1.0 million, respectively, and received collateral of $0.9 million and $1.5 million, respectively.

Note 7:   Time Deposits and Borrowings

The scheduled maturities, excluding interest, of the Company’s borrowings at June 30, 2024 were as follows:

	As of June 30, 2024
	Within One	One to Two	Two to Three	Three to	Four to Five	After Five
	Year	Years	Years	Four Years	Years	Years	Total

	(Dollars in thousands)
Time deposits	$1,781,833	$153,142	$3,722	$468	$807	$—	$1,939,972
FHLB borrowings	11,256	—	—	50,000	15,000	—	76,256
SBA secured borrowing	—	—	—	—	—	7,726	7,726
Trust preferred securities(1)	—	—	—	—	—	1,149	1,149
Total	$1,793,089	$153,142	$3,722	$50,468	$15,807	$8,875	$2,025,103
(1)	The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 8:   Change in Accumulated Other Comprehensive Loss

Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
	2024	2023	2024	2023	Statements of Operations

	(Dollars in thousands)
Realized gain on available-for-sale securities	$(2)	$—	$—	$63	Other non-interest income
Less: tax expense effect	—	—	—	15	Income tax expense
Realized gain on available-for-sale securities, net of income tax	(2)	—	—	48
Loss on cash flow hedges	(1,333)	—	(2,457)	—	Interest income - Loans
Gain on cash flow hedges	202	9	398	9	Interest expense - Deposits
Less: tax (benefit) expense effect	(269)	2	(483)	2	Income tax expense
Net loss on cash flow hedges, net of tax	(862)	7	(1,576)	7
Total reclassified amount	$(864)	$7	$(1,576)	$55

Note 9:   Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023 are presented in the following table:

			Required to be Considered		Required to be Considered
	Actual		Well Capitalized		Adequately Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$844,301	11.4%	N/A	N/A	$777,729	10.5%
Bank	829,688	11.2	$740,263	10.0%	777,276	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	763,150	10.3	N/A	N/A	629,590	8.5
Bank	748,538	10.1	592,210	8.0	629,224	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	754,251	10.2	N/A	N/A	518,486	7.0
Bank	748,538	10.1	481,171	6.5	518,184	7.0
Tier 1 Capital to Average Assets
Consolidated	763,150	10.1	N/A	N/A	302,015	4.0
Bank	$748,538	9.9%	$377,573	5.0%	$302,058	4.0%

December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$807,018	11.2%	N/A	N/A	$756,285	10.5%
Bank	800,522	11.1	$719,705	10.0%	755,691	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	727,723	10.1	N/A	N/A	612,231	8.5
Bank	721,227	10.0	575,764	8.0	611,750	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	718,855	10.0	N/A	N/A	504,190	7.0
Bank	721,227	10.0	467,809	6.5	503,794	7.0
Tier 1 Capital to Average Assets
Consolidated	727,723	10.0	N/A	N/A	292,517	4.0
Bank	$721,227	9.9%	$365,675	5.0%	$292,540	4.0%
(1)	Represents the minimum capital required for capital adequacy under Basel III. Includes capital conservation buffer of 2.5%.

Note 10:   Stockholders’ Equity

The following table presents the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)
Earnings per Common Share
Net Income	$18,622	$16,047	$36,845	$32,155
Less: preferred stock dividends	155	103	310	103
Net income available to common stockholders	18,467	15,944	36,535	32,052
Weighted average common shares	49,401,820	48,744,507	49,456,314	48,690,509
Earnings per common share	$0.37	$0.33	$0.74	$0.66
Diluted Earnings per Common Share
Net Income	$18,622	$16,047	$36,845	$32,155
Less: preferred stock dividends	155	103	310	103
Net income available to common stockholders	18,467	15,944	36,535	32,052
Weighted average common shares	49,401,820	48,744,507	49,456,314	48,690,509
Effect of dilutive shares	382,247	198,818	426,339	304,298
Weighted average dilutive common shares	49,784,067	48,943,325	49,882,653	48,994,807
Diluted earnings per common share	$0.37	$0.33	$0.73	$0.65
Stock-based awards not included because to do so would be antidilutive	280,237	920,812	280,237	917,479

Dividends of $155 thousand and $310 thousand related to the Series A Preferred Stock were declared and paid during the three and six months ended June 30, 2024, respectively. On July 19, 2024, the Board of Directors declared a quarterly dividend on Series A Preferred Stock in the amount of $20.00 per share to be payable on September 16, 2024 to stockholders of record as of August 30, 2024.

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

Recurring Measurements

The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023:

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

		Level 2	Note 2: Securities
Derivatives	Fair value of the interest rate swaps is obtained from independent pricing services based on quoted market prices for similar derivative contracts.	Level 2	Note 6: Derivatives and Hedging

The following tables present the estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$250,364	$250,364	$—	$—
Available-for-sale securities	802,349	—	802,349	—
Loans, net of allowance for credit losses	6,268,189	—	—	6,257,829
Restricted equity securities	3,768	—	—	3,768
Interest receivable	39,497	—	39,497	—
Equity securities	7,130	—	—	7,130
Derivative assets	9,054	—	9,054	—

Financial Liabilities
Deposits	$6,733,626	$957,584	$—	$5,775,159
Federal Home Loan Bank advances	76,256	—	70,937	—
Other borrowings	8,875	—	9,828	—
Interest payable	20,466	—	20,466	—
Derivative liabilities	16,917	—	16,917	—

	December 31, 2023
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$255,229	$255,229	$—	$—
Available-for-sale securities	766,653	—	766,653	—
Loans, net of allowance for credit losses	6,054,228	—	—	6,036,887
Restricted equity securities	3,950	—	—	3,950
Interest receivable	37,294	—	37,294	—
Equity securities	5,794	—	—	5,794
Derivative assets	7,581	—	7,581	—

Financial Liabilities
Deposits	$6,491,276	$990,458	$—	$5,547,203
Federal Home Loan Bank advances	77,889	—	72,123	—
Other borrowings	8,950	—	9,891	—
Interest payable	18,529	—	18,529	—
Derivative liabilities	13,594	—	13,594	—

Nonrecurring Measurements

The following tables present the fair value measurement on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023:

		June 30, 2024
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Collateral-dependent impaired loans	$2,152	$—	$—	$2,152
Foreclosed assets held-for-sale	4,890	—	—	4,890

December 31, 2023
Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	$—	$—	$10,570

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2024 and December 31, 2023:

	June 30, 2024
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$2,152	Appraisal of collateral	Appraisal adjustments (1)	7% - 38% (31%)
Foreclosed assets held-for-sale	$4,890	Appraisal of held property	Appraisal adjustments (1)	10% - 10% (10%)

	December 31, 2023
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	Appraisal of collateral	Appraisal adjustments (1)	0% - 56% (22%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Note 12:   Commitments and Credit Risk

The Company had the following commitments at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Commitments to originate loans	$255,833	$59,728
Standby letters of credit	77,292	74,139
Lines of credit	1,812,206	2,008,356
Commitment related to investment fund	2,814	4,206
Total	$2,148,145	$2,146,429

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2024, and with our 2023 Form 10-K, which includes our audited consolidated financial statements and related notes as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Information” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in our 2023 Form 10-K and should be read herewith.

Performance Measures

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023	2023	2024	2023

	(Dollars in thousands, except per share data)
Return on average assets(1)	1.00%	1.00%	0.97%	0.94%	0.93%	1.00%	0.95%
Adjusted return on average assets(1)(2)	1.00%	1.00%	1.07%	1.04%	1.00%	1.00%	1.02%
Return on average common equity(1)	10.59%	10.36%	10.71%	10.19%	10.00%	10.47%	10.26%
Adjusted return on average common equity(1)(2)	10.59%	10.36%	11.89%	11.26%	10.81%	10.47%	11.05%
Basic earnings per common share	$0.37	$0.36	$0.35	$0.34	$0.33	$0.74	$0.66
Diluted earnings per common share	$0.37	$0.36	$0.35	$0.34	$0.33	$0.73	$0.65
Adjusted diluted earnings per common share(2)	$0.37	$0.36	$0.39	$0.37	$0.35	$0.73	$0.70
Efficiency ratio(3)	59.32%	60.31%	57.05%	59.49%	62.02%	59.81%	61.41%
Adjusted efficiency ratio - fully tax equivalent ("FTE")(2)(3)(4)	57.41%	58.31%	51.87%	55.17%	57.27%	57.86%	56.84%
Ratio of equity to assets	9.53%	9.56%	9.59%	8.96%	9.15%	9.53%	9.15%
(1)	Interim periods annualized
(2)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”).
(3)	We calculate efficiency ratio as non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

Second Quarter 2024 Highlights

During the second quarter ended June 30, 2024, we accomplished the following:

●	Operating revenue(1) improved $1.4 million, or 2%, from the prior quarter
●	Net income improved $0.4 million and diluted earnings per common share improved $0.01 from the prior quarter
o	Incurred $0.7 million of expense, net related to the renegotiation of our core system contract with an expected earn-back period of four months
●	Net interest margin – FTE remained consistent with the prior quarter at 3.20%
●	Grew loans $95 million, or 2%, for the quarter and $216 million, or 4%, year-to-date
●	Grew deposits $147 million, or 2%, for the quarter and $243 million, or 4%, year-to-date
●	Credit quality improved with non-performing assets decreasing to 0.22% of total assets, annualized net charge-offs representing 0.07% of average loans and classified loans declining meaningfully
●	Returned capital to stockholders of $3.0 million during the quarter via share buybacks at a weighted average price of $12.78 per share

●	Remained well capitalized with total risk-based capital of 11.4% and common equity Tier 1 capital of 10.2%
●	Grew book value per common share 2% to $14.78 at June 30, 2024 compared to the prior quarter; tangible book value per common share(2) also grew 2% to $14.02 during the same period

(1)	Net interest income plus non-interest income.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Income from Operations

Net income totaled $18.6 million, or $0.37 per diluted common share, for the three months ended June 30, 2024 compared to $16.0 million, or $0.33 per diluted common share, for the three months ended June 30, 2023. For the six-month periods ended June 30, 2024 and 2023, net income totaled $36.8 million, or $0.73 per diluted common share, and $32.2 million, or $0.65 per diluted common share, respectively. Compared to the second quarter of 2023, the results for the second quarter of 2024 reflect higher net interest income, as well as lower provision expense, partially offset by lower non-interest income and higher non-interest expense. Compared to the six months ended June 30, 2023, the results for the six months ended June 30, 2024 include higher net interest income and non-interest income and lower provision expense and non-interest expense.

Annualized return on average assets was 1.00% for both the three and six months ended June 30, 2024. Annualized return on average common equity was 10.59% and 10.47% for the three and six months ended June 30, 2024, respectively.

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

The following table presents, for the periods indicated, average statement of financial condition information, interest income, interest expense and the corresponding average yield and rates paid:

	For the Three Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	Income /		Average	Income /
	Balance	Expense	Yield / Rate(4)	Balance	Expense	Yield / Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$485,849	$5,213	4.29%	$336,446	$2,986	3.55%
Securities - tax-exempt - FTE(1)	391,655	3,090	3.16	511,993	4,321	3.38
Interest-bearing deposits in other banks	167,007	1,985	4.78	145,559	1,609	4.43
Gross loans, net of unearned income(2)(3)	6,282,649	113,346	7.26	5,776,137	98,982	6.87
Total interest-earning assets - FTE(1)	7,327,160	$123,634	6.78%	6,770,135	$107,898	6.39%
Allowance for credit losses	(76,032)			(66,078)
Other non-interest-earning assets	243,813			225,915
Total assets	$7,494,941			$6,929,972
Interest-bearing liabilities
Transaction deposits	$800,709	$7,357	3.70%	$598,646	$4,339	2.91%
Savings and money market deposits	2,907,375	31,948	4.42	2,707,637	26,927	3.99
Time deposits	1,918,195	24,395	5.12	1,612,105	17,397	4.33
Total interest-bearing deposits	5,626,279	63,700	4.55	4,918,388	48,663	3.97
FHLB and short-term borrowings	147,816	1,442	3.92	349,763	3,888	4.46
Trust preferred securities, net of fair value adjustments	1,135	64	22.68	1,077	58	21.60
Non-interest-bearing deposits	909,434	—	—	921,259	—	—
Cost of funds	6,684,664	$65,206	3.92%	6,190,487	$52,609	3.41%
Other liabilities	101,044			91,994
Stockholders’ equity	709,233			647,491
Total liabilities and stockholders’ equity	$7,494,941			$6,929,972
Net interest income - FTE(1)		$58,428			$55,289
Net interest spread - FTE(1)			2.86%			2.98%
Net interest margin - FTE(1)			3.20%			3.27%
(1)	Calculated on an FTE basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2)	Loans, net of unearned income includes non-accrual loans of $10 million and $13 million as of June 30, 2024 and 2023, respectively.
(3)	Loan interest income includes loan fees of $4 million and $3 million for the three months ended June 30, 2024 and 2023, respectively.
(4)	Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

	For the Six Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	Income /		Average	Income /
	Balance	Expense	Yield / Rate(4)	Balance	Expense	Yield / Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$466,010	$9,819	4.21%	$302,763	$5,097	3.37%
Securities - tax-exempt - FTE(1)	392,077	6,179	3.15	527,047	8,912	3.38
Federal funds sold	—	—	—	873	6	1.39
Interest-bearing deposits in other banks	167,826	3,966	4.75	170,287	3,617	4.28
Gross loans, net of unearned income(2)(3)	6,221,388	223,445	7.22	5,658,698	188,600	6.72
Total interest-earning assets - FTE(1)	7,247,301	$243,409	6.75%	6,659,668	$206,232	6.24%
Allowance for credit losses	(74,864)			(64,664)
Other non-interest-earning assets	247,501			226,983
Total assets	$7,419,938			$6,821,987
Interest-bearing liabilities
Transaction deposits	$839,363	$15,287	3.66%	$570,661	$7,839	2.77%
Savings and money market deposits	2,878,339	63,623	4.45	2,794,201	50,496	3.64
Time deposits	1,869,375	46,901	5.05	1,357,688	27,053	4.02
Total interest-bearing deposits	5,587,077	125,811	4.53	4,722,550	85,388	3.65
FHLB and short-term borrowings	113,038	1,913	3.40	311,471	6,423	4.16
Trust preferred securities, net of fair value adjustments	1,128	127	22.64	1,070	114	21.49
Non-interest-bearing deposits	904,850	—	—	1,057,268	—	—
Cost of funds	6,606,093	$127,851	3.89%	6,092,359	$91,925	3.04%
Other liabilities	104,555			95,702
Stockholders’ equity	709,290			633,926
Total liabilities and stockholders’ equity	$7,419,938			$6,821,987
Net interest income - FTE(1)		$115,558			$114,307
Net interest spread - FTE(1)			2.86%			3.20%
Net interest margin -FTE(1)			3.20%			3.46%
(1)	Calculated on an FTE basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2)	Loans, net of unearned income includes non-accrual loans of $10 million and $13 million as of June 30, 2024 and 2023, respectively.
(3)	Loan interest income includes loan fees of $9 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.
(4)	Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Net interest income increased $3.4 million and $1.7 million for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023. Compared to the second quarter of 2023, net interest income – FTE for the second quarter of 2024 increased $3.1 million as the benefit from higher average earning assets was partially offset by a seven basis point reduction in net interest margin - FTE. Compared to the six months ended June 30, 2023, net interest income – FTE for the six months ended June 30, 2024 increased $1.3 million as the benefits from higher average earning assets and one additional day were partially offset by a 26 basis point reduction in net interest margin – FTE.

The FTE yield on earning assets for the second quarter of 2024 increased 39 basis points compared to the second quarter of 2023 due to stronger loan yields and higher yields on securities. The cost of a rate hedge partially offset the earning asset yield increase by eight basis points. The cost of funds increased 51 basis points compared to the second quarter of 2023 due to pricing pressure on deposits, client migration into higher cost deposit products and a reduction in average non-interest-bearing deposits compared to the prior year. The $557 million increase in average earning assets was driven by higher average loan and securities balances, as well as higher average cash balances.

The FTE yield on earning assets for the six months ended June 30, 2024 increased 51 basis points compared to the six months ended June 30, 2023 due to stronger loan yields and higher yields on securities. The cost of a rate hedge partially offset the earning asset yield increase by seven basis points. The cost of funds increased 85 basis points for the same comparative period due to pricing pressure on deposits, client migration into higher cost deposit products and a reduction in average non-interest-bearing deposits compared to the prior year. The $588 million increase in average earning assets was driven by higher average loan and securities balances, partially offset by lower average cash balances.

The Company currently anticipates net interest margin - FTE to be in a range of 3.20% to 3.25% for the full year 2024.

Provision for Credit Losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Provision for credit losses - loans	$2,383	$3,040	$5,238	$8,036
Provision for credit losses - off-balance sheet	—	(400)	(1,200)	(975)
Total provision for credit losses	$2,383	$2,640	$4,038	$7,061

Provision expense of $2.4 million for the second quarter of 2024 was primarily driven by loan growth and economic factors. Provision expense of $2.6 million for the second quarter of 2023 was driven primarily by loan growth partially offset by a $0.4 million decrease in the reserve for unfunded commitments (“RUC”). For the six months ended June 30, 2024, provision expense decreased $3.0 million compared to the same period in 2023 primarily due to lower loan growth.

Non-Interest Income

The components of non-interest income were as follows for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%

	(Dollars in thousands)
Service charges and fees on client accounts	$2,333	$2,110	$223	11%	$4,437	$3,939	$498	13%
ATM and credit card interchange income	1,568	1,213	355	29	3,055	2,477	578	23
Gain on sale of loans	440	1,205	(765)	(63)	977	1,392	(415)	(30)
Income from bank-owned life insurance	501	418	83	20	957	829	128	15
Swap fees and credit valuation adjustments, net	88	84	4	5	246	174	72	41
Other non-interest income	771	749	22	3	1,618	1,389	229	16
Total non-interest income	$5,701	$5,779	$(78)	(1)%	$11,290	$10,200	$1,090	11%

Non-interest income to average assets	0.31%	0.33%			0.31%	0.30%

The changes in non-interest income for the three-month period ended June 30, 2024 compared to the corresponding period in 2023 were driven primarily by a decrease in gain on sale of loans, partially offset by increases in service charges and fees on client accounts and ATM and credit card interchange income. The decrease in gain on sale of loans was due to timing of loan sale activity. The increase in service charges and fees on client accounts was driven by rate increases, new clients and an increase in client activity. The increase in ATM and credit card interchange income was due to higher interchange income from an increase in spend volume.

The changes in non-interest income for the six-month period ended June 30, 2024 compared to the corresponding period in 2023 were driven primarily by increases in service charges and fees on client accounts, ATM and credit card interchange income and other non-interest income, partially offset by a decrease in gain on sale of loans. The increase in service charges and fees on client accounts was driven by new clients as well as an increase in client activity. The increase in ATM and credit card interchange income was due to higher interchange income from an increase in spend volume and higher foreign ATM transaction volume. The increase in other non-interest income was primarily due to higher client-related fees. The decrease in gain on sale of loans was due to timing of loan sale activity.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%

	(Dollars in thousands)
Salary and employee benefits	$23,162	$24,061	$(899)	(4)%	$46,747	$46,683	$64	—%
Occupancy	3,181	3,054	127	4	6,387	6,028	359	6
Professional fees	1,083	970	113	12	2,055	3,588	(1,533)	(43)
Deposit insurance premiums	1,851	1,881	(30)	(2)	3,757	3,412	345	10
Data processing	1,719	1,057	662	63	2,689	2,299	390	17
Advertising	491	649	(158)	(24)	1,049	1,401	(352)	(25)
Software and communication	1,833	1,655	178	11	3,657	3,306	351	11
Foreclosed assets, net	24	(21)	45	(214)	253	128	125	98
Core deposit intangible amortization	906	802	104	13	1,837	1,624	213	13
Other non-interest expense	3,475	3,304	171	5	6,799	7,035	(236)	(3)
Total non-interest expense	$37,725	$37,412	$313	1%	$75,230	$75,504	$(274)	—%

Non-interest expense to average assets	2.02%	2.17%			2.04%	2.23%

Non-interest expense for the three months ended June 30, 2024 increased $0.3 million compared to the same period in 2023. The increase was primarily due to an increase in data processing expense, as well as smaller increases among various other categories, partially offset by a decrease in salary and employee benefits. Data processing expense increased due to $0.7 million of net cost incurred in the second quarter of 2024 related to the renegotiation of our core systems contract, which is expected to be earned back over the next four months. Salaries and employee benefits were lower primarily due to a decrease in severance expenses and lower benefits costs, partially offset by merit increases and higher equity compensation expense.

Non-interest expense for the six months ended June 30, 2024 decreased $0.3 million compared to the same period in 2023. The decrease was primarily due to decreases in professional fees and advertising, partially offset by increases in occupancy costs, deposit insurance premiums, data processing expense, and software and communications expense. Professional fees decreased primarily due to acquisition-related and digital banking project costs in the prior year. Advertising expense decreased due to less discretionary spending. Occupancy costs increased primarily due to depreciation expense on new assets placed in service. Deposit insurance premiums increased primarily due to a higher assessment rate due to balance sheet composition. Data processing expense increased due to $0.7 million of net cost incurred in the second quarter of 2024 related to the renegotiation of our core systems contract, which is expected to be earned back over the next four months, partially offset by decreases in internet banking expenses. Software and communications expense increased primarily due to new locations from both organic expansion in the high-growth Dallas-Fort Worth market and from an acquisition in Arizona.

Our GAAP efficiency ratio for the second quarter of 2024 was 59.32% and our adjusted efficiency ratio – FTE was 57.41% compared to 62.02% and 57.27% on a GAAP reported and adjusted basis, respectively, for the three-month period ended June 30, 2023. Our GAAP efficiency ratio for the six-month period ended June 30, 2024 was 59.81% and our adjusted efficiency ratio – FTE was 57.86% compared to 61.41% and 56.84% on a GAAP reported and adjusted basis, respectively, for the six-month period ended June 30, 2023. See "Non-GAAP Financial Measures" below for a reconciliation of our adjusted efficiency ratio – FTE to our GAAP efficiency ratio. We currently expect our non-interest expense to be approximately $37 million per quarter for the remainder of 2024.

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

The tax-exempt benefit diminishes as the Company’s ratio of taxable income to tax-exempt income increases. We currently anticipate the effective tax rate to remain in the range of 20% to 22% for the remainder of 2024. Our income tax and effective tax rate is presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Income tax expense	$4,863	$4,219	$9,663	$8,240
Income before income taxes	$23,485	$20,266	$46,508	$40,395
Effective tax rate	21%	21%	21%	20%

Discussion and Analysis - Financial Condition

Total assets were $7.6 billion at June 30, 2024 compared to $7.4 billion at December 31, 2023, an increase of $0.2 billion, or 3%. Cash and cash equivalents decreased $5 million, or 2%, and investment securities increased $36 million, or 5%, from December 31, 2023. Loans increased $217 million, or 4%, from December 31, 2023, and the allowance for credit losses increased $3 million to $76 million at June 30, 2024. Total deposits increased $242 million to $6.7 billion at June 30, 2024, compared to December 31, 2023. Federal Home Loan Bank (“FHLB”) advances totaled $76 million and decreased slightly compared to December 31, 2023.

Investment Portfolio

The primary objective of our investment portfolio is to ensure adequate liquidity, including serving as a contingent, on-balance sheet source of liquidity. In addition, we manage the portfolio in a manner that optimizes earnings, manages credit and interest rate risk, and meets pledging and regulatory capital requirements. As of June 30, 2024, our portfolio was 100% available-for-sale and totaled $802 million, an increase of $36 million from December 31, 2023.

The increase in the investment portfolio was driven by the purchase of $71 million in mortgage-backed securities and $5 million in collateralized mortgage obligations. The increase was partially offset by $16 million of additional unrealized losses on available-for-sale securities and $23 million of paydowns and maturities of investment securities. Our current investment strategy includes reducing the concentration in municipal investments, investing in lower risk-weighted assets and restructuring the portfolio to increase liquidity and provide more balanced cash flow. For additional information, including information regarding other securities owned by the Company, see “Note 2: Securities” in the notes to consolidated financial statements – unaudited.

The following table shows with respect to our portfolio of available-for-sale securities, the estimated fair value, percent of the portfolio of available-for-sale securities and weighted average yield of such securities as of the dates indicated:

	As of June 30, 2024			As of December 31, 2023
	Estimated	Percent of	Weighted	Estimated	Percent of	Weighted
	Fair Value	portfolio	Average Yield	Fair Value	portfolio	Average Yield

Available-for-sale securities	(Dollars in thousands)
Federal agency obligations	$9,993	1	6.41%	$10,072	1%	6.41%
U.S. Treasury securities	—	—	—	4,968	1	5.56
Mortgage-backed - GSE residential	221,716	28	3.29	212,462	28	3.15
Collateralized mortgage obligations - GSE residential	98,899	12	5.86	49,944	7	5.12
State and political subdivisions	343,526	43	2.64	355,897	46	2.61
Small Business Administration loan pools	119,750	15	4.85	124,778	16	4.87
Corporate bonds	8,465	1	5.70	8,532	1	5.68
Total available-for-sale securities	$802,349	100%	3.57%	$766,653	100%	3.35%

Loan Portfolio

Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements – unaudited for additional information regarding the Company’s loan portfolio. As of June 30, 2024, gross loans, net of unearned fees increased $217 million or 4% from December 31, 2023. The following table presents the balance and associated percentage change of each segment within our portfolio as of the dates indicated:

			December 31, 2023, vs.
	As of	As of	June 30, 2024
	June 30, 2024	December 31, 2023	% Change

	(Dollars in thousands)
Commercial and industrial	$2,206,879	$2,160,212	2%
Energy	234,297	214,218	9
Commercial real estate - owner-occupied	592,464	566,253	5
Commercial real estate - non-owner-occupied	2,812,231	2,685,534	5
Residential real estate	473,712	464,095	2
Consumer	24,824	37,378	(34)
Total	$6,344,407	$6,127,690	4%

Our loan portfolio remains balanced with 44% of loans in commercial and industrial and owner-occupied commercial real estate and 44% of loans in non-owner-occupied commercial real estate.

The Company provides a mix of variable- and fixed-rate commercial and industrial loans across various industries. Our commercial and industrial loan portfolio is comprised of diverse industry segments. The largest segment as of June 30, 2024 was restaurants. Details of the Company’s commercial and industrial loan portfolio by industry as of June 30, 2024, December 31, 2023, and December 31, 2022 are provided below with loans acquired in 2022 excluded as of December 31, 2022:

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

As of June 30, 2024, the highest commercial real estate - non-owner-occupied property type, industrial, accounted for 22% of total commercial real estate - non-owner-occupied exposure. Details of our commercial real estate - non-owner-occupied loan portfolio by type as of June 30, 2024, December 31, 2023, and December 31, 2022 are provided below with loans acquired in 2022 excluded from December 31, 2022:

Our commercial real estate - non-owner-occupied loan portfolio is comprised predominately of in-market relationships with 71% of commercial real estate loans located within our footprint of Kansas, Missouri, Texas, Oklahoma, Arizona and Colorado as of June 30, 2024. A detail of our commercial real estate - non-owner-occupied loan portfolio by geography (based upon location of collateral) as of June 30, 2024 is presented below:

The following tables show the contractual maturities of our gross loans and sensitivity to interest rate changes at June 30, 2024 and December 31, 2023:

	As of June 30, 2024
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$92,904	$610,052	$267,851	$1,077,836	$72,106	$66,468	$19,634	$28	$2,206,879
Energy	65	6,597	—	227,635	—	—	—	—	234,297
Commercial real estate - owner-occupied	16,504	32,839	182,653	77,126	115,251	120,266	2,496	45,329	592,464
Commercial real estate - non-owner-occupied	94,566	577,817	569,676	1,216,477	76,464	180,699	7,228	89,304	2,812,231
Residential real estate	4,847	4,718	16,824	14,608	69,859	27,317	4,458	331,081	473,712
Consumer	1,537	15,801	5,888	1,469	31	98	—	—	24,824
Total	$210,423	$1,247,824	$1,042,892	$2,615,151	$333,711	$394,848	$33,816	$465,742	$6,344,407

	As of December 31, 2023
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$125,460	$608,786	$335,330	$926,646	$64,907	$78,996	$19,826	$261	$2,160,212
Energy	107	3,631	340	210,140	—	—	—	—	214,218
Commercial real estate - owner-occupied	14,772	25,907	180,194	76,358	101,018	117,019	2,524	48,461	566,253
Commercial real estate - non-owner-occupied	75,518	427,082	596,545	1,161,103	113,622	197,637	16,436	97,591	2,685,534
Residential real estate	5,537	1,364	29,156	11,717	65,086	27,356	3,036	320,843	464,095
Consumer	15,464	13,763	6,448	1,633	23	47	—	—	37,378
Total	$236,858	$1,080,533	$1,148,013	$2,387,597	$344,656	$421,055	$41,822	$467,156	$6,127,690

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of gross loans was as follows at June 30, 2024:

	As of June 30, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate

	(Dollars in thousands)
Commercial and industrial	$452,495	5.20%	$1,754,384	8.54%	$2,206,879	7.90%
Energy	65	6.50%	234,232	8.95%	234,297	8.95%
Commercial real estate - owner-occupied	316,904	4.61%	275,560	6.60%	592,464	5.54%
Commercial real estate - non-owner-occupied	747,934	5.21%	2,064,297	7.68%	2,812,231	7.03%
Residential real estate	95,988	4.14%	377,724	4.18%	473,712	4.17%
Consumer	7,456	6.27%	17,368	8.65%	24,824	7.94%
Total	$1,620,842		$4,723,565		$6,344,407

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

	June 30, 2024					December 31, 2023
	ACL Amount					ACL Amount
				Percent of	Percent of				Percent of	Percent of
		Off-Balance		ACL to	Loans to		Off-Balance		ACL to	Loans to
	Loans	Sheet	Total	Total ACL	Total Loans	Loans	Sheet	Total	Total ACL	Total Loans

	(Dollars in thousands)
Commercial and industrial	$33,627	$783	$34,410	43%	35%	$32,244	$954	$33,198	42%	35%
Energy	3,325	133	3,458	4	4	3,143	149	3,292	4	3
Commercial real estate - owner-occupied	6,691	107	6,798	8	9	6,445	125	6,570	8	9
Commercial real estate - non-owner-occupied	29,082	4,119	33,201	41	44	28,130	5,096	33,226	42	44
Residential real estate	3,423	67	3,490	4	7	3,456	89	3,545	4	8
Consumer	70	4	74	—	1	44	—	44	—	1
Gross loans	$76,218	$5,213	$81,431	100%	100%	$73,462	$6,413	$79,875	100%	100%

Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements - unaudited for a summary of the changes in the ACL.

Charge-offs and Recoveries

Net charge-offs were $1.0 million and $2.5 million for the three- and six-month periods ended June 30, 2024, respectively. For the three-month period ended June 30, 2024, charge-offs were primarily due to one commercial and industrial loan and one commercial real estate – non-owner-occupied loan related to a commercial construction non-accrual credit that moved to foreclosed assets held for sale during the prior quarter. For the six-month period ended June 30, 2024, there were charge-offs of three commercial and industrial loans, one commercial real estate – non-owner-occupied loan and one credit card account. The table below provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:

	For the Quarter Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Commercial and industrial	0.13%	0.14%	0.35%	0.24%	0.14%
Energy	—	(0.23)	—	—	(0.23)
Commercial real estate - owner-occupied	—	—	—	—	—
Commercial real estate - non-owner-occupied	0.08	0.13	—	—	—
Residential real estate	(0.18)	—	—	—	—
Consumer	0.15	—	0.01	—	0.04
Total net charge-offs to average loans	0.07%	0.10%	0.12%	0.09%	0.04%

Non-performing Assets and Other Asset Quality Metrics

Non-performing assets include: (i) non-performing loans - includes non-accrual loans and loans past due 90 days or more and still accruing; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired debt securities.

Non-performing assets decreased $3.7 million during the quarter to $16.7 million at June 30, 2024. The decrease was due to a reduction in loans 90+ days past due and still accruing, client principal payments and partial charge-offs. The non-performing assets to total assets ratio decreased from 0.27% at March 31, 2024 to 0.22% at June 30, 2024. Annualized net charge-offs were 0.07% for the second quarter of 2024 compared to 0.10% in the quarter ended March 31, 2024 and 0.04% in the second quarter of 2023.

The Company continues to monitor the U.S. economic indicators, including the inflation rate, the unemployment rate, commodity prices, interest rates, and potential supply chain disruptions and the impact they may have on the Company’s markets, clients, and prospects. The Company is monitoring the impact of the interest rate environment on the commercial real estate market and enterprise and leverage loans that is currently partially mitigated by low debt-to-equity ratios. As of June 30, 2024, the Company did not identify any systemic issues within its loan portfolio that would materially affect the credit quality of the loan portfolio. However, there could be some risk rating migration in certain sectors of the commercial real estate portfolio in the future as many projects are faced with higher interest rates, operating costs, and property taxes.

The table below summarizes our non-performing assets and related ratios as of the dates indicated:

The table below summarizes our non-performing assets and related ratios as of the dates indicated:

	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2024	2024	2023	2023	2023

Asset quality	(Dollars in thousands)
Non-accrual loans	$10,065	$12,082	$18,451	$20,380	$12,867
Loans 90+ days past due and still accruing	1,844	2,925	6,339	15,750	433
Total non-performing loans	11,909	15,007	24,790	36,130	13,300
Foreclosed assets held-for-sale	4,818	5,377	—	—	—
Total non-performing assets	$16,727	$20,384	$24,790	$36,130	$13,300

Loans 30 - 89 days past due	$16,049	$46,381	$2,028	$29,457	$13,333

Asset quality metrics (%)
Non-performing loans to total loans	0.19%	0.24%	0.40%	0.61%	0.23%
Non-performing assets to total assets	0.22	0.27	0.34	0.50	0.19
ACL to total loans	1.20	1.20	1.20	1.20	1.17
ACLs + RUC to total loans(1)	1.28	1.28	1.30	1.31	1.30
ACL to non-performing loans	640	499	296	198	508
Classified Loans / (Capital + ACL)	13.3	15.9	14.9	14.2	9.7
Classified Loans / (Capital + ACL + RUC)(1)	13.3	15.8	14.8	14.0	9.6
(1)	Includes the reserve for off-balance sheet credit risk from unfunded commitments.

Deposits and Other Borrowings

At June 30, 2024, our deposits totaled $6.7 billion, an increase of $242 million or 4% from December 31, 2023. The increase included a $166 million increase in money market, NOW and savings deposits and $109 million in time deposits, partially offset by a decrease of $33 million in non-interest-bearing deposits. The increase in money market, NOW and savings deposits was related to new clients, while the increase in time deposits was primarily related to new clients and shifts from other deposit products. Other borrowings include FHLB advances, SBA loan secured borrowings, and our trust preferred security and totaled $85 million and $87 million at June 30, 2024 and December 31, 2023, respectively.

The following table sets forth the maturity of time deposits as of June 30, 2024:

	As of June 30, 2024
	Three Months or	Three to Six	Six to Twelve	After Twelve
	Less	Months	Months	Months	Total

	(Dollars in thousands)
Time deposits in excess of FDIC insurance limit	$162,184	$219,053	$64,820	$25,015	$471,072
Time deposits below FDIC insurance limit	524,931	415,408	395,437	133,124	1,468,900
Total time deposits	$687,115	$634,461	$460,257	$158,139	$1,939,972

As of June 30, 2024, the Company had approximately $2.6 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements. Excluding pass-thru accounts where clients have deposit insurance at the correspondent financial institution, our uninsured deposits were $2.2 billion, or 33% of total deposits as of June 30, 2024. The average client account balance as of June 30, 2024 was less than $250 thousand for both individual accounts and business accounts in total after excluding pass-through and insured cash sweep deposits. We have geographic and industry diversity within our deposit base as the majority of our deposits are located in our footprint states of Kansas, Oklahoma, Texas, Missouri, Arizona, Colorado and New Mexico. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.

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

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
On-balance sheet liquidity(1)	$1,052,713	$1,021,882
Off-balance sheet liquidity(2)	1,532,553	1,496,225
Total liquidity	$2,585,266	$2,518,107
On-balance sheet liquidity as a percent of assets	14%	14%
Total liquidity as a percent of assets	34%	34%
(1)	On-balance sheet liquidity represents funds on the consolidated statements of financial condition – unaudited. It consists of overnight funds, short-term deposits with other banks, and unpledged AFS securities.
(2)	Off-balance sheet liquidity represents funds available from third-party sources including credit lines, FHLB and Federal Reserve Bank.

The consolidated statements of cash flows - unaudited summarize our sources and uses of cash by type of activity for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and 2023, we had cash and cash equivalents of $250 million and $342 million, respectively. During the six months ended June 30, 2024 and 2023, operating activities provided $39.5 million and $46.2 million of cash, respectively, while financing activities provided $235.1 million and $482.1 million of cash, respectively. The primary drivers of lower cash provided by financing activities in the six months ended June 30, 2024 were a smaller increase in time deposits, lower FHLB and line of credit borrowings, year-to-date 2024 share repurchases and the year-to-date 2023 preferred share issuance, partially offset by an increase in demand and savings, NOW and money market accounts, year-to-date 2023 decreases in federal funds sold and lower FHLB borrowings repayments. Cash usage from investing activities was $279.5 million and $485.6 million for the six months ended June 30, 2024 and 2023, respectively. The primary drivers of lower cash used in the six months ended June 30, 2024 for investing activities was that the prior year included more loan origination volume and more purchases of AFS securities, partially offset by higher proceeds from AFS maturities and sales in the prior year.

Off-balance sheet liquidity slightly increased from December 31, 2023 to June 30, 2024 due to normal fluctuations in our available capacity from third party sources.

The Company purchased $4.5 million of common stock during the first six months of 2024 under its previously approved share repurchase program. As of June 30, 2024, $11.4 million remained available for repurchase under our share repurchase program. The amount and timing of such future share repurchases will be dependent on a number of factors, including the price of our common stock, overall capital levels and cash flow needs. There is no assurance that we will repurchase up to the full amount remaining under our program.

Dividends of $310 thousand related to the Series A Non-Cumulative Perpetual Preferred Stock were declared and paid by the Company during the six months ended June 30, 2024. On July 19, 2024, the Board of Directors declared a quarterly dividend on Series A Non-Cumulative Perpetual Preferred Stock in the amount of $20.00 per share to be payable on September 16, 2024 to stockholders of record as of August 30, 2024.

The Company believes that its current on and off-balance sheet liquidity will be sufficient to meet anticipated cash requirements for the next 12 months and thereafter. The Company believes that it has several on and off-balance sheet options to address reductions in cash and cash equivalents in order to maintain appropriate liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is subject to contractual obligations made in the ordinary course of business. The obligations include deposit liabilities, other borrowed funds, operating leases, and preferred dividends. To the extent declared by the Board of Directors, the Company may pay $0.6 million of cash dividends per year to holders of our preferred stock. Refer to “Note 7: Time Deposits and Borrowings” and “Note 4: Leases” within the notes to consolidated financial statements – unaudited for information regarding the Company’s significant contractual cash obligations and contractual obligations to third parties on lease obligations, respectively.

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

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities, select off-balance sheet items and equity. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Refer to “Note 9: Regulatory Matters” in the notes to consolidated financial statements – unaudited for additional information. Management believes that as of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures follows.

	Three Months Ended					Six Months Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023

Adjusted net income:	(Dollars in thousands, except per share data)
Net income (GAAP)	$18,622	$18,223	$17,651	$16,863	$16,047	$36,845	$32,155
Add: Acquisition costs	—	—	1,300	1,328	338	—	1,815
Add: Acquisition - Day 1 CECL provision	—	—	—	900	—	—	—
Add: Employee separation	—	—	—	—	1,300	—	1,300
Add: Loss on bond repositioning	—	—	1,130	—	—	—	—
Less: Tax effect(1)	—	—	(510)	(468)	(344)	—	(654)
Adjusted net income	$18,622	$18,223	$19,571	$18,623	$17,341	$36,845	$34,616
Preferred stock dividends	155	155	155	155	103	310	103
Diluted weighted average common shares outstanding	49,784,067	49,967,638	49,788,962	49,480,107	48,943,325	49,882,653	48,994,807
Diluted earnings per common share (GAAP)	$0.37	$0.36	$0.35	$0.34	$0.33	$0.73	$0.65
Adjusted diluted earnings per common share	$0.37	$0.36	$0.39	$0.37	$0.35	$0.73	$0.70
(1)	Represents the tax impact of the adjustments at a tax rate of 21.0%, plus permanent tax expense associated with merger related transactions.

	Three Months Ended					Six Months Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023

Adjusted return on average assets:	(Dollars in thousands, except per share data)
Net income	$18,622	$18,223	$17,651	$16,863	$16,047	$36,845	$32,155
Adjusted net income	18,622	18,223	19,571	18,623	17,341	36,845	34,616
Average assets	$7,494,941	$7,344,102	$7,231,611	$7,114,228	$6,929,972	$7,419,938	$6,821,987
Return on average assets (GAAP)	1.00%	1.00%	0.97%	0.94%	0.93%	1.00%	0.95%
Adjusted return on average assets	1.00%	1.00%	1.07%	1.04%	1.00%	1.00%	1.02%

	Three Months Ended					Six Months Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023

Adjusted return on average common equity:	(Dollars in thousands, except per share data)
Net income	$18,622	$18,223	$17,651	$16,863	$16,047	$36,845	$32,155
Preferred stock dividends	155	155	155	155	103	310	103
Net income attributable to common stockholders	$18,467	$18,068	$17,496	$16,708	$15,944	$36,535	$32,052

Adjusted net income	18,622	18,223	19,571	18,623	17,341	36,845	34,616
Preferred stock dividends	155	155	155	155	103	310	103
Adjusted net income attributable to common stockholders	$18,467	$18,068	$19,416	$18,468	$17,238	$36,535	$34,513
Average common equity	$701,483	$701,598	$647,882	$650,494	$639,741	$701,540	$629,901
Return on average common equity (GAAP)	10.59%	10.36%	10.71%	10.19%	10.00%	10.47%	10.26%
Adjusted return on average common equity	10.59%	10.36%	11.89%	11.26%	10.81%	10.47%	11.05%

	Three Months Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023

Tangible common stockholders’ equity:	(Dollars in thousands, except per share data)
Total stockholders’ equity (GAAP)	$727,878	$714,971	$708,143	$643,051	$651,483
Less: goodwill and other intangible assets	29,499	30,404	31,335	32,293	27,457
Less: preferred stock	7,750	7,750	7,750	7,750	7,750
Tangible common stockholders’ equity	$690,629	$676,817	$669,058	$603,008	$616,276
Common Shares outstanding at end of period	49,250,140	49,400,466	49,335,888	49,295,036	48,653,487
Book value per common share (GAAP)	$14.78	$14.47	$14.35	$13.04	$13.39
Tangible book value per common share	$14.02	$13.70	$13.56	$12.23	$12.67

	Three Months Ended					Six Months Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023

	(Dollars in thousands, except per share data)
Adjusted Efficiency Ratio - FTE(1)
Non-interest expense	$37,725	$37,505	$35,049	$36,354	$37,412	$75,230	$75,504
Less: Acquisition costs	—	—	(1,300)	(1,328)	(338)	—	(1,815)
Less: Core deposit intangible amortization	(906)	(931)	(957)	(922)	(802)	(1,837)	(1,624)
Less: Employee separation	—	—	—	—	(1,300)	—	(1,300)
Adjusted Non-interest expense (numerator)	$36,819	$36,574	$32,792	$34,104	$34,972	$73,393	$70,765
Net interest income	57,892	56,594	56,954	55,127	54,539	114,486	112,760
Tax equivalent interest income(1)	536	536	654	707	750	1,072	1,547
Non-interest income	5,701	5,589	4,483	5,981	5,779	11,290	10,200
Add: Loss on bond repositioning	—	—	1,130	—	—	—	—
Total tax-equivalent income (denominator)	$64,129	$62,719	$63,221	$61,815	$61,068	$126,848	$124,507
Efficiency Ratio (GAAP)	59.32%	60.31%	57.05%	59.49%	62.02%	59.81%	61.41%
Adjusted Efficiency Ratio - FTE(1)	57.41%	58.31%	51.87%	55.17%	57.27%	57.86%	56.84%
(1)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

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

Hypothetical Change in Interest Rate - Rate Shock
	June 30, 2024		June 30, 2023
Change in Interest Rate	Percent Change in	Percent Change in	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+300	0.84%	(17.31)%	3.50%	(18.06)%
+200	0.51	(12.05)	2.19	(12.32)
+100	0.25	(6.28)	0.93	(5.92)
Base	—%	—%	—%	—%
-100	0.13	6.59	1.40	5.87
-200	0.45	12.35	2.52	12.43
-300	0.05	18.40	4.51	19.39

Hypothetical Change in Interest Rate - Rate Ramp
	June 30, 2024	June 30, 2023
Change in Interest Rate	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Net Interest Income
+300	0.08%	0.17%
+200	0.04	0.01
+100	0.01	(0.14)
Base	—%	—%
-100	0.04	(0.36)
-200	0.13	(0.42)
-300	0.26	(0.73)

The Company’s position is relatively rate neutral as of June 30, 2024. Loans remain the largest portion of the Company’s variable rate earning assets, and $4.6 billion, or 73%, of loans mature or reprice within the twelve-month period following June 30, 2024, including $3.8 billion that repriced in July 2024. The Company expects $3.6 billion of time deposits, indexed deposits and other borrowings will reprice in the next twelve months. Approximately 92% of the Company’s time deposits mature within the next twelve months, with 36% maturing in the third quarter of 2024. In addition, the Company has 27% of its deposits indexed to the federal funds rate. The Company also holds a $250 million notional interest rate collar, which was executed in July 2022 and became effective in January 2024. The collar contributes to the Company’s liability sensitive position. The Company continuously monitors the interest rate environment and believes that derivative strategies to protect net interest margin are available if needed. Additional information regarding the Company’s on-balance sheet derivative activity is incorporated herein from “Note 6: Derivatives and Hedging” within the notes to consolidated financial statements – unaudited. The Company’s relatively rate neutral position as of June 30, 2024 is less asset sensitive compared to June 30, 2023 primarily due to the collar derivative and an increase in the percentage of indexed deposits.

The models the Company uses include assumptions regarding interest rates and balance changes. The aggregate non-maturity beta assumption utilized as of June 30, 2024 was approximately 57%, which is unchanged from our previous assumption. Other key assumptions updated during the second quarter of 2024 include new loan spreads and updated market yield curves. Other assumptions included in the model that are periodically updated include deposit decay rates, loan prepayments and call provisions within investment and debt holdings. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, client behavior and management strategies, among other factors.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.

(c)	Share Repurchase Program

The following table summarized the Company’s repurchases of its common stock for the three months ended June 30, 2024.

				Approximate Dollar Value of Shares
	Total Number of		Total Number of Shares	that may yet be Purchased as Part
Calendar	Shares	Average Price	Purchased as Part of Publicly	of Publicly Announced Plans or
Month	Repurchased	Paid per Share	Announced Plans or Programs	Programs
April 1 - 30	127,489	$12.57	127,489	$12,800,635
May 1 - 31	109,619	$13.02	109,619	$11,372,882
June 1 - 30	—	$—	—	$11,372,882
Total	237,108	$12.78	237,108

On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to $30 million of its common stock. The objective of the program is to give the Company the ability to opportunistically acquire undervalued shares and return capital to stockholders. As of June 30, 2024, $11.4 million remained available for repurchase under this share repurchase program. Repurchases under the program may be made in the open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company's discretion. No time limit has been set for completion of the program.

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

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CrossFirst Bankshares, Inc.

Date: August 2, 2024	/s/ Benjamin R. Clouse
Benjamin R. Clouse
Chief Financial Officer
(Duly authorized officer and principal financial officer)