Form 10-Q
period 2024-09-30
CROSSFIRST BANKSHARES, INC.
filed 2024-11-01
CIK 1458412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 25, 2024, the registrant had 49,300,685 shares of common stock, par value $0.01, outstanding.

CROSSFIRST BANKSHARES, INC.

Form 10-Q for the Quarter Ended September 30, 2024

Cautionary Note Regarding Forward-Looking Information

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “could,” “predict,” “potential,” “believe,” “expect,” “will,” “anticipate,” “estimate,” “intend,” “projection,” “would,” “annualized,” “position,” “future” and “strategy,” or the negative of these words or other comparable words or phrases of a future or forward-looking nature. For example, our forward-looking statements include, without limitation, statements regarding our business plans, expectations, or opportunities for growth; the proposed merger of CrossFirst Bankshares, Inc., into First Busey Corporation (“Busey”), our expense control initiatives and the results expected to be realized from those initiatives; our anticipated financial results, expenses, cash requirements and sources of liquidity; our capital allocation strategies and plans; and our anticipated future financial performance.

Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” “CrossFirst,” and the “Company” refer to CrossFirst Bankshares, Inc., and its consolidated subsidiaries. References in this Form 10-Q to “CrossFirst Bank” and the “Bank” refer to CrossFirst Bank, our wholly owned consolidated bank subsidiary.

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs, certain assumptions made by management, and financial trends that may affect our financial condition, results of operations, business strategy or financial needs, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results could differ materially from those anticipated in such forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, without limitation: the possibility that the proposed transaction with Busey will not close when expected or at all because required regulatory, stockholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction); the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all and to successfully integrate CrossFirst’s operations and those of Busey; effects of the announcement, pendency or completion of the proposed transaction on the ability of CrossFirst to retain clients and retain and hire key personnel and maintain relationships with our suppliers, and on our operating results and business generally; uncertain or unfavorable business or economic conditions and any regulatory responses thereto, including uncertainty and volatility in the financial markets, possible slowing or recessionary economic conditions and continuing or increasing inflation; geographic concentration of our markets; changes in market interest rates that affect the pricing of our products and our net interest income; our ability to effectively execute our growth strategy and manage our growth, including entering new lines of business or offering new or enhanced services or products; fluctuations in the fair value of our investments; our ability to successfully manage our credit risk, particularly in our commercial real estate, energy and commercial-based loan portfolios, and the sufficiency of our allowance for credit losses; declines in the values of the real estate and other collateral securing loans in our portfolio; an increase in non-performing assets; borrower and depositor concentration risks; risks associated with originating Small Business Administration loans; our dependence on our management team, including our ability to attract, hire and retain key employees and their client and community relationships; our ability to raise and maintain sufficient liquidity and capital; competition from banks, credit unions, FinTech companies and other financial services providers; the effectiveness of our risk management framework; accounting estimates; our ability to maintain effective internal control over financial reporting; our ability to keep pace with technological changes; system failures, service denials, cyber incidents or other failures, disruptions or security breaches; employee error, employee or client misconduct, fraud committed against the Company or our clients, or incomplete or inaccurate information about clients and counterparties; disruptions to our business caused by our third-party service providers; our ability to maintain our reputation; environmental liability or failure to comply with regulatory requirements affecting foreclosed properties; costs and effects of litigation, investigations or similar matters to which we may be subject; risk exposure from transactions with financial counterparties; severe weather, natural disasters, pandemics or other health crises, acts of war or terrorism, climate change and responses thereto, or other external events; compliance with (and changes in) laws, rules, regulations, interpretations or policies relating to or affecting financial institutions, including stringent capital requirements, higher FDIC insurance premiums and assessments, consumer protection laws and privacy laws and accounting, tax, trade, monetary and fiscal matters, including the policies of the Federal Reserve and as a result of government initiatives; systemic risks across the banking industry associated with the soundness of other financial institutions; volatility in our stock price and other risks associated with our common stock; changes in our dividend or share repurchase policies and practices; or other external events. Additional discussion of these and other risk factors can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, and in our other filings with the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Financial Condition - Unaudited

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Assets
Cash and cash equivalents	$236,937	$255,229
Available-for-sale securities - taxable	454,077	413,217
Available-for-sale securities - tax-exempt	329,918	353,436
Loans, net of unearned fees	6,331,049	6,127,690
Allowance for credit losses on loans	77,757	73,462
Loans, net of the allowance for credit losses on loans	6,253,292	6,054,228
Premises and equipment, net	68,990	70,869
Restricted equity securities	3,715	3,950
Interest receivable	39,485	37,294
Foreclosed assets held for sale	5,248	—
Goodwill and other intangible assets, net	28,620	31,335
Bank-owned life insurance	72,290	70,810
Other	89,620	90,312
Total assets	$7,582,192	$7,380,680
Liabilities and stockholders’ equity
Deposits
Non-interest-bearing	$900,794	$990,458
Savings, NOW and money market	3,746,812	3,669,726
Time	1,986,670	1,831,092
Total deposits	6,634,276	6,491,276
Federal Home Loan Bank advances	76,221	77,889
Other borrowings	8,598	8,950
Interest payable and other liabilities	91,388	94,422
Total liabilities	6,810,483	6,672,537
Stockholders’ equity
Preferred stock, $0.01 par value: Authorized - 5,000,000 shares; issued - 7,750 shares at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: Authorized - 200,000,000 shares; issued - 53,638,827 and 53,326,641 shares at September 30, 2024 and December 31, 2023, respectively	536	533
Treasury stock, at cost: 4,340,033 and 3,990,753 shares held at September 30, 2024 and December 31, 2023, respectively	(62,753)	(58,251)
Additional paid-in capital	547,138	543,556
Retained earnings	328,380	272,351
Accumulated other comprehensive loss	(41,592)	(50,046)
Total stockholders’ equity	771,709	708,143
Total liabilities and stockholders’ equity	$7,582,192	$7,380,680

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Operations - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$118,566	$103,631	$342,011	$292,231
Available-for-sale securities - taxable	5,172	3,089	14,752	7,560
Available-for-sale securities - tax-exempt	2,426	3,365	7,533	10,730
Deposits with financial institutions	2,375	2,444	6,341	6,067
Dividends on bank stocks	113	127	352	753
Total interest income	128,652	112,656	370,989	317,341
Interest Expense
Deposits	66,736	56,297	192,547	141,685
Fed funds purchased and repurchase agreements	—	5	—	51
Federal Home Loan Bank Advances	689	1,003	2,602	7,128
Other borrowings	64	224	191	590
Total interest expense	67,489	57,529	195,340	149,454
Net Interest Income	61,163	55,127	175,649	167,887
Provision for Credit Losses	3,533	3,329	7,571	10,390
Net Interest Income after Provision for Credit Losses	57,630	51,798	168,078	157,497
Non-Interest Income
Service charges and fees on client accounts	2,320	2,249	6,757	6,188
ATM and credit card interchange income	1,523	1,436	4,578	3,913
Gain on sale of loans	170	739	1,147	2,131
Income from bank-owned life insurance	523	437	1,480	1,266
Swap fees and credit valuation adjustments, net	194	57	440	231
Other non-interest income	1,235	1,063	2,853	2,452
Total non-interest income	5,965	5,981	17,255	16,181
Non-Interest Expense
Salaries and employee benefits	23,346	22,017	70,093	68,700
Occupancy	3,181	3,183	9,568	9,211
Professional fees	2,517	1,945	4,572	5,533
Deposit insurance premiums	1,845	1,947	5,602	5,359
Data processing	771	904	3,460	3,203
Advertising	723	593	1,772	1,994
Software and communication	1,633	1,898	5,290	5,204
Foreclosed assets, net	36	—	289	128
Core deposit intangible amortization	878	922	2,715	2,546
Other non-interest expense	3,679	2,945	10,478	9,980
Total non-interest expense	38,609	36,354	113,839	111,858
Net Income Before Taxes	24,986	21,425	71,494	61,820
Income tax expense	5,337	4,562	15,000	12,802
Net Income	$19,649	$16,863	$56,494	$49,018
Basic Earnings Per Common Share	$0.39	$0.34	$1.13	$1.00
Diluted Earnings Per Common Share	$0.39	$0.34	$1.12	$0.99

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net Income	$19,649	$16,863	$56,494	$49,018
Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	25,271	(41,604)	9,101	(37,083)
Less: income tax expense (benefit)	5,916	(9,902)	2,497	(8,727)
Unrealized gain (loss) on available-for-sale securities, net of income tax	19,355	(31,702)	6,604	(28,356)
Reclassification adjustment for realized gain (loss) included in income	59	(60)	59	3
Less: income tax expense (benefit)	14	(14)	14	1
Less: reclassification adjustment for realized gain (loss) included in income, net of income tax	45	(46)	45	2

Unrealized gain (loss) on cash flow hedges	3,606	(2,289)	(671)	(4,381)
Less: income tax expense (benefit)	849	(545)	(150)	(1,041)
Unrealized gain (loss) on cash flow hedges, net of income tax	2,757	(1,744)	(521)	(3,340)
Reclassification adjustment for (loss) gain on cash flow hedges	(1,093)	93	(3,152)	102
Less: income tax (benefit) expense	(253)	22	(736)	24
Less: reclassification adjustment for (loss) gain on cash flow hedges, net of income tax	(840)	71	(2,416)	78
Other comprehensive income (loss)	22,907	(33,471)	8,454	(31,776)
Comprehensive Income (Loss)	$42,556	$(16,608)	$64,948	$17,242

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Stockholders’ Equity - Unaudited

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at June 30, 2023	7,750	$—	48,653,487	$532	$(64,127)	$539,793	$238,147	$(62,862)	$651,483
Net income	—	—	—	—	—	—	16,863	—	16,863
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(31,656)	(31,656)
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(1,815)	(1,815)
Preferred dividends $20.00 per share	—	—	—	—	—	—	(155)	—	(155)
Issuance of shares from equity-based awards	—	—	43,904	1	—	165	—	—	166
Acquisition - purchase accounting	—	—	597,645	—	5,932	1,025	—	—	6,957
Stock-based compensation	—	—	—	—	—	1,208	—	—	1,208
Balance at September 30, 2023	7,750	$—	49,295,036	$533	$(58,195)	$542,191	$254,855	$(96,333)	$643,051

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at June 30, 2024	7,750	$—	49,250,140	$536	$(62,761)	$545,716	$308,886	$(64,499)	$727,878
Net income	—	—	—	—	—	—	19,649	—	19,649
Other comprehensive gain - available-for-sale securities	—	—	—	—	—	—	—	19,310	19,310
Other comprehensive gain - cash flow hedges	—	—	—	—	—	—	—	3,597	3,597
Preferred dividends $20.00 per share	—	—	—	—	—	—	(155)	—	(155)
Issuance of shares from equity-based awards	—	—	48,654	—	—	67	—	—	67
Open market common shares repurchases	—	—	—	—	8	—	—	—	8
Stock-based compensation	—	—	—	—	—	1,355	—	—	1,355
Balance at September 30, 2024	7,750	$—	49,298,794	$536	$(62,753)	$547,138	$328,380	$(41,592)	$771,709

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at December 31, 2022	—	$—	48,448,215	$530	$(64,127)	$530,658	$206,095	$(64,557)	$608,599
Net income	—	—	—	—	—	—	49,018	—	49,018
Other comprehensive loss - available-for-sale securities	—	—	—	—	—	—	—	(28,358)	(28,358)
Other comprehensive loss - cash flow hedges	—	—	—	—	—	—	—	(3,418)	(3,418)
Issuance of preferred shares	7,750	—	—	—	—	7,750	—	—	7,750
Preferred dividends $33.33 per share	—	—	—	—	—	—	(258)	—	(258)
Issuance of shares from equity-based awards	—	—	249,176	3	—	(535)	—	—	(532)
Warrants exercised, cash settled	—	—	—	—	—	(418)	—	—	(418)
Acquisition - purchase accounting	—	—	597,645	—	5,932	1,025	—	—	6,957
Stock-based compensation	—	—	—	—	—	3,711	—	—	3,711
Balance at September 30, 2023	7,750	$—	49,295,036	$533	$(58,195)	$542,191	$254,855	$(96,333)	$643,051

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Loss	Total

	(Dollars in thousands)
Balance at December 31, 2023	7,750	$—	49,335,888	$533	$(58,251)	$543,556	$272,351	$(50,046)	$708,143
Net income	—	—	—	—	—	—	56,494	—	56,494
Other comprehensive gain - available-for-sale securities	—	—	—	—	—	—	—	6,559	6,559
Other comprehensive gain - cash flow hedges	—	—	—	—	—	—	—	1,895	1,895
Preferred dividends $60.00 per share	—	—	—	—	—	—	(465)	—	(465)
Issuance of shares from equity-based awards	—	—	312,186	3	—	(583)	—	—	(580)
Open market common shares repurchases	—	—	(349,280)	—	(4,502)	—	—	—	(4,502)
Stock-based compensation	—	—	—	—	—	4,165	—	—	4,165
Balance at September 30, 2024	7,750	$—	49,298,794	$536	$(62,753)	$547,138	$328,380	$(41,592)	$771,709

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Consolidated Statements of Cash Flows - Unaudited

	For the Nine Months Ended September 30,
	2024	2023

	(Dollars in thousands)
Operating Activities
Net income	$56,494	$49,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,217	7,041
Provision for credit losses	7,571	10,390
Accretion of discounts on loans	(1,414)	(2,029)
Accretion of discounts and amortization of premiums on securities	512	2,378
Stock-based compensation	4,165	3,711
Loss (gain) on disposal of fixed assets	50	(67)
Loss on sale of foreclosed assets and related impairments	—	80
Gain on sale of loans	(1,147)	(2,131)
Origination of loans held for sale	(1,612)	(36,972)
Proceeds from sale of loans held for sale	3,523	39,775
Deferred income taxes	(595)	(1,208)
Net increase in bank owned life insurance	(1,480)	(1,266)
Net realized gains on equity securities	(18)	—
Net realized gains on available-for-sale securities	(59)	(3)
Dividends on FHLB stock	(334)	(745)
Changes in:
Interest receivable	(2,191)	(5,612)
Other assets	1,058	2,132
Other liabilities	(476)	6,691
Net cash provided by operating activities	71,264	71,183
Investing Activities
Net change in loans	(212,432)	(470,706)
Purchases of available-for-sale and equity securities	(77,168)	(152,158)
Proceeds from maturities of available-for-sale securities	46,475	18,890
Proceeds from sale of available-for-sale and equity securities	20,371	67,230
Proceeds from the sale of foreclosed assets	—	1,050
Purchase of premises and equipment	(2,594)	(6,953)
Proceeds from the sale of premises and equipment and related insurance claims	145	67
Purchase of restricted equity securities	(11,156)	(10,290)
Proceeds from sale of restricted equity securities	11,742	21,006
Terminated cash flow hedges	(549)	—
Net cash activity from acquisitions	—	19,279
Net cash used in investing activities	(225,166)	(512,585)
Financing Activities
Net decrease in demand deposits, savings, NOW and money market accounts	(12,578)	(264,944)
Net increase in time deposits	155,578	779,701
Net increase in fed funds purchased and repurchase agreements	—	505
Net decrease in federal funds sold	—	(20,000)
Proceeds from Federal Home Loan Bank advances	—	22,414
Repayment of Federal Home Loan Bank advances	(1,845)	(77,295)
Net proceeds of lines of credit	—	(72,468)
Proceeds from issuance of preferred shares, net of issuance cost	—	7,750
Issuance of common shares, net of issuance cost	3	3
Proceeds from employee stock purchase plan	533	402
Repurchase of common stock	(4,500)	—
Acquisition of common stock for tax withholding obligations	(1,116)	(937)
Settlement of warrants	—	(418)
Dividends paid on preferred stock	(465)	(258)
Net cash provided by financing activities	135,610	374,455
Decrease in Cash and Cash Equivalents	(18,292)	(66,947)
Cash and Cash Equivalents, Beginning of Period	255,229	300,138
Cash and Cash Equivalents, End of Period	$236,937	$233,191
Supplemental Cash Flows Information
Interest paid	$191,554	$137,281
Income taxes paid	17,465	17,614
Repossessed assets in settlement of loans	5,248	—

See Notes to Consolidated Financial Statements - Unaudited

CROSSFIRST BANKSHARES, INC.

Notes to Consolidated Financial Statements - Unaudited

Note 1:   Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

CrossFirst Bankshares, Inc. (“Bankshares or “CrossFirst”) is a bank holding company whose principal activities are the ownership and management of its wholly-owned subsidiary, CrossFirst Bank (the “Bank”). In addition, the Bank has three subsidiaries, including CrossFirst Investments, Inc. (“CFI”), which holds investments in marketable securities, CFBSA I, LLC and CFBSA II, LLC.

On August 26, 2024, Bankshares and First Busey Corporation, a Nevada corporation (“Busey”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Bankshares will merge with and into Busey, with Busey as the surviving corporation in the merger (the “Merger”). The Merger Agreement further provides that at a date and time following the Merger as determined by Busey, CrossFirst Bank, a Kansas state-chartered bank and a wholly owned subsidiary of CrossFirst, will merge with and into Busey Bank, an Illinois state-chartered bank and a wholly owned subsidiary of Busey, with Busey Bank as the surviving bank. The transaction is subject to customary closing conditions, including the approval of both Busey and CrossFirst stockholders and the regulatory approvals for the holding company merger and the bank merger. Subject to obtaining these approvals, the parties currently expect to close the holding company merger in the first or second quarter of 2025.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of CrossFirst (“CrossFirst Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by CrossFirst or Busey, will be converted into the right to receive 0.6675 of a share of common stock, par value $0.001 per share, of Busey. Holders of CrossFirst Common Stock will receive cash in lieu of fractional shares.

At the Effective Time, each share of Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, of CrossFirst (“CrossFirst Preferred Stock” or “Series A Preferred Stock”) outstanding immediately prior to the Effective Time will be converted into the right to receive one share of a newly created series of preferred stock of Busey, provided that at the election of Busey, Busey may cause the CrossFirst Preferred Stock to be converted in the Merger at the Effective Time into the right to receive an amount of cash equal to the liquidation preference thereof, plus the amount of any accrued and unpaid dividends thereon through the Effective Time.

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

Related Party Transactions

The Bank extends credit and receives deposits from related parties. In management’s opinion, the loans and deposits were made in the ordinary course of business and made on similar terms as those prevailing at the time with other persons. Related party loans totaled $10 million and $12 million, while related party deposits totaled $90 million and $106 million, at September 30, 2024 and December 31, 2023, respectively. Related parties also owned $6 million of the Company’s Series A Preferred Stock at September 30, 2024.

Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures on both an annual and interim basis about significant segment expenses, including for companies with only one reportable segment. This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects to adopt this ASU as of December 31, 2024 and include the required disclosures in a segment reporting footnote in its year-end financial statements.

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

Note 2:   Securities

Available-for-Sale (“AFS”) Securities

AFS securities are summarized as follows as of the dates indicated:

	September 30, 2024
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Mortgage-backed - GSE residential	$239,492	$1,570	$17,954	$223,108
Collateralized mortgage obligations - GSE residential	97,029	1,285	518	97,796
State and political subdivisions	371,365	163	39,514	332,014
Small Business Administration loan pools	120,221	1,963	1	122,183
Corporate bonds	9,580	—	686	8,894
Total available-for-sale securities	$837,687	$4,981	$58,673	$783,995

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Federal agency obligations	$9,988	$84	$—	$10,072
U.S. Treasury securities	4,965	3	—	4,968
Mortgage-backed - GSE residential	233,203	629	21,370	212,462
Collateralized mortgage obligations - GSE residential	50,125	493	674	49,944
State and political subdivisions	396,349	497	40,949	355,897
Small Business Administration loan pools	125,017	722	961	124,778
Corporate bonds	9,740	—	1,208	8,532
Total available-for-sale securities	$829,387	$2,428	$65,162	$766,653

The carrying value of securities pledged as collateral was $45 million and $40 million at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the AFS securities had $6 million and $7 million, respectively, of accrued interest excluded from the amortized cost basis and presented in “interest receivable” on the consolidated statements of financial condition.

The following tables summarize the gross realized gains and losses from sales or maturities of AFS securities as of the dates shown:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024			September 30, 2024
	Gross	Gross	Net	Gross	Gross	Net
	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Gain	Gains	Losses	Gain

(Dollars in thousands)
Available-for-sale securities	$158	$(99)	$59	$163	$(104)	$59

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2023
	Gross	Gross	Net	Gross	Gross	Net
	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Loss	Gains	Losses	Gain

(Dollars in thousands)
Available-for-sale securities	$68	$(128)	$(60)	$335	$(332)	$3

The following tables summarize AFS securities gross unrealized losses, as of the dates shown, along with the length of time in an unrealized loss position:

	September 30, 2024
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Mortgage-backed - GSE residential	$2,536	$16	2	$130,091	$17,938	51	$132,627	$17,954	53
Collateralized mortgage obligations - GSE residential	30,667	69	5	11,499	449	17	42,166	518	22
State and political subdivisions	8,048	66	4	308,136	39,448	200	316,184	39,514	204
Small Business Administration loan pools	—	—	—	70	1	4	70	1	4
Corporate bonds	—	—	—	8,895	686	4	8,895	686	4
Total temporarily impaired AFS securities	$41,251	$151	11	$458,691	$58,522	276	$499,942	$58,673	287

	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

	(Dollars in thousands)
Available-for-Sale Securities
Federal agency obligations	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Treasury securities	—	—	—	—	—	—	—	—	—
Mortgage-backed - GSE residential	21,523	56	5	137,626	21,314	52	159,149	21,370	57
Collateralized mortgage obligations - GSE residential	17,707	135	4	8,469	539	17	26,176	674	21
State and political subdivisions	33,577	207	20	287,128	40,742	190	320,705	40,949	210
Small Business Administration loan pools	76,380	959	11	91	2	4	76,471	961	15
Corporate bonds	—	—	—	8,532	1,208	5	8,532	1,208	5
Total temporarily impaired AFS securities	$149,187	$1,357	40	$441,846	$63,805	268	$591,033	$65,162	308

Management evaluated all of the AFS securities in an unrealized loss position at September 30, 2024. The unrealized losses in the Company’s investment portfolio were primarily caused by interest rate changes. The Company does not intend to sell the investments, and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis. The Company did not record any credit losses on AFS securities during the nine months ended September 30, 2024 or the year ended December 31, 2023.

The amortized cost, fair value, and weighted average yield of AFS securities by contractual maturity, are shown below:

	September 30, 2024
	Within	After One to	After Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed - GSE residential(1)
Amortized cost	$—	$—	$775	$238,717	$239,492
Estimated fair value	$—	$—	$730	$222,378	$223,108
Weighted average yield(2)	—%	—%	2.23%	3.30%	3.29%
Collateralized mortgage obligations - GSE residential(1)
Amortized cost	$—	$1,990	$17,915	$77,124	$97,029
Estimated fair value	$—	$1,942	$18,046	$77,808	$97,796
Weighted average yield(2)	—%	2.80%	5.12%	5.99%	5.77%
State and political subdivisions(1)
Amortized cost	$519	$3,331	$58,405	$309,110	$371,365
Estimated fair value	$532	$3,344	$57,785	$270,353	$332,014
Weighted average yield(2)	4.10%	4.34%	2.94%	2.50%	2.59%
Small Business Administration loan pools(1)
Amortized cost	$6	$65	$—	$120,150	$120,221
Estimated fair value	$6	$64	$—	$122,113	$122,183
Weighted average yield(2)	5.01%	4.10%	—%	4.96%	4.96%
Corporate bonds(1)
Amortized cost	$—	$88	$9,492	$—	$9,580
Estimated fair value	$—	$85	$8,809	$—	$8,894
Weighted average yield(2)	—%	5.30%	5.71%	—%	5.71%
Total available-for-sale securities
Amortized cost	$525	$5,474	$86,587	$745,101	$837,687
Estimated fair value	$538	$5,435	$85,370	$692,652	$783,995
Weighted average yield(2)	4.11%	3.79%	3.69%	3.51%	3.53%
(1)	Actual maturities may differ from contractual maturities because issuers may have the rights to call or prepay obligations with or without prepayment penalties.
(2)	Yields are calculated based on amortized cost using 30/360 day basis. Tax-exempt securities are not tax effected.

Equity Securities

Equity securities consist of $7.3 million of private equity investments. Equity securities are included in other assets on the consolidated statements of financial condition.

The Company elected a measurement alternative for its private equity investments that did not have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value using the net asset value per share. A cost basis was calculated for the equity investments. The recorded balance will adjust for any impairment or any observable price changes for an identical or similar investment of the same issuer. No such events occurred during the three- or nine-month periods ended September 30, 2024.

The following is a summary of the recorded fair value and the unrealized and realized gains and losses recognized in net income on equity securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net gains recognized during the reporting period on equity securities	$3	$98	$16	$114
Less: net gains recognized during the period on equity securities sold during the period	—	93	18	93
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$3	$5	$(2)	$21

Note 3:   Loans and Allowance for Credit Losses

The table below shows the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs, and fair value marks of $24 million and $25 million as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024		December 31, 2023

	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and industrial	$2,221,014	35%	$2,160,212	35%
Energy	224,036	4	214,218	3
Commercial real estate - owner-occupied	583,305	9	566,253	9
Commercial real estate - non-owner-occupied	2,802,954	44	2,685,534	44
Residential real estate	476,336	8	464,095	8
Consumer	23,404	-	37,378	1
Loans, net of unearned fees	6,331,049	100%	6,127,690	100%
Less: Allowance for credit losses on loans	(77,757)		(73,462)
Loans, net of the allowance for credit losses on loans	$6,253,292		$6,054,228

Accrued interest of $33 million and $30 million at September 30, 2024 and December 31, 2023, respectively, presented in “interest receivable” on the consolidated statements of financial condition is excluded from the amortized cost basis disclosed in the above table.

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

Risk Ratings

The Company uses a series of grades which reflect its assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Risk ratings are established for loans at origination and are monitored on an ongoing basis. The rating assigned to a loan reflects the risks posed by the borrower’s expected performance and the transaction’s structure. Performance metrics used to determine a risk rating include, but are not limited to, cash flow adequacy, liquidity, and collateral. A description of the loan risk ratings follows:

●	Pass - The category includes loans that are considered satisfactory and borrowers that generally maintain good liquidity and financial condition, or the credit is currently protected with sales trends remaining flat or declining. Most ratios compare favorably with industry norms and Company policies. Debt is programmed and timely repayment is expected.

●	Special Mention - The category includes borrowers that generally exhibit adverse trends in operations or an imbalanced position in their balance sheet that has not reached a point where repayment is jeopardized. Credits are currently protected but, if left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the credit or in the Company’s credit or lien position at a future date. These credits are not adversely classified and do not expose the Company to enough risk to warrant adverse classification.
●	Substandard - The category includes borrowers that generally exhibit well-defined weakness(es) that jeopardize repayment. Credits are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged. A distinct possibility exists that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Substandard loans include both performing and non-performing loans and are broken out in the table below.
●	Doubtful - The category includes borrowers that exhibit weaknesses inherent in a substandard credit and characteristics that these weaknesses make collection or liquidation in full highly questionable or improbable based on existing facts, conditions, and values. Because of reasonably specific pending factors, which may work to the advantage and strengthening of the assets, classification as a loss is deferred until its more exact status may be determined.
●	Loss - Credits that are considered uncollectible or of such little value that their continuance as a bankable asset is not warranted.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating categories and loan segments:

	As of September 30, 2024
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$297,434	$227,975	$197,696	$119,558	$32,895	$12,589	$1,119,666	$72,450	$2,080,263
Special mention	682	11,572	12,948	14,859	—	15	26,868	1,008	67,952
Substandard - accrual	1,678	12,002	1,727	5,184	139	1,761	24,714	16,067	63,272
Substandard - non-accrual	—	651	47	262	—	478	4,612	468	6,518
Doubtful	—	—	—	—	—	—	1,154	1,855	3,009
Loss	—	—	—	—	—	—	—	—	—
Total	$299,794	$252,200	$212,418	$139,863	$33,034	$14,843	$1,177,014	$91,848	$2,221,014
Energy
Pass	$—	$—	$5,977	$—	$—	$—	$217,178	$863	$224,018
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	—	—	—
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	18	—	18
Loss	—	—	—	—	—	—	—	—	—
Total	$-	$-	$5,977	$-	$-	$-	$217,196	$863	$224,036
Commercial real estate - owner-occupied
Pass	$39,630	$56,401	$100,740	$109,668	$59,365	$66,984	$68,201	$41,535	$542,524
Special mention	10,400	1,901	5,619	9,636	1,714	2,612	—	560	32,442
Substandard - accrual	63	2,977	1,443	—	1,618	—	—	2,238	8,339
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$50,093	$61,279	$107,802	$119,304	$62,697	$69,596	$68,201	$44,333	$583,305
Commercial real estate - non-owner-occupied
Pass	$279,544	$349,360	$756,177	$202,001	$115,238	$100,315	$811,239	$152,507	$2,766,381
Special mention	—	—	19,499	7,017	—	1,269	—	1,337	29,122
Substandard - accrual	3,538	—	—	—	3,616	297	—	—	7,451
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$283,082	$349,360	$775,676	$209,018	$118,854	$101,881	$811,239	$153,844	$2,802,954
Residential real estate
Pass	$25,591	$46,030	$93,014	$72,827	$96,173	$90,538	$43,571	$—	$467,744
Special mention	—	4,145	483	1,707	173	—	—	—	6,508
Substandard - accrual	—	—	—	1,287	—	—	176	—	1,463
Substandard - non-accrual	253	—	—	—	—	199	—	169	621
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$25,844	$50,175	$93,497	$75,821	$96,346	$90,737	$43,747	$169	$476,336
Consumer
Pass	$2,371	$3,449	$3,562	$292	$29	$54	$13,478	$—	$23,235
Special mention	—	—	—	—	—	3	150	—	153
Substandard - accrual	—	—	—	—	16	—	—	—	16
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,371	$3,449	$3,562	$292	$45	$57	$13,628	$-	$23,404
Total
Pass	$644,570	$683,215	$1,157,166	$504,346	$303,700	$270,480	$2,273,333	$267,355	$6,104,165
Special mention	11,082	17,618	38,549	33,219	1,887	3,899	27,018	2,905	136,177
Substandard - accrual	5,279	14,979	3,170	6,471	5,389	2,058	24,890	18,305	80,541
Substandard - non-accrual	253	651	47	262	—	677	4,612	637	7,139
Doubtful	—	—	—	—	—	—	1,172	1,855	3,027
Loss	—	—	—	—	—	—	—	—	—
Total	$661,184	$716,463	$1,198,932	$544,298	$310,976	$277,114	$2,331,025	$291,057	$6,331,049

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Internal Risk Rating						Amortized Cost Basis
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

	(Dollars in thousands)
Commercial and industrial
Pass	$379,360	$258,182	$193,302	$54,901	$38,762	$18,801	$1,061,365	$53,015	$2,057,688
Special mention	2,442	925	6,000	2,674	1,460	26	9,748	3,175	26,450
Substandard - accrual	12,655	1,877	5,101	238	598	815	28,652	16,831	66,767
Substandard - non-accrual	—	—	266	24	—	—	6,848	178	7,316
Doubtful	—	—	—	—	—	—	1,991	—	1,991
Loss	—	—	—	—	—	—	—	—	—
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Energy
Pass	$4,581	$6,868	$—	$156	$—	$—	$202,218	$107	$213,930
Special mention	—	—	—	—	—	—	—	—	—
Substandard - accrual	—	—	—	—	—	—	—	—	—
Substandard - non-accrual	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	288	—	288
Loss	—	—	—	—	—	—	—	—	—
Total	$4,581	$6,868	$—	$156	$—	$—	$202,506	$107	$214,218
Commercial real estate - owner-occupied
Pass	$56,236	$92,148	$119,684	$62,072	$49,992	$32,936	$76,782	$36,263	$526,113
Special mention	10,095	6,798	8,522	1,747	793	2,448	—	576	30,979
Substandard - accrual	2,977	—	—	1,635	770	2,047	—	1,528	8,957
Substandard - non-accrual	—	—	204	—	—	—	—	—	204
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Commercial real estate - non-owner-occupied
Pass	$477,238	$842,755	$242,405	$161,845	$65,540	$50,062	$626,998	$145,621	$2,612,464
Special mention	—	18,939	7,331	—	17,208	4,052	—	—	47,530
Substandard - accrual	10,341	—	2,396	3,626	—	298	—	439	17,100
Substandard - non-accrual	—	713	6,029	1,698	—	—	—	—	8,440
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Residential real estate
Pass	$37,676	$86,919	$82,390	$110,853	$36,589	$62,288	$37,619	$—	$454,334
Special mention	—	813	3,519	176	—	—	—	—	4,508
Substandard - accrual	253	—	1,317	3,125	203	—	176	—	5,074
Substandard - non-accrual	—	—	—	—	—	—	—	179	179
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Consumer
Pass	$11,591	$6,004	$462	$54	$221	$25	$18,960	$—	$37,317
Special mention	—	—	—	—	—	5	—	—	5
Substandard - accrual	—	—	—	23	—	—	—	—	23
Substandard - non-accrual	—	33	—	—	—	—	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$—	$37,378
Total
Pass	$966,682	$1,292,876	$638,243	$389,881	$191,104	$164,112	$2,023,942	$235,006	$5,901,846
Special mention	12,537	27,475	25,372	4,597	19,461	6,531	9,748	3,751	109,472
Substandard - accrual	26,226	1,877	8,814	8,647	1,571	3,160	28,828	18,798	97,921
Substandard - non-accrual	—	746	6,499	1,722	—	—	6,848	357	16,172
Doubtful	—	—	—	—	—	—	2,279	—	2,279
Loss	—	—	—	—	—	—	—	—	—
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2019 and		converted to
	2024	2023	2022	2021	2020	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$-	$19	$43	$59	$-	$-	$40	$-	$161
60-89 days	-	137	67	-	-	358	150	5	717
Greater than 90 days	-	692	1,632	1,512	-	478	8,121	1,855	14,290
Total past due	-	848	1,742	1,571	-	836	8,311	1,860	15,168
Current	299,794	251,352	210,676	138,292	33,034	14,007	1,168,703	89,988	2,205,846
Total	$299,794	$252,200	$212,418	$139,863	$33,034	$14,843	$1,177,014	$91,848	$2,221,014
Greater than 90 days and accruing	$-	$41	$1,601	$1,250	$-	$-	$2,355	$-	$5,247
Energy
30-59 days	$-	$-	$-	$-	$-	$-	$-	$-	$-
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-	18	-	18
Total past due	-	-	-	-	-	-	18	-	18
Current	-	-	5,977	-	-	-	217,178	863	224,018
Total	$-	$-	$5,977	$-	$-	$-	$217,196	$863	$224,036
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner-occupied
30-59 days	$-	$-	$-	$-	$-	$-	$-	$-	$-
60-89 days	-	829	-	-	-	-	-	-	829
Greater than 90 days	-	-	-	-	-	-	-	-	-
Total past due	-	829	-	-	-	-	-	-	829
Current	50,093	60,450	107,802	119,304	62,697	69,596	68,201	44,333	582,476
Total	$50,093	$61,279	$107,802	$119,304	$62,697	$69,596	$68,201	$44,333	$583,305
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner-occupied
30-59 days	$-	$-	$99	$-	$-	$-	$-	$-	$99
60-89 days	-	-	-	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-	-	-	-
Total past due	-	-	99	-	-	-	-	-	99
Current	283,082	349,360	775,577	209,018	118,854	101,881	811,239	153,844	2,802,855
Total	$283,082	$349,360	$775,676	$209,018	$118,854	$101,881	$811,239	$153,844	$2,802,954
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
30-59 days	$-	$-	$44	$248	$-	$35	$-	$-	$327
60-89 days	-	-	-	-	24	1,776	-	-	1,800
Greater than 90 days	253	-	-	1,373	173	199	3,557	-	5,555
Total past due	253	-	44	1,621	197	2,010	3,557	-	7,682
Current	25,591	50,175	93,453	74,200	96,149	88,727	40,190	169	468,654
Total	$25,844	$50,175	$93,497	$75,821	$96,346	$90,737	$43,747	$169	$476,336
Greater than 90 days and accruing	$-	$-	$-	$1,373	$173	$-	$3,557	$-	$5,103
Consumer
30-59 days	$-	$-	$44	$-	$6	$3	$70	$-	$123
60-89 days	-	-	14	20	-	-	100	-	134
Greater than 90 days	-	-	-	-	-	-	50	-	50
Total past due	-	-	58	20	6	3	220	-	307
Current	2,371	3,449	3,504	272	39	54	13,408	-	23,097
Total	$2,371	$3,449	$3,562	$292	$45	$57	$13,628	$-	$23,404
Greater than 90 days and accruing	$-	$-	$-	$-	$-	$-	$50	$-	$50
Total
30-59 days	$-	$19	$230	$307	$6	$38	$110	$-	$710
60-89 days	-	966	81	20	24	2,134	250	5	3,480
Greater than 90 days	253	692	1,632	2,885	173	677	11,746	1,855	19,913
Total past due	253	1,677	1,943	3,212	203	2,849	12,106	1,860	24,103
Current	660,931	714,786	1,196,989	541,086	310,773	274,265	2,318,919	289,197	6,306,946
Total	$661,184	$716,463	$1,198,932	$544,298	$310,976	$277,114	$2,331,025	$291,057	$6,331,049
Greater than 90 days and accruing	$-	$41	$1,601	$2,623	$173	$-	$5,962	$-	$10,400

	As of December 31, 2023
	Amortized Cost Basis by Origination Year and Past Due Status						Amortized Cost Basis
								Revolving loans
						2018 and		converted to
	2023	2022	2021	2020	2019	Prior	Revolving loans	term loans	Total

	(Dollars in thousands)
Commercial and industrial
30-59 days	$250	$178	$—	$81	$—	$136	$158	$151	$954
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	30	28	347	24	199	—	10,800	2,376	13,804
Total past due	280	206	347	105	199	136	10,958	2,527	14,758
Current	394,177	260,778	204,322	57,732	40,621	19,506	1,097,646	70,672	2,145,454
Total	$394,457	$260,984	$204,669	$57,837	$40,820	$19,642	$1,108,604	$73,199	$2,160,212
Greater than 90 days and accruing	$30	$28	$81	$—	$199	$—	$2,000	$2,199	$4,537
Energy
30-59 days	$—	$—	$—	$—	$—	$—	$30	$—	$30
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—	288	—	288
Total past due	—	—	—	—	—	—	318	—	318
Current	4,581	6,868	—	156	—	—	202,188	107	213,900
Total	$4,581	$6,868	$—	$156	$—	$—	$202,506	$107	$214,218
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
30-59 days	$—	$—	$—	$371	$—	$71	$—	$—	$442
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	204	—	—	—	—	—	204
Total past due	—	—	204	371	—	71	—	—	646
Current	69,308	98,946	128,206	65,083	51,555	37,360	76,782	38,367	565,607
Total	$69,308	$98,946	$128,410	$65,454	$51,555	$37,431	$76,782	$38,367	$566,253
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner-occupied
30-59 days	$—	$—	$—	$—	$—	$—	$—	$—	$—
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	713	6,029	1,698	—	307	—	—	8,747
Total past due	—	713	6,029	1,698	—	307	—	—	8,747
Current	487,579	861,694	252,132	165,471	82,748	54,105	626,998	146,060	2,676,787
Total	$487,579	$862,407	$258,161	$167,169	$82,748	$54,412	$626,998	$146,060	$2,685,534
Greater than 90 days and accruing	$—	$—	$—	$—	$—	$307	$—	$—	$307
Residential real estate
30-59 days	$—	$6	$—	$137	$—	$—	$—	$—	$143
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	—	1,317	—	—	—	176	—	1,493
Total past due	—	6	1,317	137	—	—	176	—	1,636
Current	37,929	87,726	85,909	114,017	36,792	62,288	37,619	179	462,459
Total	$37,929	$87,732	$87,226	$114,154	$36,792	$62,288	$37,795	$179	$464,095
Greater than 90 days and accruing	$—	$—	$1,317	$—	$—	$—	$176	$—	$1,493
Consumer
30-59 days	$—	$219	$40	$—	$—	$—	$200	$—	$459
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	—	35	—	—	—	—	—	—	35
Total past due	—	254	40	—	—	—	200	—	494
Current	11,591	5,783	422	77	221	30	18,760	—	36,884
Total	$11,591	$6,037	$462	$77	$221	$30	$18,960	$—	$37,378
Greater than 90 days and accruing	$—	$2	$—	$—	$—	$—	$—	$—	$2
Total
30-59 days	$250	$403	$40	$589	$—	$207	$388	$151	$2,028
60-89 days	—	—	—	—	—	—	—	—	—
Greater than 90 days	30	776	7,897	1,722	199	307	11,264	2,376	24,571
Total past due	280	1,179	7,937	2,311	199	514	11,652	2,527	26,599
Current	1,005,165	1,321,795	670,991	402,536	211,937	173,289	2,059,993	255,385	6,101,091
Total	$1,005,445	$1,322,974	$678,928	$404,847	$212,136	$173,803	$2,071,645	$257,912	$6,127,690
Greater than 90 days and accruing	$30	$30	$1,398	$—	$199	$307	$2,176	$2,199	$6,339

Non-accrual loans are loans for which the Company does not record interest income. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date, if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The following table presents the Company’s non-accrual loans by loan segment at September 30, 2024 and December 31, 2023:

As of September 30, 2024
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2019 and	Revolving	converted	Total Non-	no related
	2024	2023	2022	2021	2020	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$651	$47	$262	$—	$478	$5,765	$2,324	$9,527	$4,464
Energy	—	—	—	—	—	—	18	—	18	18
Commercial real estate - owner-occupied	—	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner-occupied	—	—	—	—	—	—	—	—	—	—
Residential real estate	253	—	—	—	—	199	—	169	621	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$253	$651	$47	$262	$—	$677	$5,783	$2,493	$10,166	$4,482

As of December 31, 2023
	Amortized Cost Basis by Origination Year						Amortized Cost Basis
								Revolving		Non-accrual
								loans		Loans with
						2018 and	Revolving	converted	Total Non-	no related
	2023	2022	2021	2020	2019	Prior	loans	to term loans	accrual Loans	Allowance

	(Dollars in thousands)
Commercial and industrial	$—	$—	$266	$24	$—	$—	$8,839	$178	$9,307	$6,198
Energy	—	—	—	—	—	—	288	—	288	288
Commercial real estate - owner-occupied	—	—	204	—	—	—	—	—	204	204
Commercial real estate - non-owner-occupied	—	713	6,029	1,698	—	—	—	—	8,440	1,698
Residential real estate	—	—	—	—	—	—	—	179	179	179
Consumer	—	33	—	—	—	—	—	—	33	33
Total	$—	$746	$6,499	$1,722	$—	$—	$9,127	$357	$18,451	$8,600

Interest income recognized on non-accrual loans was zero during the three and nine months ended September 30, 2024 and 2023.

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

The following table presents the activity in the allowance for credit losses and allowance for credit losses on off-balance sheet credit exposures by loan segment for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024

			Commercial	Commercial
			Real Estate	Real Estate
	Commercial		Owner-	Non-owner-	Residential
	and Industrial	Energy	Occupied	Occupied	Real Estate	Consumer	Total

	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$33,627	$3,325	$6,691	$29,082	$3,423	$70	$76,218
Charge-offs	(1,599)	—	—	(23)	—	—	(1,622)
Recoveries	24	—	—	4	—	—	28
Provision (release)	1,896	(126)	(596)	2,137	(337)	159	3,133
Ending balance	$33,948	$3,199	$6,095	$31,200	$3,086	$229	$77,757
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance	$783	$133	$107	$4,119	$67	$4	$5,213
Provision (release)	100	—	—	306	(9)	3	400
Ending balance	$883	$133	$107	$4,425	$58	$7	$5,613

	For the Nine Months Ended September 30, 2024

			Commercial	Commercial
			Real Estate	Real Estate
	Commercial		Owner-	Non-owner-	Residential
	and Industrial	Energy	Occupied	Occupied	Real Estate	Consumer	Total

	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$32,244	$3,143	$6,445	$28,130	$3,456	$44	$73,462
Charge-offs	(3,128)	—	—	(1,420)	—	(13)	(4,561)
Recoveries	104	118	—	4	259	—	485
Provision (release)	4,728	(62)	(350)	4,486	(629)	198	8,371
Ending balance	$33,948	$3,199	$6,095	$31,200	$3,086	$229	$77,757
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:
Beginning balance	$954	$149	$125	$5,096	$89	$—	$6,413
Provision (release)	(71)	(16)	(18)	(671)	(31)	7	(800)
Ending balance	$883	$133	$107	$4,425	$58	$7	$5,613

The ACL balance increased $1.5 million during the quarter ended September 30, 2024 and included provision of $3.5 million due to economic factors and an increase in specific reserves for several smaller commercial and industrial loans. Net charge-offs for the quarter were $1.6 million, primarily due to charge-offs on three commercial and industrial loans. The reserve on unfunded commitments increased $0.4 million due to a shift in the mix of loan segments and change in reserve rate.

The ACL balance increased $4.3 million during the nine months ended September 30, 2024 and included provision of $7.6 million due to loan growth, economic factors, and an increase in specific reserves. Net charge-offs were $4.1 million for the nine months ended September 30, 2024, primarily due to charge-offs on six commercial and industrial loans, one commercial real estate – non-owner-occupied loan and one credit card account. The reserve on unfunded commitments decreased $0.8 million due to a decrease in unfunded commitments.

The following table presents the Company’s gross charge-offs by year of origination for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Gross Charge-offs by Origination Year						Gross Charge-offs
								Revolving
								loans
								converted	Gross
						2019 and	Revolving	to term	Charge-
	2024	2023	2022	2021	2020	Prior	loans	loans	offs

	(Dollars in thousands)
Commercial and industrial	$—	$419	$21	$—	$—	$—	$1,159	$—	$1,599
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate - owner-occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner-occupied	—	—	23	—	—	—	—	—	23
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$419	$44	$—	$—	$—	$1,159	$—	$1,622

	For the Nine Months Ended September 30, 2024
	Gross Charge-offs by Origination Year						Gross Charge-offs
								Revolving
								loans
								converted	Gross
						2019 and	Revolving	to term	Charge-
	2024	2023	2022	2021	2020	Prior	loans	loans	offs

	(Dollars in thousands)
Commercial and industrial	$—	$1,063	$37	$—	$24	$—	$1,826	$178	$3,128
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate - owner-occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner-occupied	—	—	209	—	—	—	—	1,211	1,420
Residential real estate	—	—	—	—	—	—	—	—	—
Consumer	—	—	13	—	—	—	—	—	13
Total	$—	$1,063	$259	$—	$24	$—	$1,826	$1,389	$4,561

Collateral Dependent Loans:

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The following tables present the amortized cost balance of loans considered collateral dependent by loan segment and collateral type as of September 30, 2024 and December 31, 2023:

As of September 30, 2024
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$6,086	$1,008	$4,464
Energy
Oil and natural gas properties	18	—	18
Commercial real estate - owner-occupied
Commercial real estate properties	—	—	—
Commercial real estate - non-owner-occupied
Commercial real estate properties	—	—	—
Residential real estate
Residential real estate properties	—	—	—
	$6,104	$1,008	$4,482

As of December 31, 2023
			Amortized Cost of
			Collateral
	Amortized Cost of	Related Allowance	Dependent Loans
	Collateral	for	with no related
Loan Segment and Collateral Description	Dependent Loans	Credit Losses	Allowance

	(Dollars in thousands)
Commercial and industrial
All business assets	$9,308	$1,392	$6,198
Energy
Oil and natural gas properties	288	—	288
Commercial real estate - owner-occupied
Commercial real estate properties	204	—	204
Commercial real estate - non-owner-occupied
Commercial real estate properties	8,440	571	1,698
Residential real estate
Residential real estate properties	179	—	179
Consumer
Vehicles & other personal assets	—	—	—
	$18,419	$1,963	$8,567

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

The amortized cost basis of TDMs, which were modified to facilitate repayment, were $13.5 million and $9.2 million at September 30, 2024 and 2023, respectively. At September 30, 2024, the TDMs include loans modified during the prior twelve months in accordance with the accounting guidance for TDMs. At September 30, 2023, the TDMs include loans modified in the prior nine months based on the January 1, 2023 adoption of the accounting standard for TDMs. The following tables present, by loan segment, the amortized cost basis as of the dates shown for modified loans to borrowers experiencing financial difficulty:

	September 30, 2024
	Term Extension		Payment Delay		Combination - Term Extension and Payment Delay
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class

	(Dollars in thousands)
Commercial and industrial	$2,902	0.13%	$4,891	0.22%	$500	0.02%
Commercial real estate - owner-occupied	—	—	4,924	0.84	—	—
Residential real estate	253	0.05	—	—	—	—
Total Loans	$3,155		$9,815		$500

	September 30, 2023
	Term Extension
	Amortized Cost Basis	% of Loan Class
	(Dollars in thousands)
Commercial and industrial	$4,674	0.20%
Commercial real estate - owner-occupied	4,569	1.00
Total Loans	$9,243

The following tables present the payment status by loan segment of the amortized cost basis of loans that have been modified as of the dates shown:

	Balance at September 30, 2024
		30-59 Days	60-89 Days	Greater than 90	Total
	Current	Past Due	Past Due	Days Past Due	Past Due

	(Dollars in thousands)
Commercial and industrial	$6,360	$—	$—	$1,933	$1,933
Commercial real estate - owner-occupied	4,924	—	—	—	—
Residential real estate	—	—	—	253	253
Total Loans	$11,284	$—	$—	$2,186	$2,186

	Balance at September 30, 2023
		30-59 Days	60-89 Days	Greater than 90	Total
	Current	Past Due	Past Due	Days Past Due	Past Due

	(Dollars in thousands)
Commercial and industrial	$4,674	$—	$—	$—	$—
Commercial real estate - owner-occupied	4,569	—	—	—	—
Total Loans	$9,243	$—	$—	$—	$—

The Company had three TDMs that were modified and had defaulted on their modified terms during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company had no TDMs that were modified and had defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of the dates shown:

September 30, 2024
Financial Effect
	Term Extension	Payment Delay	Combination - Term Extension and Payment Delay
Commercial and industrial	Added a weighted average of 1.2 years to the life of loan, which reduced monthly payment amounts	Delayed payments for a weighted average of 0.6 years	Added a weighted average of 0.4 years to the life of loan, which reduced monthly payment amounts and delayed payments for a weighted average of 0.4 years
Commercial real estate - owner-occupied		Delayed payments for a weighted average of 0.5 years
Residential real estate	Added a weighted average of 0.4 years to the life of loan, which reduced monthly payment amounts

September 30, 2023
Financial Effect
Term Extension
Commercial and industrial	Added a weighted average of 1.2 years to the life of loan, which reduced monthly payment amounts
Commercial real estate - owner-occupied	Added a weighted average of 0.5 years to the life of loan, which reduced monthly payment amounts

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses for off-balance sheet credit exposures unless the obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision (release) for credit loss expense. The estimate is calculated for each loan segment and includes consideration of the likelihood that funding will occur and an estimate of the expected credit losses on commitments expected to be funded over its estimated life. For each pool of contractual obligations expected to be funded, the Company uses the reserve rate established for the related loan pools. The $6 million allowance for credit losses on off-balance sheet credit exposures at September 30, 2024 and December 31, 2023 are included in “interest payable and other liabilities” on the statements of financial condition.

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

Note 4:   Leases

The Company’s leases primarily include bank branches located in Kansas City, Missouri; Tulsa, Oklahoma; Dallas, Texas; Frisco, Texas; Fort Worth, Texas; Phoenix, Arizona; Denver, Colorado; and Colorado Springs, Colorado. The remaining lease terms on these branch leases range from less than one year to 18 years with certain options to renew. Renewal terms can extend the lease term between five years and 20 years. The exercise of lease renewal options is at the Company’s sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in the estimated value of the right of use (“ROU”) asset and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2024, the Company recognized one finance lease and the remaining Company leases were classified as operating leases.

During the third quarter of 2024, the Company entered into a lease agreement for a new bank branch in Oklahoma City, Oklahoma. The lease is expected to commence during the fourth quarter of 2024. The lease will be recognized in the Company’s consolidated financial statements during the period that includes the lease’s commencement date.

The ROU asset is included in “Other assets” on the consolidated statements of financial condition, and was $28 million and $30 million at September 30, 2024 and December 31, 2023, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The lease liability is located in “Interest payable and other liabilities” on the consolidated statements of financial condition and was $31 million and $34 million at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the remaining weighted-average lease term was 10.2 years, and the weighted-average discount rate was 2.78% utilizing the Company’s incremental Federal Home Loan Bank (“FHLB”) borrowing rate for borrowings of a similar term at the date of lease commencement.

The following table presents components of operating lease expense in the accompanying consolidated statements of operations for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Finance lease amortization of right-of-use asset	$72	$71	$219	$212
Finance lease interest on lease liability	65	67	197	204
Operating lease expense	863	726	2,587	2,189
Variable lease expense	357	487	998	1,368
Short-term lease expense	16	5	32	15
Total lease expense	$1,373	$1,356	$4,033	$3,988

Future minimum commitments under operating and finance leases as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases

	(Dollars in thousands)
Remainder of 2024	$945	$123
2025	3,806	490
2026	3,852	490
2027	3,847	528
2028	3,427	540
Thereafter	10,750	7,704
Total lease payments	26,627	9,875
Less: imputed interest	2,469	2,645
Total	$24,158	$7,230

Supplemental cash flow information

Operating cash flows paid for operating leases included in the measurement of lease liabilities were $2.9 million and $2.7 million, respectively, for the nine months ended September 30, 2024 and 2023. Operating cash flows paid for finance lease amounts included in the measurement of lease liabilities were $0.4 million for both the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, the Company did not record any ROU assets that were exchanged for operating lease liabilities.

Note 5:   Goodwill and Core Deposit Intangible

Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. In accordance with GAAP, the Company performs annual tests to identify impairment of goodwill and more frequently if events or circumstances indicate a potential impairment may exist. No goodwill impairment was recorded during the nine months ended September 30, 2024.

The Company is amortizing the core deposit intangible (“CDI”) over its estimated useful life of approximately 10 years from the date of each respective acquisition using the sum of the years’ digits accelerated method.

The gross carrying amount of goodwill and the gross carrying amount and accumulated amortization of the CDI at September 30, 2024 and December 31, 2023 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
September 30, 2024
Goodwill	$14,135	$—	$14,135
Core deposit intangible	21,938	7,453	14,485
Total goodwill and intangible assets	$36,073	$7,453	$28,620
December 31, 2023
Goodwill	$14,135	$—	$14,135
Core deposit intangible	21,938	4,738	17,200
Total goodwill and intangible assets	$36,073	$4,738	$31,335

The estimated aggregate future amortization expense over the next five years for the CDI is as follows at September 30, 2024:

(Dollars in thousands)
For the three months ending December 31, 2024	$854
For the year ending December 31, 2025	3,155
For the year ending December 31, 2026	2,739
For the year ending December 31, 2027	2,325
For the year ending December 31, 2028	1,909

Note 6:   Derivatives and Hedging

The Company is exposed to certain risks arising from both its business operations and economic conditions, including interest rate, liquidity, and credit risk. The Company uses derivative financial instruments as part of its risk management activities to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s existing credit derivatives result from participations of loan participation arrangements, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate derivatives to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may utilize interest rate swaps, including forwards, interest rate caps, floors, collars, corridors and swaptions as part of its interest rate risk management strategy. During the third quarter of 2024, the Company had interest rate swaps and a collar to hedge the variable cash flows associated with existing variable-rate debt and loan assets in place. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and the receipt of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During the first nine months of 2024, two cash flow hedges matured and two cash flow hedges were terminated. Derivatives that qualify as cash flow hedges and are designated as such include one instrument with a total notional value of $250 million at September 30, 2024, and five instruments with a total notional value of $340 million at December 31, 2023.

For derivatives that qualify as cash flow hedges of interest rate risk and are designated as such, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income and expense as interest payments are received and made on the Company’s variable-rate assets and debt. The Company currently estimates that $0.5 million will be reclassified as a net decrease to net interest income during the next twelve months. These reclassifications are for active hedges, as well as amounts related to five hedged swaps that were terminated in 2022 and the two hedged swaps terminated in the first quarter of 2024, that continue to be recognized based on the original effective dates of the hedged transactions.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 2.3 years.

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

The Company had 50 and 46 swaps outstanding with an aggregate notional amount of $356 million and $307 million at September 30, 2024 and December 31, 2023, respectively.

The Company’s existing credit derivatives result from participations in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

The Company had 13 credit risk participation agreements outstanding with an aggregate notional amount of $71 million at September 30, 2024.

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the consolidated statements of financial condition as of September 30, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
	Statement of			Statement of
	Financial			Financial
	Condition	September 30,	December 31,	Condition	September 30,	December 31,
	Location	2024	2023	Location	2024	2023

	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets and Interest receivable	$—	$101	Interest payable and other liabilities	$3,092	$5,992
Total derivatives designated as hedging instruments		$—	$101		$3,092	$5,992

Derivatives not designated as hedging instruments:
Interest rate products	Other assets and Interest receivable	$6,965	$7,830	Interest payable and other liabilities	$7,023	$7,837
Credit risk participation agreements	Other assets	34	—	Other liabilities	100	—
Total derivatives not designated as hedging instruments		$6,999	$7,830		$7,123	$7,837
Total		$6,999	$7,931		$10,215	$13,829

The tables below present the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2024 and 2023.

						Gain or	Gain or
						(Loss)	(Loss)
					Gain or	Reclassified	Reclassified
	Location of		Gain or	Gain or	(Loss)	from	from
	Gain or (Loss)	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Recognized	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	from	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	AOCI into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

		(Dollars in thousands)
Three Months Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$3,606	$3,606	$—	$(1,319)	$(1,319)	$—
Interest Rate Products	Interest Expense	—	—	—	226	226	—
Total		$3,606	$3,606	$—	$(1,093)	$(1,093)	$—
Three Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(2,333)	$(2,333)	$—	$—	$—	$—
Interest Rate Products	Interest Expense	44	44	—	93	93	—
Total		$(2,289)	$(2,289)	$—	$93	$93	$—

						Gain or	Gain or
						(Loss)	(Loss)
					Gain or	Reclassified	Reclassified
	Location of		Gain or	Gain or	(Loss)	from	from
	Gain or (Loss)	Gain or	(Loss)	(Loss)	Reclassified	Accumulated	Accumulated
	Recognized	(Loss)	Recognized	Recognized	from	OCI into	OCI into
	from	Recognized	in OCI	in OCI	Accumulated	Earnings	Earnings
	AOCI into	in OCI on	Included	Excluded	OCI into	Included	Excluded
	Earnings	Derivative	Component	Component	Earnings	Component	Component

		(Dollars in thousands)
Nine Months Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(681)	$(681)	$—	$(3,776)	$(3,776)	$—
Interest Rate Products	Interest Expense	10	10	—	624	624	—
Total		$(671)	$(671)	$—	$(3,152)	$(3,152)	$—
Nine Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	Interest Income	$(4,632)	$(4,632)	$—	$—	$—	$—
Interest Rate Products	Interest Expense	251	251	—	102	102	—
Total		$(4,381)	$(4,381)	$—	$102	$102	$—

As of September 30, 2024 and December 31, 2023, the Company had minimum collateral thresholds with certain of its derivative counterparties and had pledged collateral of $1.8 million and $1.0 million, respectively, and received collateral of $0.7 million and $1.5 million, respectively.

Note 7:   Time Deposits and Borrowings

The scheduled maturities, excluding interest, of the Company’s borrowings at September 30, 2024 were as follows:

	As of September 30, 2024
	Within One	One to Two	Two to Three	Three to	Four to Five	After Five
	Year	Years	Years	Four Years	Years	Years	Total

	(Dollars in thousands)
Time deposits	$1,884,291	$98,835	$2,387	$655	$502	$—	$1,986,670
FHLB borrowings	11,221	—	7,500	42,500	15,000	—	76,221
SBA secured borrowing	—	—	—	—	—	7,433	7,433
Trust preferred securities(1)	—	—	—	—	—	1,165	1,165
Total	$1,895,512	$98,835	$9,887	$43,155	$15,502	$8,598	$2,071,489
(1)	The contract value of the trust preferred securities is $2.6 million and is currently being accreted to the maturity date of 2035.

Note 8:   Change in Accumulated Other Comprehensive Loss

Amounts reclassified from AOCI and the affected line items in the consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
	2024	2023	2024	2023	Statements of Operations

	(Dollars in thousands)
Realized gain (loss) on available-for-sale securities	$59	$(60)	$59	$3	Other non-interest income
Less: tax expense (benefit) effect	14	(14)	14	1	Income tax expense
Realized gain (loss) on available-for-sale securities, net of income tax	45	(46)	45	2
Loss on cash flow hedges	(1,319)	—	(3,776)	—	Interest income - Loans
Gain on cash flow hedges	226	93	624	102	Interest expense - Deposits
Less: tax (benefit) expense effect	(253)	22	(736)	24	Income tax expense
Net (loss) gain on cash flow hedges, net of tax	(840)	71	(2,416)	78
Total reclassified amount	$(795)	$25	$(2,371)	$80

Note 9:   Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Management believes that, as of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 are presented in the following table:

			Required to be Considered		Required to be Considered
	Actual		Well Capitalized		Adequately Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$868,146	11.8%	N/A	N/A	$770,742	10.5%
Bank	855,496	11.7	$733,613	10.0%	770,294	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	785,057	10.7	N/A	N/A	623,934	8.5
Bank	772,407	10.5	586,891	8.0	623,571	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	776,142	10.6	N/A	N/A	513,828	7.0
Bank	772,407	10.5	476,849	6.5	513,529	7.0
Tier 1 Capital to Average Assets
Consolidated	785,057	10.2	N/A	N/A	307,189	4.0
Bank	$772,407	10.1%	$384,094	5.0%	$307,275	4.0%

December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$807,018	11.2%	N/A	N/A	$756,285	10.5%
Bank	800,522	11.1	$719,705	10.0%	755,691	10.5
Tier 1 Capital to Risk-Weighted Assets
Consolidated	727,723	10.1	N/A	N/A	612,231	8.5
Bank	721,227	10.0	575,764	8.0	611,750	8.5
Common Equity Tier 1 to Risk-Weighted Assets
Consolidated	718,855	10.0	N/A	N/A	504,190	7.0
Bank	721,227	10.0	467,809	6.5	503,794	7.0
Tier 1 Capital to Average Assets
Consolidated	727,723	10.0	N/A	N/A	292,517	4.0
Bank	$721,227	9.9%	$365,675	5.0%	$292,540	4.0%
(1)	Represents the minimum capital required for capital adequacy under Basel III. Includes capital conservation buffer of 2.5%.

Note 10:   Stockholders’ Equity

The following table presents the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)
Earnings per Common Share
Net Income	$19,649	$16,863	$56,494	$49,018
Less: preferred stock dividends	155	155	465	258
Net income available to common stockholders	19,494	16,708	56,029	48,760
Weighted average common shares	49,406,729	49,214,653	49,439,665	48,867,144
Earnings per common share	$0.39	$0.34	$1.13	$1.00
Diluted Earnings per Common Share
Net Income	$19,649	$16,863	$56,494	$49,018
Less: preferred stock dividends	155	155	465	258
Net income available to common stockholders	19,494	16,708	56,029	48,760
Weighted average common shares	49,406,729	49,214,653	49,439,665	48,867,144
Effect of dilutive shares	641,812	265,454	527,176	317,666
Weighted average dilutive common shares	50,048,541	49,480,107	49,966,841	49,184,810
Diluted earnings per common share	$0.39	$0.34	$1.12	$0.99
Stock-based awards not included because to do so would be antidilutive	126,662	881,351	165,237	914,519

Dividends of $155 thousand and $465 thousand related to the Series A Preferred Stock were declared and paid during the three and nine months ended September 30, 2024, respectively. On October 17, 2024, the Board of Directors declared a quarterly dividend on Series A Preferred Stock in the amount of $20.00 per share to be payable on December 16, 2024 to stockholders of record as of November 29, 2024.

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

Recurring Measurements

The following list presents the assets and liabilities recognized in the accompanying consolidated statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023:

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

		Level 2	Note 2: Securities
Derivatives	Fair value of the interest rate swaps is obtained from independent pricing services based on quoted market prices for similar derivative contracts.	Level 2	Note 6: Derivatives and Hedging

The following tables present the estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$236,937	$236,937	$—	$—
Available-for-sale securities	783,995	—	783,995	—
Loans, net of allowance for credit losses	6,253,292	—	—	6,295,504
Restricted equity securities	3,715	—	—	3,715
Interest receivable	39,485	—	39,485	—
Equity securities	7,305	—	—	7,305
Derivative assets	6,720	—	6,720	—

Financial Liabilities
Deposits	$6,634,276	$900,794	$—	$5,791,397
Federal Home Loan Bank advances	76,221	—	73,242	—
Other borrowings	8,598	—	9,795	—
Interest payable	22,316	—	22,316	—
Derivative liabilities	9,742	—	9,742	—

	December 31, 2023
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$255,229	$255,229	$—	$—
Available-for-sale securities	766,653	—	766,653	—
Loans, net of allowance for credit losses	6,054,228	—	—	6,036,887
Restricted equity securities	3,950	—	—	3,950
Interest receivable	37,294	—	37,294	—
Equity securities	5,794	—	—	5,794
Derivative assets	7,581	—	7,581	—

Financial Liabilities
Deposits	$6,491,276	$990,458	$—	$5,547,203
Federal Home Loan Bank advances	77,889	—	72,123	—
Other borrowings	8,950	—	9,891	—
Interest payable	18,529	—	18,529	—
Derivative liabilities	13,594	—	13,594	—

Nonrecurring Measurements

The following tables present the fair value measurement on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023:

		September 30, 2024
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Collateral-dependent impaired loans	$823	$—	$—	$823
Foreclosed assets held-for-sale	5,286	—	—	5,286

December 31, 2023
Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	$—	$—	$10,570

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2024 and December 31, 2023:

	September 30, 2024
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$823	Appraisal of collateral	Appraisal adjustments (1)	10% - 28% (20%)
Foreclosed assets held-for-sale	$5,286	Appraisal of held property	Appraisal adjustments (1)	10% - 10% (10%)

	December 31, 2023
			Unobservable	Range
	Fair Value	Valuation Techniques	Inputs	(Weighted Average)

	(Dollars in thousands)
Collateral-dependent impaired loans	$10,570	Appraisal of collateral	Appraisal adjustments (1)	0% - 56% (22%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Note 12:   Commitments and Credit Risk

The Company had the following commitments at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Commitments to originate loans	$129,986	$59,728
Standby letters of credit	73,726	74,139
Lines of credit	1,853,299	2,008,356
Future lease commitments	2,872	—
Commitment related to investment fund	2,639	4,206
Total	$2,062,522	$2,146,429

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2024, and with our 2023 Form 10-K, which includes our audited consolidated financial statements and related notes as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Information” and in Part II, Item 1A “Risk Factors” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in our 2023 Form 10-K and should be read herewith.

Performance Measures

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2024	2024	2024	2023	2023	2024	2023

	(Dollars in thousands, except per share data)
Return on average assets(1)	1.02%	1.00%	1.00%	0.97%	0.94%	1.01%	0.95%
Adjusted return on average assets(1)(2)	1.14%	1.00%	1.00%	1.07%	1.04%	1.05%	1.03%
Return on average common equity(1)	10.54%	10.59%	10.36%	10.71%	10.19%	10.50%	10.24%
Adjusted return on average common equity(1)(2)	11.75%	10.59%	10.36%	11.89%	11.26%	10.92%	11.12%
Basic earnings per common share	$0.39	$0.37	$0.36	$0.35	$0.34	$1.13	$1.00
Diluted earnings per common share	$0.39	$0.37	$0.36	$0.35	$0.34	$1.12	$0.99
Adjusted diluted earnings per common share(2)	$0.43	$0.37	$0.36	$0.39	$0.37	$1.17	$1.08
Efficiency ratio(3)	57.52%	59.32%	60.31%	57.05%	59.49%	59.01%	60.77%
Adjusted efficiency ratio - fully tax equivalent ("FTE")(2)(3)(4)	52.30%	57.41%	58.31%	51.87%	55.17%	55.93%	56.28%
Ratio of equity to assets	10.18%	9.53%	9.56%	9.59%	8.96%	10.18%	8.96%
(1)	Interim periods annualized
(2)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles (“GAAP”).
(3)	We calculate efficiency ratio as non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

Third Quarter 2024 Highlights

During the third quarter ended September 30, 2024, we accomplished the following:

●	Jointly announced a proposed partnership with First Busey Corporation, a Nevada corporation (“Busey”), pursuant to which CrossFirst Bankshares, Inc. (“Bankshares” or “CrossFirst”) would merge with and into Busey; the partnership would extend Busey’s regional operating model in the high-growth metro markets where CrossFirst operates and offer additional opportunities for the combined entity to grow its wealth management business and FirsTech, Inc., Busey’s payment technology solutions subsidiary

●	Improved profitability as operating revenue(1), adjusted net income(2), adjusted diluted earnings per common share(2), and adjusted return on average common equity(2) increased compared to the prior quarter and the prior year third quarter
●	Net interest margin – FTE grew to 3.29%, benefiting from the repricing lag between assets and liabilities from the September interest rate cut
●	Loans ended the quarter at $6.3 billion, flat with the prior quarter, and grew $203 million, or 3%, year-to-date. Loan demand slowed in the quarter temporarily as clients awaited actions by the Federal Reserve
●	Deposits ended the quarter at $6.6 billion, a decrease of $100 million, or 1%, for the quarter, and grew $143 million, or 2%, year-to-date; average deposits increased $162 million, or 2%, compared to the prior quarter, as strong client deposit growth in the third quarter outpaced the seasonally lower average deposits in the second quarter
●	Non-performing assets were 0.34% of total assets, annualized net charge-offs represented 0.10% of average loans and classified loans declined meaningfully
●	Provision expense was $3.5 million, which was $1.1 million higher than the second quarter due to an increase in net charge-offs, economic factors and an increase in specific reserves for several smaller commercial and industrial credits
●	Non-interest expense totaled $38.6 million and increased $0.9 million from the prior quarter, but included $2.4 million of merger-related costs; adjusting for merger-related costs, non-interest expense was lower $1.5 million and within the guided range as savings from our core processing contract renegotiation were realized
●	Increased capital ratios and remained well capitalized with total risk-based capital of 11.8% and common equity Tier 1 capital of 10.6%
●	Grew book value per common share 6% to $15.65 at September 30, 2024 compared to the prior quarter-end; tangible book value per common share(2) also grew 6% to $14.92 during the same period

(1)	Net interest income plus non-interest income.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable financial measure calculated and presented in accordance with GAAP.

Mergers and Acquisitions Update

As previously disclosed, on August 26, 2024, CrossFirst and Busey entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, CrossFirst will merge with and into Busey, with Busey as the surviving corporation in the merger (the “Merger”). The Merger Agreement further provides that at a date and time following the Merger as determined by Busey, CrossFirst Bank, a Kansas state-chartered bank and a wholly owned subsidiary of CrossFirst, will merge with and into Busey Bank, an Illinois state-chartered bank and a wholly owned subsidiary of Busey, with Busey Bank as the surviving bank. The transaction is subject to customary closing conditions, including the approval of both Busey and CrossFirst stockholders and the regulatory approvals for the holding company merger and the bank merger. Subject to obtaining these approvals, the parties currently expect to close the holding company merger in the first or second quarter of 2025. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2024 and incorporated by reference in Exhibit 2.1 to this report.

Results of Operations

Income from Operations

Net income totaled $19.7 million, or $0.39 per diluted common share, for the three months ended September 30, 2024 compared to $16.9 million, or $0.34 per diluted common share, for the three months ended September 30, 2023. For the nine-month periods ended September 30, 2024 and 2023, net income totaled $56.5 million, or $1.12 per diluted common share, and $49.0 million, or $0.99 per diluted common share, respectively. Compared to the third quarter of 2023, the results for the third quarter of 2024 reflect higher net interest income, partially offset by higher non-interest expense and higher provision expense. Compared to the nine months ended September 30, 2023, the results for the nine months ended September 30, 2024 include higher net interest income, higher non-interest income and lower provision expense, partially offset by higher non-interest expense.

Annualized return on average assets was 1.02% and 1.01% for the three and nine months ended September 30, 2024, respectively. Annualized return on average common equity was 10.54% and 10.50% for the three and nine months ended September 30, 2024, respectively.

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

The following table presents, for the periods indicated, average statement of financial condition information, interest income, interest expense and the corresponding average yield and rates paid:

	For the Three Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	Income /		Average	Income /
	Balance	Expense	Yield / Rate(4)	Balance	Expense	Yield / Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$487,261	$5,285	4.34%	$357,260	$3,216	3.60%
Securities - tax-exempt - FTE(1)	377,880	2,935	3.11	489,320	4,072	3.33
Federal funds sold	—	—	—	332	5	5.97
Interest-bearing deposits in other banks	196,447	2,375	4.81	198,068	2,439	4.89
Gross loans, net of unearned income(2)(3)	6,392,678	118,566	7.38	5,907,730	103,631	6.96
Total interest-earning assets - FTE(1)	7,454,266	$129,161	6.90%	6,952,710	$113,363	6.47%
Allowance for credit losses	(77,071)			(69,415)
Other non-interest-earning assets	261,875			230,933
Total assets	$7,639,070			$7,114,228
Interest-bearing liabilities
Transaction deposits	$796,260	$7,622	3.81%	$689,973	$5,727	3.29%
Savings and money market deposits	2,986,301	33,115	4.41	2,775,549	29,655	4.24
Time deposits	2,013,955	25,999	5.14	1,795,798	20,915	4.62
Total interest-bearing deposits	5,796,516	66,736	4.58	5,261,320	56,297	4.25
FHLB and short-term borrowings	92,690	689	2.96	131,420	1,169	3.53
Trust preferred securities, net of fair value adjustments	1,152	64	22.10	1,091	63	22.91
Non-interest-bearing deposits	901,212	—	—	954,005	—	—
Cost of funds	6,791,570	$67,489	3.95%	6,347,836	$57,529	3.60%
Other liabilities	104,099			108,148
Stockholders’ equity	743,401			658,244
Total liabilities and stockholders’ equity	$7,639,070			$7,114,228
Net interest income - FTE(1)		$61,672			$55,834
Net interest spread - FTE(1)			2.95%			2.87%
Net interest margin - FTE(1)			3.29%			3.19%
(1)	Calculated on an FTE basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2)	Loans, net of unearned income includes non-accrual loans of $10 million and $20 million as of September 30, 2024 and 2023, respectively.
(3)	Loan interest income includes loan fees of $5 million and $3 million for the three months ended September 30, 2024 and 2023, respectively.
(4)	Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

	For the Nine Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	Income /		Average	Income /
	Balance	Expense	Yield / Rate(4)	Balance	Expense	Yield / Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Securities - taxable	$473,172	$15,104	4.26%	$321,128	$8,313	3.45%
Securities - tax-exempt - FTE(1)	387,293	9,114	3.14	514,333	12,984	3.37
Federal funds sold	—	—	—	691	11	2.13
Interest-bearing deposits in other banks	177,471	6,341	4.77	179,649	6,056	4.51
Gross loans, net of unearned income(2)(3)	6,279,112	342,011	7.28	5,742,621	292,231	6.80
Total interest-earning assets - FTE(1)	7,317,048	$372,570	6.80%	6,758,422	$319,595	6.32%
Allowance for credit losses	(75,608)			(66,265)
Other non-interest-earning assets	252,345			228,314
Total assets	$7,493,785			$6,920,471
Interest-bearing liabilities
Transaction deposits	$824,837	$22,909	3.71%	$610,869	$13,566	2.97%
Savings and money market deposits	2,914,722	96,738	4.43	2,787,915	80,151	3.84
Time deposits	1,918,098	72,900	5.08	1,505,329	47,968	4.26
Total interest-bearing deposits	5,657,657	192,547	4.55	4,904,113	141,685	3.86
FHLB and short-term borrowings	106,181	2,602	3.27	250,795	7,593	4.05
Trust preferred securities, net of fair value adjustments	1,136	191	22.46	1,077	176	21.85
Non-interest-bearing deposits	903,625	—	—	1,022,469	—	—
Cost of funds	6,668,599	$195,340	3.91%	6,178,454	$149,454	3.23%
Other liabilities	104,401			99,896
Stockholders’ equity	720,785			642,121
Total liabilities and stockholders’ equity	$7,493,785			$6,920,471
Net interest income - FTE(1)		$177,230			$170,141
Net interest spread - FTE(1)			2.89%			3.09%
Net interest margin -FTE(1)			3.23%			3.36%
(1)	Calculated on an FTE basis. Tax-free municipal securities are exempt from Federal taxes. The incremental tax rate used is 21.0%.
(2)	Loans, net of unearned income includes non-accrual loans of $10 million and $20 million as of September 30, 2024 and 2023, respectively.
(3)	Loan interest income includes loan fees of $13 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively.
(4)	Actual unrounded values are used to calculate the reported yield or rate. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Net interest income increased $6.0 million and $7.8 million for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023. Compared to the third quarter of 2023, net interest income – FTE for the third quarter of 2024 increased $5.8 million due to higher average earning assets and the expansion of net interest margin – FTE by 10 basis points to 3.29%. Compared to the nine months ended September 30, 2023, net interest income – FTE for the nine months ended September 30, 2024 increased $7.1 million as the benefits from higher average earning assets and one additional day were partially offset by a 13 basis point reduction in net interest margin – FTE.

The FTE yield on earning assets for the third quarter of 2024 increased 43 basis points compared to the third quarter of 2023 due to stronger loan yields and higher yields on securities. The cost of a rate hedge partially offset the earning asset yield increase by seven basis points. The cost of funds increased 35 basis points compared to the third quarter of 2023 due to pricing pressure on deposits, client migration into higher cost deposit products and a reduction in average non-interest-bearing deposits compared to the prior year. The $502 million increase in average earning assets was driven by higher average loan and securities balances, as well as higher average cash balances.

The FTE yield on earning assets for the nine months ended September 30, 2024 increased 48 basis points compared to the nine months ended September 30, 2023 due to stronger loan yields and higher yields on securities. The cost of a rate hedge partially offset the earning asset yield increase by seven basis points. The cost of funds increased 68 basis points for the same comparative period due to pricing pressure on deposits, client migration into higher cost deposit products and a reduction in average non-interest-bearing deposits compared to the prior year. The $559 million increase in average earning assets was driven by higher average loan and securities balances, partially offset by lower average cash balances.

The full-year 2024 net interest margin – FTE is currently expected to be at the high end of the prior guidance range of 3.20% to 3.25%.

Provision for Credit Losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Provision for credit losses - loans	$3,133	$4,929	$8,371	$12,965
Provision for credit losses - off-balance sheet	400	(1,600)	(800)	(2,575)
Total provision for credit losses	$3,533	$3,329	$7,571	$10,390

Provision expense of $3.5 million for the third quarter of 2024 was primarily due to an increase in net charge-offs, economic factors and an increase in specific reserves for several smaller commercial and industrial clients. Provision expense of $3.3 million for the third quarter of 2023 was driven primarily by loan growth partially offset by a $1.6 million decrease in the reserve for unfunded commitments (“RUC”). For the nine months ended September 30, 2024, provision expense decreased $2.8 million compared to the same period in 2023 primarily due to lower loan growth.

Non-Interest Income

The components of non-interest income were as follows for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%

	(Dollars in thousands)
Service charges and fees on client accounts	$2,320	$2,249	$71	3%	$6,757	$6,188	$569	9%
ATM and credit card interchange income	1,523	1,436	87	6	4,578	3,913	665	17
Gain on sale of loans	170	739	(569)	(77)	1,147	2,131	(984)	(46)
Income from bank-owned life insurance	523	437	86	20	1,480	1,266	214	17
Swap fees and credit valuation adjustments, net	194	57	137	240	440	231	209	90
Other non-interest income	1,235	1,063	172	16	2,853	2,452	401	16
Total non-interest income	$5,965	$5,981	$(16)	—%	$17,255	$16,181	$1,074	7%

Non-interest income to average assets	0.31%	0.33%			0.31%	0.31%

The changes in non-interest income for the three-month period ended September 30, 2024 compared to the corresponding period in 2023 were driven primarily by a decrease in gain on sale of loans, largely offset by increases in client-related swap fees and credit valuation adjustments, net and other non-interest income. The decrease in gain on sale of loans was due to timing and decreased volume of loan sale activity. The increase in swap fees and credit valuation adjustments, net was driven by increased transaction fees, partially offset by credit valuation adjustments. The increase in other non-interest income was primarily due to realized gains on available-for-sale securities.

The changes in non-interest income for the nine-month period ended September 30, 2024 compared to the corresponding period in 2023 were driven primarily by increases in ATM and credit card interchange income, service charges and fees on client accounts, and other non-interest income, partially offset by a decrease in gain on sale of loans. The increase in ATM and credit card interchange income was related to higher interchange income, driven by new client spend and higher spend volume by existing clients. The increase in service charges and fees on client accounts was driven by new clients as well as an increase in client activity. The increase in swap fees and other non-interest income was primarily due to higher client-related fees. The decrease in gain on sale of loans was due to timing and decreased volume of loan sale activity.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%

	(Dollars in thousands)
Salary and employee benefits	$23,346	$22,017	$1,329	6%	$70,093	$68,700	$1,393	2%
Occupancy	3,181	3,183	(2)	—	9,568	9,211	357	4
Professional fees	2,517	1,945	572	29	4,572	5,533	(961)	(17)
Deposit insurance premiums	1,845	1,947	(102)	(5)	5,602	5,359	243	5
Data processing	771	904	(133)	(15)	3,460	3,203	257	8
Advertising	723	593	130	22	1,772	1,994	(222)	(11)
Software and communication	1,633	1,898	(265)	(14)	5,290	5,204	86	2
Foreclosed assets, net	36	—	36	NM	289	128	161	126
Core deposit intangible amortization	878	922	(44)	(5)	2,715	2,546	169	7
Other non-interest expense	3,679	2,945	734	25	10,478	9,980	498	5
Total non-interest expense	$38,609	$36,354	$2,255	6%	$113,839	$111,858	$1,981	2%

Non-interest expense to average assets	2.01%	2.03%			2.03%	2.16%

Non-interest expense for the three months ended September 30, 2024 increased $2.3 million compared to the same period in 2023. The third quarter of 2024 included $2.4 million of merger-related expenses with $1.8 million included in professional fees, $0.5 million in salaries and employee benefits, and $0.1 million in other non-interest expense. The third quarter of 2023 included $1.3 million of merger-related expenses with $0.8 million included in professional fees, $0.3 million in salaries and employee benefits, $0.1 million in software and communications, and $0.1 million in other non-interest expense. Excluding these merger-related expenses, non-interest expense decreased $1.5 million compared to the second quarter of 2024 and increased $1.2 million compared to the third quarter of 2023. Exclusive of the merger-related expenses noted above in both comparative periods, salaries and employee benefits were higher compared to the third quarter of 2023 primarily due to annual merit increases. Professional fees, excluding merger-related costs, decreased compared to the third quarter of 2023 primarily due to lower consulting and outside services fees. Data processing expenses and software and communication expenses both decreased compared to the third quarter of 2023 related to the renegotiation of our core system contract in the second quarter of 2024. Other non-interest expense, excluding merger-related costs, increased compared to the third quarter of 2023 due to higher travel and meeting expenses and fees related to the implementation of a new digital banking platform.

Non-interest expense for the nine months ended September 30, 2024 increased $2.0 million compared to the same period in 2023. The nine months ended September 30, 2024 included $2.4 million of merger-related expenses with $1.8 million included in professional fees, $0.5 million in salaries and employee benefits, and $0.1 million in other non-interest expense. The nine months ended September 30, 2023 included $3.1 million of merger-related expenses, most of which were included in professional fees and salaries and employee benefits, and $1.3 million of employee separation costs included in salaries and employee benefits. Excluding these merger-related expenses and employee separation costs, non-interest expense increased $4.1 million compared to the nine months ended September 30, 2023. The increase was primarily due to increases in salaries and employee benefits, occupancy, deposit insurance premiums, data processing expense, software and communications expense and other non-interest expense, partially offset by decreases in professional fees and advertising expense. Salaries and employee benefits increased primarily due to higher salaries and incentive costs related to merit increases. Other non-interest expense increased primarily due to fees related to the implementation of a new digital banking platform and higher travel and meeting expenses. Data processing expense increased due to costs related to the renegotiation of our core systems contract, partially offset by decreases in internet banking expenses. Deposit insurance premiums increased primarily due to a higher assessment rate due to the balance sheet composition. Occupancy costs as well as software and communications expense increased primarily due to new locations from both organic expansion in the high-growth Dallas-Fort Worth market and from an acquisition in Arizona. Professional fees decreased primarily due to the digital banking project costs in the prior year. Advertising expense decreased due to less discretionary spending.

Our GAAP efficiency ratio for the third quarter of 2024 was 57.52% and our adjusted efficiency ratio – FTE was 52.30% compared to 59.49% and 55.17% on a GAAP reported and adjusted basis, respectively, for the three-month period ended September 30, 2023. Our GAAP efficiency ratio for the nine-month period ended September 30, 2024 was 59.01% and our adjusted efficiency ratio – FTE was 55.93% compared to 60.77% and 56.28% on a GAAP reported and adjusted basis, respectively, for the nine-month period ended September 30, 2023. See "Non-GAAP Financial Measures" below for a reconciliation of our adjusted efficiency ratio – FTE to our GAAP efficiency ratio. Non-interest expenses are currently expected to be in a range of $36-37 million for the fourth quarter of 2024 excluding merger-related costs.

Income Taxes

Our income tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily due to investments in tax advantaged assets, such as bank-owned life insurance and tax-exempt municipal securities, state tax credits and permanent tax differences from stock-based compensation.

The tax-exempt benefit diminishes as the Company’s ratio of taxable income to tax-exempt income increases. We currently anticipate the effective tax rate to remain in the range of 20% to 22% for the remainder of 2024. Our income tax and effective tax rate is presented below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Income tax expense	$5,337	$4,562	$15,000	$12,802
Income before income taxes	$24,986	$21,425	$71,494	$61,820
Effective tax rate	21%	21%	21%	21%

Discussion and Analysis - Financial Condition

Total assets were $7.6 billion at September 30, 2024 compared to $7.4 billion at December 31, 2023, an increase of $0.2 billion, or 3%. Cash and cash equivalents decreased $18 million, or 7%, and investment securities increased $17 million, or 2%, from December 31, 2023. Loans increased $203 million, or 3%, from December 31, 2023, and the allowance for credit losses increased $4 million to $78 million at September 30, 2024. Total deposits increased $143 million to $6.6 billion at September 30, 2024, compared to December 31, 2023. Federal Home Loan Bank (“FHLB”) advances totaled $76 million and decreased slightly compared to December 31, 2023.

Investment Portfolio

The primary objective of our investment portfolio is to ensure adequate liquidity, including serving as a contingent, on-balance sheet source of liquidity. In addition, we manage the portfolio in a manner that optimizes earnings, manages credit and interest rate risk, and meets pledging and regulatory capital requirements. As of September 30, 2024, our portfolio was 100% available-for-sale and totaled $784 million, an increase of $17 million from December 31, 2023.

The increase in the investment portfolio was driven by the purchase of $71 million in mortgage-backed securities and $5 million in collateralized mortgage obligations, and a $9 million reduction in the unrealized loss on available-for-sale securities. The increase was partially offset by the sale of $20 million in tax-exempt municipal securities and $46 million of paydowns and maturities of investment securities. Our current investment strategy includes reducing the concentration in municipal investments, investing in lower risk-weighted assets and restructuring the portfolio to increase liquidity and provide more balanced cash flow. For additional information, including information regarding other securities owned by the Company, see “Note 2: Securities” in the notes to consolidated financial statements – unaudited.

The following table shows, with respect to our portfolio of available-for-sale securities, the estimated fair value, percent of the portfolio of available-for-sale securities and weighted average yield of such securities as of the dates indicated:

	As of September 30, 2024			As of December 31, 2023
	Estimated	Percent of	Weighted	Estimated	Percent of	Weighted
	Fair Value	portfolio	Average Yield	Fair Value	portfolio	Average Yield

Available-for-sale securities	(Dollars in thousands)
Federal agency obligations	$—	—	—%	$10,072	1%	6.41%
U.S. Treasury securities	—	—	—	4,968	1	5.56
Mortgage-backed - GSE residential	223,108	29	3.29	212,462	28	3.15
Collateralized mortgage obligations - GSE residential	97,796	12	5.77	49,944	7	5.12
State and political subdivisions	332,014	42	2.59	355,897	46	2.61
Small Business Administration loan pools	122,183	16	4.96	124,778	16	4.87
Corporate bonds	8,894	1	5.71	8,532	1	5.68
Total available-for-sale securities	$783,995	100%	3.53%	$766,653	100%	3.35%

Loan Portfolio

Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements – unaudited for additional information regarding the Company’s loan portfolio. As of September 30, 2024, gross loans, net of unearned fees increased $203 million or 3% from December 31, 2023. The following table presents the balance and associated percentage change of each segment within our portfolio as of the dates indicated:

			December 31, 2023, vs.
	As of	As of	September 30, 2024
	September 30, 2024	December 31, 2023	% Change

	(Dollars in thousands)
Commercial and industrial	$2,221,014	$2,160,212	3%
Energy	224,036	214,218	5
Commercial real estate - owner-occupied	583,305	566,253	3
Commercial real estate - non-owner-occupied	2,802,954	2,685,534	4
Residential real estate	476,336	464,095	3
Consumer	23,404	37,378	(37)
Total	$6,331,049	$6,127,690	3%

Our loan portfolio remains balanced with 44% of loans in commercial and industrial and owner-occupied commercial real estate and 44% of loans in non-owner-occupied commercial real estate.

The Company provides a mix of variable- and fixed-rate commercial and industrial loans across various industries. Our commercial and industrial loan portfolio is comprised of diverse industry segments. The largest segment as of September 30, 2024 was restaurants. Details of the Company’s commercial and industrial loan portfolio by industry as of September 30, 2024, December 31, 2023, and December 31, 2022 are provided below with loans acquired in 2022 excluded as of December 31, 2022:

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

As of September 30, 2024, the highest commercial real estate - non-owner-occupied property type, industrial, accounted for 22% of total commercial real estate - non-owner-occupied exposure. Details of our commercial real estate - non-owner-occupied loan portfolio by type as of September 30, 2024, December 31, 2023, and December 31, 2022 are provided below with loans acquired in 2022 excluded from December 31, 2022:

Our commercial real estate - non-owner-occupied loan portfolio is comprised predominately of in-market relationships with 70% of commercial real estate loans located within our footprint of Kansas, Missouri, Texas, Oklahoma, Arizona and Colorado as of September 30, 2024. A detail of our commercial real estate - non-owner-occupied loan portfolio by geography (based upon location of collateral) as of September 30, 2024 is presented below:

The following tables show the contractual maturities of our gross loans and sensitivity to interest rate changes at September 30, 2024 and December 31, 2023:

	As of September 30, 2024
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$97,637	$602,180	$234,060	$1,129,658	$70,813	$66,259	$20,379	$28	$2,221,014
Energy	45	10,102	—	213,889	—	—	—	—	224,036
Commercial real estate - owner-occupied	26,290	29,486	188,548	79,243	105,936	106,858	2,481	44,463	583,305
Commercial real estate - non-owner-occupied	172,564	605,430	483,630	1,221,808	79,395	149,730	5,726	84,671	2,802,954
Residential real estate	7,344	7,891	13,687	14,879	69,625	27,899	3,818	331,193	476,336
Consumer	4,503	15,468	2,172	1,136	31	94	—	—	23,404
Total	$308,383	$1,270,557	$922,097	$2,660,613	$325,800	$350,840	$32,404	$460,355	$6,331,049

	As of December 31, 2023
			Due in One Year through Five		Due in Five Year through
	Due in One Year or Less		Years		Fifteen Years		Due after Fifteen Years
		Adjustable		Adjustable		Adjustable		Adjustable
	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial and industrial	$125,460	$608,786	$335,330	$926,646	$64,907	$78,996	$19,826	$261	$2,160,212
Energy	107	3,631	340	210,140	—	—	—	—	214,218
Commercial real estate - owner-occupied	14,772	25,907	180,194	76,358	101,018	117,019	2,524	48,461	566,253
Commercial real estate - non-owner-occupied	75,518	427,082	596,545	1,161,103	113,622	197,637	16,436	97,591	2,685,534
Residential real estate	5,537	1,364	29,156	11,717	65,086	27,356	3,036	320,843	464,095
Consumer	15,464	13,763	6,448	1,633	23	47	—	—	37,378
Total	$236,858	$1,080,533	$1,148,013	$2,387,597	$344,656	$421,055	$41,822	$467,156	$6,127,690

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of gross loans was as follows at September 30, 2024:

	As of September 30, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate

	(Dollars in thousands)
Commercial and industrial	$422,889	5.33%	$1,798,125	8.29%	$2,221,014	7.75%
Energy	45	5.22%	223,991	7.55%	224,036	6.93%
Commercial real estate - owner-occupied	323,255	4.79%	260,050	6.53%	583,305	5.57%
Commercial real estate - non-owner-occupied	741,315	6.51%	2,061,639	8.43%	2,802,954	7.88%
Residential real estate	94,474	6.50%	381,862	8.74%	476,336	8.74%
Consumer	6,706	4.08%	16,698	4.25%	23,404	4.21%
Total	$1,588,684		$4,742,365		$6,331,049

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

	September 30, 2024					December 31, 2023
	ACL Amount					ACL Amount
				Percent of	Percent of				Percent of	Percent of
		Off-Balance		ACL to	Loans to		Off-Balance		ACL to	Loans to
	Loans	Sheet	Total	Total ACL	Total Loans	Loans	Sheet	Total	Total ACL	Total Loans

	(Dollars in thousands)
Commercial and industrial	$33,948	$883	$34,831	42%	35%	$32,244	$954	$33,198	42%	35%
Energy	3,199	133	3,332	4	4	3,143	149	3,292	4	3
Commercial real estate - owner-occupied	6,095	107	6,202	7	9	6,445	125	6,570	8	9
Commercial real estate - non-owner-occupied	31,200	4,425	35,625	43	44	28,130	5,096	33,226	42	44
Residential real estate	3,086	58	3,144	4	8	3,456	89	3,545	4	8
Consumer	229	7	236	—	—	44	—	44	—	1
Gross loans	$77,757	$5,613	$83,370	100%	100%	$73,462	$6,413	$79,875	100%	100%

Refer to “Note 3: Loans and Allowance for Credit Losses” within the notes to consolidated financial statements - unaudited for a summary of the changes in the ACL.

Charge-offs and Recoveries

Net charge-offs were $1.6 million and $4.1 million for the three- and nine-month periods ended September 30, 2024, respectively. For the three-month period ended September 30, 2024, charge-offs were primarily due to three commercial and industrial loans. For the nine-month period ended September 30, 2024, there were charge-offs of six commercial and industrial loans, one commercial real estate – non-owner-occupied loan and one credit card account. The table below provides the ratio of net charge-offs (recoveries) to average loans outstanding based on our loan categories for the periods indicated:

	For the Quarter Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Commercial and industrial	0.28%	0.13%	0.14%	0.35%	0.24%
Energy	—	—	(0.23)	—	—
Commercial real estate - owner-occupied	—	—	—	—	—
Commercial real estate - non-owner-occupied	—	0.08	0.13	—	—
Residential real estate	—	(0.18)	—	—	—
Consumer	—	0.15	—	0.01	—
Total net charge-offs to average loans	0.10%	0.07%	0.10%	0.12%	0.09%

Non-performing Assets and Other Asset Quality Metrics

Non-performing assets include: (i) non-performing loans - includes non-accrual loans and loans past due 90 days or more and still accruing; (ii) foreclosed assets held for sale; (iii) repossessed assets; and (iv) impaired debt securities.

Non-performing assets increased $9.1 million during the quarter to $25.8 million at September 30, 2024. The increase was primarily due to increases in loans 90+ days past due and still accruing and foreclosed assets held for sale. The non-performing assets to total assets ratio increased from 0.22% at June 30, 2024 to 0.34% at September 30, 2024. Annualized net charge-offs were 0.10% for the third quarter of 2024 compared to 0.07% in the quarter ended June 30,

2024 and 0.09% in the third quarter of 2023.

The Company continues to monitor the U.S. economic indicators, including the inflation rate, the unemployment rate, commodity prices, interest rates, and potential supply chain disruptions and the impact they may have on the Company’s markets, clients, and prospects. The Company is monitoring the impact of the interest rate environment on the commercial real estate market and enterprise and leverage loans that is currently partially mitigated by low debt-to-equity ratios. As of September 30, 2024, the Company did not identify any systemic issues within its loan portfolio that would materially affect the credit quality of the loan portfolio. However, the Company continues to closely monitor credits for risk rating migration, in particular in certain sectors of the commercial real estate portfolio where projects may be faced with higher interest rates, operating costs, and property taxes.

The table below summarizes our non-performing assets and related ratios as of the dates indicated:

	For the Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2024	2024	2024	2023	2023

Asset quality	(Dollars in thousands)
Non-accrual loans	$10,166	$10,065	$12,082	$18,451	$20,380
Loans 90+ days past due and still accruing	10,400	1,844	2,925	6,339	15,750
Total non-performing loans	20,566	11,909	15,007	24,790	36,130
Foreclosed assets held-for-sale	5,248	4,818	5,377	—	—
Total non-performing assets	$25,814	$16,727	$20,384	$24,790	$36,130

Loans 30 - 89 days past due	$4,190	$16,049	$46,381	$2,028	$29,457

Asset quality metrics (%)
Non-performing loans to total loans	0.32%	0.19%	0.24%	0.40%	0.61%
Non-performing assets to total assets	0.34	0.22	0.27	0.34	0.50
ACL to total loans	1.23	1.20	1.20	1.20	1.20
ACLs + RUC to total loans(1)	1.32	1.28	1.28	1.30	1.31
ACL to non-performing loans	378	640	499	296	198
Classified Loans / (Capital + ACL)	10.7	13.3	15.9	14.9	14.2
Classified Loans / (Capital + ACL + RUC)(1)	10.6	13.3	15.8	14.8	14.0
(1)	Includes the reserve for off-balance sheet credit risk from unfunded commitments.

Deposits and Other Borrowings

At September 30, 2024, our deposits totaled $6.6 billion, an increase of $143 million or 2% from December 31, 2023. The increase included a $156 million increase in time deposits and a $77 million increase in money market, NOW and savings deposits, partially offset by a decrease of $90 million in non-interest-bearing deposits. The increase in time deposits was primarily related to new clients and shifts from other deposits products, while the increase in money market, NOW and savings deposits was primarily related to new clients. Other borrowings include FHLB advances, SBA loan secured borrowings, and our trust preferred security and totaled $85 million and $87 million at September 30, 2024 and December 31, 2023, respectively.

The following table sets forth the maturity of time deposits as of September 30, 2024:

	As of September 30, 2024
	Three Months or	Three to Six	Six to Twelve	After Twelve
	Less	Months	Months	Months	Total

	(Dollars in thousands)
Time deposits in excess of FDIC insurance limit	$240,435	$217,255	$70,053	$13,009	$540,752
Time deposits below FDIC insurance limit	574,499	394,454	387,595	89,370	1,445,918
Total time deposits	$814,934	$611,709	$457,648	$102,379	$1,986,670

As of September 30, 2024, the Company had approximately $2.7 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements. Excluding pass-thru accounts where clients have deposit insurance at the correspondent financial institution, our uninsured deposits were $2.3 billion, or 34% of total deposits as of September 30, 2024. The average client account balance as of September 30, 2024 was less than $250 thousand for both individual accounts and business accounts in total after excluding pass-through and insured cash sweep deposits. We have geographic and industry diversity within our deposit base as the majority of our deposits are located in our footprint states of Kansas, Oklahoma, Texas, Missouri, Arizona, Colorado and New Mexico. The Company believes that its current capital ratios and liquidity are sufficient to mitigate the risks of uninsured deposits.

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

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
On-balance sheet liquidity(1)	$1,020,932	$1,021,882
Off-balance sheet liquidity(2)	1,585,682	1,496,225
Total liquidity	$2,606,614	$2,518,107
On-balance sheet liquidity as a percent of assets	13%	14%
Total liquidity as a percent of assets	34%	34%
(1)	On-balance sheet liquidity represents funds on the consolidated statements of financial condition – unaudited. It consists of overnight funds, short-term deposits with other banks, and unpledged AFS securities.
(2)	Off-balance sheet liquidity represents funds available from third-party sources including credit lines, FHLB and Federal Reserve Bank.

The consolidated statements of cash flows - unaudited summarize our sources and uses of cash by type of activity for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and 2023, we had cash and cash equivalents of $237 million and $233 million, respectively. During the nine months ended September 30, 2024 and 2023, operating activities provided $71.3 million and $71.2 million of cash, respectively, while financing activities provided $135.6 million and $374.5 million of cash, respectively. The primary drivers of lower cash provided by financing activities in the nine months ended September 30, 2024 were a smaller increase in time deposits, lower FHLB and line of credit borrowings, 2024 share repurchases and the 2023 preferred share issuance, partially offset by an increase in demand and savings, NOW and money market accounts and lower FHLB borrowings repayments. Cash usage from investing activities was $225.2 million and $512.6 million for the nine months ended September 30, 2024 and 2023, respectively. The primary drivers of lower cash used in the nine months ended September 30, 2024 for investing activities was that the prior year included more loan origination volume and more purchases of AFS securities, partially offset by higher proceeds from AFS maturities and sales in the prior year.

Off-balance sheet liquidity slightly increased from December 31, 2023 to September 30, 2024 due to normal fluctuations in our available capacity from third party sources.

The Company purchased $4.5 million of common stock during the first nine months of 2024 under its previously approved share repurchase program. As of September 30, 2024, $11.4 million remained available for repurchase under our share repurchase program. The amount and timing of such future share repurchases will be dependent on a number of factors, including the price of our common stock, overall capital levels and cash flow needs. There is no assurance that we will repurchase up to the full amount remaining under our program.

Dividends of $465 thousand related to the Series A Non-Cumulative Perpetual Preferred Stock were declared and paid by the Company during the nine months ended September 30, 2024. On October 17, 2024, the Board of Directors declared a quarterly dividend on Series A Non-Cumulative Perpetual Preferred Stock in the amount of $20.00 per share to be payable on December 16, 2024 to stockholders of record as of November 29, 2024.

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

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities, select off-balance sheet items and equity. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Refer to “Note 9: Regulatory Matters” in the notes to consolidated financial statements – unaudited for additional information. Management believes that as of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures follows.

	Three Months Ended					Nine Months Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023

Adjusted net income:	(Dollars in thousands, except per share data)
Net income (GAAP)	$19,649	$18,622	$18,223	$17,651	$16,863	$56,494	$49,018
Add: Merger costs	2,355	—	—	1,300	1,328	2,355	3,143
Add: Acquisition - Day 1 CECL provision	—	—	—	—	900	—	900
Add: Employee separation	—	—	—	—	—	—	1,300
Add: Loss on bond repositioning	—	—	—	1,130	—	—	—
Less: Tax effect(1)	(116)	—	—	(510)	(468)	(116)	(1,122)
Adjusted net income	$21,888	$18,622	$18,223	$19,571	$18,623	$58,733	$53,239
Preferred stock dividends	155	155	155	155	155	465	258
Diluted weighted average common shares outstanding	50,048,541	49,784,067	49,967,638	49,788,962	49,480,107	49,966,841	49,184,810
Diluted earnings per common share (GAAP)	$0.39	$0.37	$0.36	$0.35	$0.34	$1.12	$0.99
Adjusted diluted earnings per common share	$0.43	$0.37	$0.36	$0.39	$0.37	$1.17	$1.08
(1)	Represents the tax impact of the adjustments at a tax rate of 21.0%, plus permanent tax expense associated with merger-related transactions.

	Three Months Ended					Nine Months Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023

Adjusted return on average assets:	(Dollars in thousands, except per share data)
Net income (GAAP)	$19,649	$18,622	$18,223	$17,651	$16,863	$56,494	$49,018
Adjusted net income	21,888	18,622	18,223	19,571	18,623	58,733	53,239
Average assets	$7,639,070	$7,494,941	$7,344,102	$7,231,611	$7,114,228	$7,493,785	$6,920,471
Return on average assets (GAAP)	1.02%	1.00%	1.00%	0.97%	0.94%	1.01%	0.95%
Adjusted return on average assets	1.14%	1.00%	1.00%	1.07%	1.04%	1.05%	1.03%

	Three Months Ended					Nine Months Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023

Adjusted return on average common equity:	(Dollars in thousands, except per share data)
Net income (GAAP)	$19,649	$18,622	$18,223	$17,651	$16,863	$56,494	$49,018
Preferred stock dividends	155	155	155	155	155	465	258
Net income attributable to common stockholders	$19,494	$18,467	$18,068	$17,496	$16,708	$56,029	$48,760

Adjusted net income	$21,888	$18,622	$18,223	$19,571	$18,623	$58,733	$53,239
Preferred stock dividends	155	155	155	155	155	465	258
Adjusted net income attributable to common stockholders	$21,733	$18,467	$18,068	$19,416	$18,468	$58,268	$52,981
Average common equity	$735,651	$701,483	$701,598	$647,882	$650,494	$713,035	$636,841
Return on average common equity (GAAP)	10.54%	10.59%	10.36%	10.71%	10.19%	10.50%	10.24%
Adjusted return on average common equity	11.75%	10.59%	10.36%	11.89%	11.26%	10.92%	11.12%

	Balance at
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023

Tangible common stockholders’ equity:	(Dollars in thousands, except per share data)
Total stockholders’ equity (GAAP)	$771,709	$727,878	$714,971	$708,143	$643,051
Less: goodwill and other intangible assets	28,620	29,499	30,404	31,335	32,293
Less: preferred stock	7,750	7,750	7,750	7,750	7,750
Tangible common stockholders’ equity	$735,339	$690,629	$676,817	$669,058	$603,008
Common Shares outstanding at end of period	49,298,794	49,250,140	49,400,466	49,335,888	49,295,036
Book value per common share (GAAP)	$15.65	$14.78	$14.47	$14.35	$13.04
Tangible book value per common share	$14.92	$14.02	$13.70	$13.56	$12.23

	Three Months Ended					Nine Months Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023

	(Dollars in thousands, except per share data)
Adjusted Efficiency Ratio - FTE(1)
Non-interest expense (GAAP)	$38,609	$37,725	$37,505	$35,049	$36,354	$113,839	$111,858
Less: Merger costs	(2,355)	—	—	(1,300)	(1,328)	(2,355)	(3,143)
Less: Core deposit intangible amortization	(878)	(906)	(931)	(957)	(922)	(2,715)	(2,546)
Less: Employee separation	—	—	—	—	—	—	(1,300)
Adjusted Non-interest expense (numerator)	$35,376	$36,819	$36,574	$32,792	$34,104	$108,769	$104,869
Net interest income (GAAP)	61,163	57,892	56,594	56,954	55,127	175,649	167,887
Tax equivalent interest income(1)	509	536	536	654	707	1,581	2,254
Non-interest income (GAAP)	5,965	5,701	5,589	4,483	5,981	17,255	16,181
Add: Loss on bond repositioning	—	—	—	1,130	—	—	—
Total adjusted tax-equivalent income (denominator)	$67,637	$64,129	$62,719	$63,221	$61,815	$194,485	$186,322
Efficiency Ratio (GAAP)	57.52%	59.32%	60.31%	57.05%	59.49%	59.01%	60.77%
Adjusted Efficiency Ratio - FTE(1)	52.30%	57.41%	58.31%	51.87%	55.17%	55.93%	56.28%
(1)	Tax exempt income (tax-free municipal securities) is calculated on a tax equivalent basis. The incremental tax rate used is 21.0%.

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

Hypothetical Change in Interest Rate - Rate Shock
	September 30, 2024		September 30, 2023
Change in Interest Rate	Percent Change in	Percent Change in	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Fair Value of Equity	Net Interest Income	Fair Value of Equity
+300	(2.01)%	(21.86)%	(0.13)%	(18.12)%
+200	(1.38)	(15.08)	(0.12)	(12.91)
+100	(0.72)	(7.71)	(0.07)	(7.00)
Base	—%	—%	—%	—%
-100	0.98	7.91	0.34	7.39
-200	2.11	15.95	0.98	13.60
-300	1.84	25.03	0.79	20.61

Hypothetical Change in Interest Rate - Rate Ramp
	September 30, 2024	September 30, 2023
Change in Interest Rate	Percent Change in	Percent Change in
(Basis Points)	Net Interest Income	Net Interest Income
+300	(1.40)%	(0.96)%
+200	(0.96)	(0.68)
+100	(0.51)	(0.36)
Base	—%	—%
-100	0.53	0.36
-200	1.10	0.75
-300	1.51	1.05

The Company’s position is slightly liability sensitive as of September 30, 2024. Loans remain the largest portion of the Company’s variable rate earning assets, and $4.6 billion, or 72%, of loans mature or reprice within the twelve-month period following September 30, 2024, including $3.9 billion that repriced in October 2024. The Company expects $3.6 billion of time deposits, indexed deposits and other borrowings will reprice in the next twelve months. Approximately 95% of the Company’s time deposits mature within the next twelve months, with 42% maturing in the fourth quarter of 2024. In addition, the Company has 26% of its deposits indexed to the federal funds rate. The Company also holds a $250 million notional interest rate collar, which was executed in July 2022 and became effective in January 2024. The collar contributes to the Company’s slightly liability sensitive position. The Company continuously monitors the interest rate environment and will evaluate available derivative strategies to protect net interest margin as needed. Additional information regarding the Company’s on-balance sheet derivative activity is incorporated herein from “Note 6: Derivatives and Hedging” within the notes to consolidated financial statements – unaudited. The Company’s sensitivity position as of September 30, 2024 is slightly more liability sensitive compared to September 30, 2023 primarily due to the collar derivative and the shorter duration of the time deposit portfolio compared to the prior period.

The models the Company uses include assumptions regarding interest rates and balance changes. The aggregate non-maturity beta assumption utilized as of September 30, 2024 was approximately 70%. Other key assumptions updated during the third quarter of 2024 include new loan spreads and updated market yield curves. Other assumptions included in the model that are periodically updated include deposit decay rates, loan prepayments and call provisions within investment and debt holdings. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions, client behavior and management strategies, among other factors.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting continues to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this report and the risk factors below, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2023 Form 10-K, which could materially affect our business, financial condition, or results of operations in future periods. Except as presented below, there have been no material changes to the risk factors described in our 2023 Form 10-K.

Risks Relating to the Consummation of the Merger

Because the market price of Busey common stock may fluctuate, CrossFirst stockholders cannot be certain of the market value of the merger consideration they will receive.

In the Merger, each share of CrossFirst common stock issued and outstanding immediately prior to the effective time of the Merger, except for shares of CrossFirst common stock owned by CrossFirst as treasury stock or owned by CrossFirst or Busey (in each case, other than shares of CrossFirst common stock (i) held in trust accounts, managed accounts, mutual funds and the like, or otherwise held in a fiduciary or agency capacity that are beneficially owned by third parties, or (ii) held, directly or indirectly, by CrossFirst or Busey in respect of debts previously contracted), will be converted into 0.6675 of a share of Busey common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Busey common stock or CrossFirst common stock. Changes in the price of Busey common stock between now and the time of the Merger will affect the value that CrossFirst stockholders will receive in the Merger. Neither Busey nor CrossFirst is permitted to terminate the Merger Agreement as a result of any increase or decrease in the market price of Busey common stock or CrossFirst common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Busey’s and CrossFirst’s businesses, operations and prospects, the performance of peer companies and other financial companies, volatility in the prices of securities in global financial markets, including market prices of Busey, CrossFirst and other banking companies, and regulatory considerations and tax laws, many of which are beyond Busey’s and CrossFirst’s control. Therefore, at the time of the CrossFirst special meeting of stockholders, CrossFirst stockholders will not know the market value of the merger consideration that CrossFirst stockholders will receive at the effective time of the Merger.

The market price of Busey common stock after the Merger may be affected by factors different from those currently affecting the shares of Busey common stock or CrossFirst common stock.

In the Merger, CrossFirst stockholders will become Busey stockholders. Busey’s business differs from that of CrossFirst and certain adjustments may be made to Busey’s business as a result of the Merger. Accordingly, the results of operations of the combined company and the market price of Busey common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Busey and CrossFirst. Changes in the operations and prospects of Busey or CrossFirst, general market and economic conditions and other factors which may be beyond the control of Busey and CrossFirst, and the market prices of Busey common stock and CrossFirst common stock may alter the value of Busey or CrossFirst or the prices of shares of Busey common stock and shares of CrossFirst common stock by the time the Merger is completed.

Busey and CrossFirst are expected to incur substantial costs related to the Merger and integration.

Busey and CrossFirst have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs.

In addition, the combined company will incur integration costs following the completion of the Merger as Busey and CrossFirst integrate their businesses, including facilities, and systems, consolidation costs and employment-related costs. Busey and CrossFirst may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While Busey and CrossFirst have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Anticipated pre-tax transaction costs for both CrossFirst and Busey combined are currently estimated to be approximately $75.3 million.

Combining Busey and CrossFirst may be more difficult, costly or time consuming than expected, and may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated benefits from combining the businesses of Busey and CrossFirst. To realize the anticipated benefits from the Merger, Busey must successfully integrate CrossFirst into its existing businesses and, in particular, integrate CrossFirst into its risk management framework, compliance systems and corporate culture, in a manner that permits the anticipated benefits to be realized and that does not materially disrupt existing client relationships or result in decreased revenues due to the loss of clients. If Busey is not able to successfully achieve these objectives for any reason, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual benefits of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of Busey following the completion of the

Merger, which may adversely affect the value of the common stock of Busey following the completion of the Merger.

Busey and CrossFirst have operated and, until the effective time of the Merger, must continue to operate independently.

It is possible that the integration process could result in the loss of key CrossFirst employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Busey and CrossFirst during this transition period and on Busey for an undetermined period after the completion of the Merger. Busey’s results following the Merger may suffer if it does not effectively manage its expanded operations.

Following the Merger, the size of the business of Busey will increase beyond its current size. Busey’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Busey may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that Busey will be successful or that it will realize the expected benefits currently anticipated from the Merger.

The combined company may be unable to retain Busey and/or CrossFirst personnel successfully after the Merger is completed.

The success of the Merger will depend in part on Busey’s ability to retain the talents and dedication of key employees currently employed by CrossFirst. It is possible that these employees may decide not to remain with CrossFirst while the Merger is pending or with Busey after the Merger. If Busey and CrossFirst are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Busey and CrossFirst could face disruptions in their operations, loss of existing clients, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, Busey’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause Busey’s business to suffer. Busey and CrossFirst also may not be able to locate or retain suitable replacements for any key employees who leave either company.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on Busey following the Merger.

Before the Merger and the bank merger may be completed, various approvals and consents must be obtained from the Federal Reserve Board, the Illinois Department of Financial and Professional Regulation (the “IDFPR”) and the Kansas Office of the State Bank Commissioner (the “KOSBC”) and other regulatory authorities in the United States. Busey submitted applications to the Federal Reserve Board, the IDFPR and the KOSBC in connection with the proposed Merger and the bank merger on or about September 23, 2024.

These approvals could be delayed or not obtained at all, including due to (i) an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; (ii) governmental, political or community group inquiries, investigations or opposition; or (iii) changes in legislation or the political environment generally. Additionally, over the past several years, mergers of banking organizations have encountered greater regulatory, governmental and community scrutiny and have taken substantially longer to receive the necessary regulatory approvals and other required governmental clearances than in the past.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of Busey’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of Busey following the Merger or otherwise reducing the anticipated benefits of the Merger if the Merger were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. The completion of the Merger is conditioned on the receipt of the requisite regulatory approvals and the expiration of all statutory waiting periods without the imposition of any material burdensome regulatory condition. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither Busey nor CrossFirst, nor any of their respective subsidiaries, is permitted (without the written consent of the other party) to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities or regulatory agencies that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Merger and the bank merger.

Certain of Busey’s and CrossFirst’s directors and executive officers may have interests in the Merger that may differ from, or are in addition to, the interests of Busey stockholders and CrossFirst stockholders.

CrossFirst stockholders should be aware that some of Busey’s and CrossFirst’s directors and executive officers may have interests in the Merger and have arrangements that are different from, or in addition to, those of Busey stockholders and CrossFirst stockholders. These interests and arrangements may create potential conflicts of interest. The Busey and CrossFirst boards of directors were aware of these respective interests and considered these interests, among other matters, when making their decisions to approve the Merger Agreement, and in recommending that, in the case of the Busey board of directors, Busey stockholders vote to approve the Merger Agreement, including the issuance of Busey common stock to CrossFirst stockholders pursuant to the Merger Agreement, and, in the case of the CrossFirst board of directors, CrossFirst stockholders vote to approve the Merger Agreement.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: (i) approval by Busey stockholders of the Busey merger proposal and approval by CrossFirst stockholders of the CrossFirst merger proposal; (ii) authorization for listing on Nasdaq of the shares of Busey common stock to be issued in the Merger, subject to official notice of issuance; (iii) the receipt of the requisite regulatory approvals, including the approval of the Federal Reserve Board, the IDFPR and the KOSBC; (iv) the effectiveness of a registration statement on Form S-4; and (v) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger, the bank merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger, the bank merger or any of the other transactions contemplated by the Merger Agreement illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement, (c) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and (d) the absence of any material adverse effect with respect to Busey or CrossFirst.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite stockholder approvals, or Busey or CrossFirst may elect to terminate the Merger Agreement in certain other circumstances.

Failure to complete the Merger could negatively impact Busey or CrossFirst.

If the Merger is not completed for any reason, including as a result of Busey stockholders failing to approve the Busey merger proposal or CrossFirst stockholders failing to approve the CrossFirst merger proposal, there may be various adverse consequences, and CrossFirst may experience negative reactions from the financial markets and from its clients, employees and stockholders. For example, CrossFirst’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of CrossFirst common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. CrossFirst also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against CrossFirst to perform its obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, CrossFirst may be required to pay a termination fee of $36.7 million to Busey.

Additionally, CrossFirst has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing a joint proxy statement/prospectus, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, CrossFirst would have to pay these expenses without realizing the expected benefits of the Merger.

In connection with the Merger, Busey will assume CrossFirst’s outstanding debt obligations, and Busey’s level of indebtedness following the completion of the Merger could adversely affect Busey’s ability to raise additional capital and to meet its obligations under its existing indebtedness.

In connection with the Merger, Busey will assume CrossFirst’s outstanding indebtedness. Busey’s existing debt, together with any future incurrence of additional indebtedness, could have important consequences for Busey’s creditors and Busey’s stockholders. For example, it could limit Busey’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, and could require a significant portion of cash flow from operations to be dedicated to the payment of principal and interest on Busey’s indebtedness, thereby reducing Busey’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.

Busey and CrossFirst will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on Busey and CrossFirst. These uncertainties may impair Busey’s or CrossFirst’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause clients and others that deal with Busey or CrossFirst to seek to change existing business relationships with Busey or CrossFirst. In addition, subject to certain exceptions, Busey and CrossFirst have each agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of the other party. These restrictions may prevent Busey and/or CrossFirst from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The announcement of the proposed Merger could disrupt Busey’s and CrossFirst’s relationships with their clients, suppliers, business partners and others, as well as their operating results and businesses generally.

Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Merger on Busey’s and CrossFirst’s businesses include the following:

•	their employees may experience uncertainty about their future roles, which might adversely affect Busey’s and CrossFirst’s ability to retain and hire key personnel and other employees;

•

clients, suppliers, business partners and other parties with which Busey and CrossFirst maintain business relationships may experience uncertainty about their respective futures and seek alternative relationships with third parties, seek to alter their business relationships with Busey and CrossFirst or fail to extend an existing relationship with Busey and CrossFirst; and

•	Busey and CrossFirst have each expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each party’s results of operations and financial condition.

The Merger Agreement limits Busey’s and CrossFirst’s respective abilities to pursue alternatives to the Merger and may discourage other companies from trying to acquire Busey or CrossFirst.

The Merger Agreement contains “no shop” covenants that restrict each of Busey’s and CrossFirst’s ability to directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by Busey’s and CrossFirst’s respective board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $36.7 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of Busey or CrossFirst from considering or proposing that acquisition.

The shares of Busey common stock to be received by CrossFirst stockholders as a result of the Merger will have different rights from the shares of CrossFirst common stock.

In the Merger, CrossFirst stockholders will become Busey stockholders, and their rights as stockholders will be governed by Nevada law and the governing documents of the combined company following the Merger. The rights associated with Busey common stock are different from the rights associated with CrossFirst common stock.

CrossFirst stockholders will have reduced ownership and voting interest in the combined company after the consummation of the Merger and will exercise less influence over management.

CrossFirst stockholders currently have the right to vote in the election of the board of directors and on other matters affecting CrossFirst. When the Merger is completed, each CrossFirst stockholder will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of CrossFirst prior to the consummation of the Merger. Based on the number of shares of Busey common stock and CrossFirst common stock outstanding as of the close of business on the respective record dates, and based on the number of shares of Busey common stock expected to be issued in the Merger, the former CrossFirst stockholders as a group are estimated to own approximately thirty-six and one-half percent (36.5%) of the fully diluted shares of the combined company immediately after the Merger, and current Busey stockholders, as a group, are estimated to own approximately sixty-three and one half percent (63.5%) of the fully diluted shares of the combined company immediately after the Merger. Because of this, CrossFirst stockholders may have less influence on the management and policies of the combined company than they now have on the management and policies of CrossFirst.

Issuance of shares of Busey common stock in connection with the Merger may adversely affect the market price of Busey common stock.

In connection with the payment of the merger consideration, Busey expects to issue shares of Busey common stock to CrossFirst stockholders. The issuance of these new shares of Busey common stock may result in fluctuations in the market price of Busey common stock, including a stock price decrease.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Share Repurchase Program

On May 10, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to $30 million of its common stock. The objective of the program is to give the Company the ability to opportunistically acquire undervalued shares and return capital to stockholders. No shares were repurchased during the three- months ended September 30, 2024. As of September 30, 2024, $11.4 million remained available for repurchase under this share repurchase program. Repurchases under the program may be made in the open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company's discretion. No time limit has been set for completion of the program.

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

Item 5.Other Information

(a)	Item 7.01 Regulation FD Disclosure

Representatives of the Company intend to present some or all of the investor presentation attached hereto as Exhibit 99.2, and incorporated herein by reference, to analysts and investors at various conferences and meetings from time to time on or after November 1, 2024. A copy of the investor presentation is also available on the Investor Section of the Company’s website at investors.crossfirstbankshares.com.

The information furnished pursuant to this Item 7.01, including Exhibit 99.2 furnished herewith, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

(b)	None

(c)	Trading Arrangements

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated August 26, 2024, by and between First Busey Corporation and CrossFirst Bankshares, Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 27, 2024)

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
3.4

Certificate of Designations of Series A Non-Cumulative Perpetual Preferred Stock of CrossFirst Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 31, 2023)

10.1

Letter Agreement, dated August 26, 2024, by and between First Busey Corporation and Michael J. Maddox† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 27, 2024)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Letter Agreement, dated August 26, 2024, by and between First Busey Corporation and Van A. Dukeman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 27, 2024)

99.2**	Investor Presentation – November 2024
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formation in Inline XBRL and contained in Exhibit 101)

*Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

**Filed Herewith

***Furnished Herewith

†Indicates a management contract or compensatory plan arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CrossFirst Bankshares, Inc.

Date: November 1, 2024	/s/ Benjamin R. Clouse
Benjamin R. Clouse
Chief Financial Officer
(Duly authorized officer and principal financial officer)